Form 10QSB
period 2000-12-31
PLANET RESOURCES INC /DE/
filed 2001-04-26
CIK 1084507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

                         PURSUANT TO SECTION 13 OR 15 (d)
                                     of the
                        SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000


                             PLANET RESOURCES, INC.
              (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
              1-16381                                   76-0600966
     (Commission File Number)              (IRS Employer Identification Number)

                                   A. W. Dugan
                                    President
                             Planet Resources, Inc.
                           1415 Louisiana, Suite 3100
                              Houston, Texas 77002
                     (Address of principal executive offices)

                                 (713) 658-1142
                  (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at December 31, 2000
                  -----                        --------------------------------
      Common Stock, $.001 par value                        100,000

================================================================================


                                    FORM 10-Q

                             PLANET RESOURCES, INC.

                                INDEX and REPORT

--------------------------------------------------------------------------------


Part 1.      Financial Information

         Planet Resources, Inc. is a mining company in the development stage and is not required to file Part I of Form 10-QSB (Financial Information) under the terms of Rule 13(a) -13(b).


Part II.     Other Information and Signatures

         In March 1999, Planet Resources, Inc. (Planet) a wholly owned subsidiary of Internet Law Library, Inc. (Internet Law) was incorporated in the State of Delaware. Planet was formed in connection with the execution of an Agreement and Plan of Distribution (the "Agreement") by and between Planet and Internet Law dated March 25, 1999. Under terms of the Agreement, Internet Law will transfer certain of its assets including mineral interest and related equipment to Planet and shares of common stock and options of Planet will be distributed to certain of the Internet Law stockholders.

         Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding and held by Internet Law were distributed to certain of the Internet Law stockholders. Those shares were then cancelled and 2,000,000 new common shares were issued to Planet shareholders. The mineral interests and related equipment were transferred to Planet on March 19, 2001. At this time Planet has no ongoing operations.

         No exhibits are attached.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET RESOURCES, INC.



By:  /s/A. W. Dugan
   ---------------------------------
      A. W. Dugan, President and CEO

Date:  April 26, 2001