Form 10QSB
period 2001-03-31
PLANET RESOURCES INC /DE/
filed 2001-05-02
CIK 1084507

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

                      For the quarter ended March 31, 2001


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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 2, 2001
                  -----                              --------------------------
      Common Stock, $.001 par value                           2,000,000

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


Part II.     Other Information and Signatures

         In March 1999, Planet Resources, Inc. (Planet) a wholly owned subsidiary of Internet Law Library, Inc. (Internet Law) was incorporated in the State of Delaware. Planet was formed in connection with the execution of an Agreement and Plan of Distribution (the "Agreement") by and between Planet and Internet Law dated March 25, 1999. Under terms of the Agreement, Internet Law transferred certain of its assets including mineral interest and related equipment to Planet and shares of common stock and options of Planet were distributed to certain of the Internet Law stockholders.

         Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding and held by Internet Law were distributed to certain of the Internet Law stockholders. Those shares were then cancelled and 2,000,000 new common shares were issued to Planet shareholders. Also distributed to these shareholders were 455,000 stock options as part of Planet's stock option plan of which 405,000 options and 50,000 options may each be used to purchase one share of Planet's common stock at $.15 and $.40, respectively. The mineral interests and related equipment were transferred to Planet on March 19, 2001. At this time Planet has no ongoing operations.

         Management has reviewed the reporting requirements of Part II of Form 10-QSB and does not believe that additional corporate or other activities have occurred which requires disclosure.

         No exhibits are attached.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET RESOURCES, INC.



By:  /s/A. W. Dugan
   ---------------------------------
      A. W. Dugan, President and CEO

Date:  May 2, 2001