Form 10KSB
period 2001-06-30
PLANET RESOURCES INC /DE/
filed 2001-09-19
CIK 1084507

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   Form 10-KSB

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                     For the Fiscal Year Ended June 30, 2001


                             PLANET RESOURCES, INC.
                 (Name of Small Business Issuer in its Charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization)

               333-76533                         76-0600966
        (Commission File Number)     (IRS Employer Identification Number)

                                   A.W. Dugan
                                    President
                             Planet Resources, Inc.
                           1415 Louisiana, Suite 3100
                              Houston, Texas 77002
                      (Address of principal executive offices)

                                 (713) 658-1142
               (Registrant's telephone number, including area code)

          Securities Registered under Section 12(b) of the Exchange Act:

           Title of Each Class Name of Each Exchange on which Registered
                                      None

           Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 15, 2001: 2,000,000

Transitional Small Business Disclosure Format:       Yes ____ No _X_



                                     PART I

Item 1.  Description of Business.

General

         We were incorporated in the State of Delaware on March 26, 1999, as a wholly owned subsidiary of Internet Law Library, Inc. ("Internet Law"). We were formed in connection with the execution of an Agreement and Plan of Distribution (the `Distribution Agreement') by and between Internet Law and us dated March 25, 1999. Under terms of the Distribution Agreement, Internet Law transferred certain of its assets to us including mineral rights and related equipment, which are not reflected on the accompanying balance sheets as these assets are fully impaired.

         We became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of our registration statement, the 100,000 common shares then outstanding were cancelled and 2,000,000 shares were issued to our shareholders. As part of our stock option plan and as partial payment to a third party for assisting us register our shares of common stock, 405,000 options and 50,000 options respectively may each be used to purchase one share of our common stock at $.15 and $.40, respectively. In connection with the issuance of the 50,000 options, we authorized the issuance of a warrant for $10.00 to purchase up to 50,000 shares of our common stock at a price of $.40 per share of which half of the warrants were purchased for a price of $5.00 prior to June 30, 2001. These options expire prior to December 31, 2004 and November 2, 2004 respectively. In February 2001, we amended our certificate of incorporation to state that the aggregate number of shares of all classes of capital stock which we have the authority to issue is 26,000,000 of which 25,000,000 are to be shares of common stock at $.001 par value per share and 1,000,000 shares are to be shares of serial preferred stock at $.001 par value per share.

         We have no operating assets or operations. Administrative costs associated with the preparation of financial information, legal, and accounting expenses, and other costs are being funded by our president. At June 30, 2001, we were indebted to our president for these expenses in the amount of $15,000. Our president has no contract or obligation to continue providing financial assistance to us. Unless, and until, we are able to raise debt or equity capital, or generate or acquire operations, our operations will remain dormant. Consequently, we do not have the ability to finance any costs or operations normally associated with a going concern entity.

Corporate History

         Our predecessor, also named Planet Resources, Inc. was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company in the development stage. During that time, the business activities of Allied were confined to the acquisition of mineral rights lying beneath the City of Mullan, Shoshone County, Idaho, and the identification of a third-party partner to finance exploration and development of the property.

         On May 1, 1981, Allied entered into an agreement with the City of Mullan, which superseded a previous agreement dated December 31, 1971. The Allied-Mullan agreement provided Allied, as Lessee, the right to mine subsurface minerals on approximately 190 acres of land owned by the City of Mullan for a period of 25 years, with an option to renew the lease for an additional 25 years. These mineral rights are located in the Hunter Mining District. A separate lease was obtained for the mineral rights to approximately 3 acres of land owned by School District #392. The lease of mineral rights, as it relates to School District #392, has expired. However, the lease of mineral rights, as it relates to the City of Mullan, has not expired and is current and in good standing. The agreement provided, that in the event Allied entered into a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City of Mullan would receive 15% of the royalties received from that lease agreement. No royalties have been paid as no exploration has taken place.

         On January 1, 1981, Allied entered into a lease agreement with Sunshine Mining Company, a Delaware corporation, with mining properties situated in Shoshone County, Idaho. On June 26, 1984, the lease was assigned by Sunshine to Hecla Mining Company; a Delaware corporation listed on the New York Stock Exchange, also with mining operations near Mullan, Idaho. The lease covered all of our properties north of the Osburn Fault as defined in the lease agreement. The lease was for a period of forty years with a right to renew for an additional forty years. On October 16, 1991, Hecla notified Allied that it was electing to terminate the lease agreement on January 16, 1992. Title to the subsurface mineral rights was acquired by issuance to the real property owners of one share of common stock of Allied for each 25 square feet of surface owned. Conveyance of title included all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor.

         Between 1992 and the date of our reverse acquisition by National Law a subsidiary of Internet Law Library in March of 1999, we had no operations. However, we maintained title to our mining properties and related assets. In January 1999, we agreed in principal to acquire National Law and change our name to Internet Law Library, Inc.

Proposed Business and Plan of Operation for the Next Twelve Months
------------------------------------------------------------------

         We do not currently have nor do we anticipate having the financial resources to independently develop our mining properties. During the next twelve months, we will attempt to identify and contract with a mining company that will agree to search for minerals that may underlie our property. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification and contracting of a mining company partner, will be provided by our chief executive officer and principal stockholder, Mr. A.W. Dugan. Future funding by Mr. Dugan may come from the exercise of options to purchase our common stock and/or through future agreements between Planet and Mr. Dugan. As a result, we do not believe there will be the need to raise additional funds during the next twelve months, other than through Mr. Dugan, if and when required.

         Our plan to contract with a mining company includes:

         (1) An investigation of mining companies, which are currently operating in the general area of our properties. This investigation may include the use of industry databases, as well as the investigation of governmental records and industry experts. We do not expect this cost to exceed $2,500.

         (2) Initial discussions with those potential mining company partners as determined from our investigation. We do not expect this cost to exceed $5,000.

         (3) Contract negotiations with an interested mining partner. We do not expect the costs, legal or otherwise, to exceed $10,000.

         Though no formal agreement exists between Mr. Dugan and us, Mr. Dugan has agreed to fund the costs of such plan to the extent that these costs do not exceed $30,000. If we are able to contract with a mining company, we anticipate that all expenses for exploration and exploitation of our mineral properties will be borne by the mining company and not by us. In return, we would receive a royalty fee based on a percentage of the proceeds from the sale of those minerals the mining company may recover from our properties.


         We are unable to make any guarantees that:

         (1) we will be able to identify and negotiate an arrangement with a mining company within the next twelve months,

         (2) our mining properties will be found attractive to a prospective mining company partner, or

         (3) if mined, our properties will produce any saleable minerals or metals that would result in our receiving any income.

         While we believe that such opportunities can be investigated, reviewed and consummated for minimal costs, we cannot give any assurances that related costs will be minimal or that any investigations will prove to be successful.


         Because the volatility of metals prices may adversely affect our ability to attract a joint venture mining partner for development and exploration efforts, we may not realize any potential revenues and subsequent potential earnings from our mineral assets, which, consequently, may have a negative impact on the value of your shares.


         Our ability to attract a joint venture partner for the mining of our properties is directly related to the prices of the metals that may be found in our property. If prices for these metals decline, it may not be economically feasible for a mining company to develop commercial production on our property. Consequently, we may not realize any economic benefit derived from such development and the value of your shares could be greatly affected.


         The mineral and metal exploration of our property may not be successful which could lead to our inability to meet our financial obligations at that time.


         Mineral and metal exploration, particularly for gold and silver, is highly speculative. It involves many risks and is often non-productive. Even if valuable deposits of minerals or metals are found on our property, it may be several years before production is possible. During that time, it may become economically infeasible to produce those minerals or metals. As a result of these costs and uncertainties, we may not be able to realize any revenues from the development of our property for some time, if at all, while having incurred significant expenses in the exploration process. Should this occur, it is unlikely that we will be able to meet our financial obligations at that time.


         Our potential joint venture mining company partners may be adversely affected by risks and hazards associated with the mining industry, which may limit their ability to exploit our mineral assets. Should any such event occur, to the extent that any royalty payments due us are delayed or eliminated, it may become difficult for us to meet our financial obligations at that time.


Item 2.  Description of Property.

Properties-Mineral Rights and Leases

         The predecessor company (Allied) has owned the right to mine certain subsurface minerals as discussed under "Corporate History". The mineral properties are described as follows:

         The mineral properties consist of a mining lease with the City of Mullan and subsurface mineral rights that Allied acquired from property owners in Mullan, Idaho, in exchange for stock in Allied Silver. The lease with the City of Mullan is for 25 years from May 7, 1981. The lease grants the Lessee the option to renew the lease for 25 years from expiration of the original term. The property leased from the City of Mullan consists of approximately two hundred acres and involves property to the north and south of the Osburn Fault. The City of Mullan, as Lessor, is entitled to receive 20% of any and all royalty payments, advance or otherwise, or other consideration, which may be paid by any third parties to the Lessee as a result of mining activities north of the Osburn Fault. The same is true for activities south of the Osburn Fault, but the payment shall be 15%, rather than 20%.

         The mineral interests owned by Allied constitutes fee simple interest to the subsurface mineral rights previously held by property owners within the City of Mullan. Those property owners conveyed, by deed, their subsurface mineral rights to Allied Silver in exchange for stock in Allied Silver. These subsurface mineral rights are held as fee simple absolute. The precise acreage for all of the subsurface mineral rights has not been calculated, but the property from which these subsurface mineral rights were severed was all located within the boundaries of the City of Mullan. Therefore, to the extent there was private property within the City of Mullan, those property owners conveyed the subsurface mineral rights to Allied Silver. To the extent there was any property owned by the City of Mullan, including public right-of-ways like streets, alleys and parks, the City leased its mineral rights to the subsurface to Allied Silver.

         Pursuant to the Distribution Agreement, Planet became the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to real property owners of one share of capital stock for each 25 square feet of surface owned.

Item 3.  Legal Proceedings.

         We are not a party to any material pending nor are we aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended June 30, 2001.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The stock is not currently traded on any exchange or the OTC market. There is no known public market for this security. As of September 15, 2001, there were 1,439 holders on record of our common stock, holding a total of 2,000,000 shares.

Dividend Policy

         We have never paid any dividends on our common stock and do not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Discussion of Financial Condition

         We currently have no revenues, no operations and own no viable assets. We will remain illiquid until such time as a business combination transaction occurs, if ever. We cannot make any prediction of our future financial condition.

         Our independent auditor, Harper and Pearson Company, expressed in its opinion on our audited financial statements, substantial doubt about our ability to continue as a going concern. Reference is made to our financial statements included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in our financial statements.

Proposed Business and Plan of Operation for the Next Twelve Months
------------------------------------------------------------------

         We do not currently have nor do we anticipate having the financial resources to independently develop our mining properties. During the next twelve months, we will attempt to identify and contract with a mining company that will agree to search for minerals that may underlie our property. During the time our search is in progress, the small amounts of cash required to maintain our operations, as well as the costs associated with the identification and contracting of a mining company partner, will be provided by our chief executive officer and principal stockholder, Mr. A.W. Dugan. Future funding by Mr. Dugan may come from the exercise of options to purchase our common stock and/or through future agreements between Planet and Mr. Dugan. As a result, we do not believe there will be the need to raise additional funds during the next twelve months, other than through Mr. Dugan, if and when required.

         Our plan to contract with a mining company includes:

         (1) An investigation of mining companies, which are currently operating in the general area of our properties. This investigation may include the use of industry databases, as well as the investigation of governmental records and industry experts. We do not expect this cost to exceed $2,500.

         (2) Initial discussions with those potential mining company partners as determined from our investigation. We do not expect this cost to exceed $5,000.

         (3) Contract negotiations with an interested mining partner. We do not expect the costs, legal or otherwise, to exceed $10,000.

         Though no formal agreement exists between Mr. Dugan, and us Mr. Dugan has agreed to fund the costs of such plan to the extent that these costs do not exceed $30,000. If we are able to contract with a mining company, we anticipate that all expenses for exploration and exploitation of our mineral properties will be borne by the mining company and not by us. In return, we would receive a royalty fee based on a percentage of the proceeds from the sale of those minerals the mining company may recover from our properties.


         We are unable to make any guarantees that:

         (1) we will be able to identify and negotiate an arrangement with a mining company within the next twelve months,

         (2) our mining properties will be found attractive to a prospective mining company partner, or

         (3) if mined, our properties will produce any saleable minerals or metals that would result in Planet receiving any income.

         While we believe that such opportunities can be investigated, reviewed and consummated for minimal costs, we cannot give any assurances that related costs will be minimal or that any investigations will prove to be successful.

Item 7.  Financial Statements.

         See Exhibit A.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         We have had no disagreements with our auditor with respect to accounting and financial disclosure matters.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company.

                  Name                      Position                     Age

                  A.W. Dugan                President                     72

                  Jacque N. York            Secretary                     54

         Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

         A.W. Dugan, President and Director. Mr. Dugan's principal occupation and five year business history is as oil and gas operator.

         For the past five years, Mr. Dugan has been the chief executive officer of Nortex Corporation, a privately held company in the business of oil and gas exploration and production. In addition to his responsibilities at Nortex, Mr. Dugan serves as the President of Anglo Exploration Corporation and Houston Resources Corporation. Anglo Exploration Corporation is an affiliated company that has a limited portfolio of passive investments, which Mr. Dugan manages. Mr. Dugan has been associated with the company for 25 years. Mr. Dugan and his family are the sole stockholders of Anglo Exploration. Houston Resources Corporation is an affiliated company, which operates oil properties for Mr. Dugan's interest as well as for the interests of others.
Mr. Dugan has been associated with Houston Resources Corporation for 25 years. Houston Resources Corporation is a passive investor in Planet Resources, Inc. and Mr. Dugan and his family are the sole stockholders.

         Jacque N. York, Secretary and Director. Ms. York's principal occupation and five year business history is as corporate officer. For the past five years, Ms. York has been the corporate secretary of Nortex Corporation, a privately held company in the business of oil and gas exploration and production.

Item 10.  Executive Compensation.

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.

         Name and Address              Number of Shares  Percentage of Ownership

         A.W. Dugan                       1,516,751  *            76%
         1415 Louisiana, Suite 3100
         Houston, Texas 77002

* Includes 320,000 shares owned by entities with which Mr. Dugan is related or associated with.

Item 12.  Certain Relationships and Related Transactions.

         The Company's President and Principal Shareholder, A.W. Dugan, has agreed to provide office facilities and funds to the Company sufficient to cover the Company's expenses relating to its SEC periodic reporting and other minor corporate expenses. At June 30, 2001, we owed Mr. Dugan $15,000 with respect to certain expenses paid by Mr. Dugan on our behalf.

Item 13.  Exhibits and Reports on Form 8-K.

         Exhibits

                  A - Financial Statements

         Reports on Form 8-K

                  None





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2001

Planet Resources, Inc.



By: /s/A.W. Dugan
   ---------------------------------
       A.W. Dugan, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




A.W. Dugan, President, (Chief Executive Officer, Principal Financial Officer) and Director
Dated:  September 19, 2001
      ------------------------------



Jacque N. York, Secretary and Director
Dated:  September 19, 2001
      ------------------------------

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting Issuers.

         As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.






                                    EXHIBIT A

                              FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S Report



To the Board of Directors and Stockholders
Planet Resources, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Planet Resources, Inc. as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Resources, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

At June 30, 2001, the Company had no operations, minimal cash, deficit working capital, a stockholders' deficit and has incurred losses since inception. The Company obtains cash with which to pay its bills from the Company's president. If the Company's president ceases to fund the limited activities of the Company, there may be no other sources of cash for the Company and it may cease to exist.











Houston, Texas
August 3, 2001




PLANET RESOURCES, INC.
BALANCE SHEETS
JUNE 30, 2001 AND 2000







                          ASSETS

                                                                             2001                         2000
                                                                      --------------------         --------------------

CURRENT ASSET
    Cash                                                                        $    112                    $   9,197
                                                                      =         =========          =        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                             $    720                      $     -
    Due to Company's president
                                                                                  15,000                            -
                                                                      ----------  -------                           -

    TOTAL CURRENT LIABILITIES
                                                                                  15,720                            -
                                                                      ----------  -------                           -

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 1,000,000 shares
      authorized, none issued or outstanding
                                                                                        -                            -
    Common stock, $.001 par value, 25,000,000 shares
      authorized, 2,000,000 and 100,000 shares issued
      and outstanding, respectively                                                 2,000                          100
    Warrants issued
                                                                                        5                            -
    Additional paid-in capital                                                     34,275                       36,175
    Retained deficit                                                             (51,888)                     (27,078)
                                                                      --------   --------          --------   --------

                                                                                 (15,608)                       9,197
                                                                      --------   --------          ------------ -----

                                                                                $    112                    $   9,197
                                                                      =         =========          =        =========






See accompanying notes.






PLANET RESOURCES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000







                                                                             2001                          2000
                                                                     ---------------------          -------------------

REVENUE                                                                          $     -                     $      -
                                                                     -           --------           -        --------


ADMINISTRATIVE AND FINANCIAL EXPENSES
      Professional fees                                                            24,796                       22,796
      Other                                                                           14                          522
                                                                     --------------   ---           -----------------

                                                                                  24,810                       23,318
                                                                     --------     -------           ---------- ------

NET LOSS                                                                       $ (24,810)                  $  (23,318)
                                                                     =         ==========           =      ===========



BASIC AND FULLY DILUTED LOSS PER SHARE OUTSTANDING                              $  (0.04)                   $   (0.23)
                                                                     =          =========           =       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                              575,000                      100,000
                                                                     ======      ========           ========  =======







See accompanying notes.






PLANET RESOURCES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                        Common                                 Additional
                                        Shares        Common       Warrants      Paid-In      Retained
                                        Issued        Stock         Issued       Capital      Deficit        Total
                                     -----------------------------------------------------------------------------------

BALANCE, June 30, 1999                     100,000        $  100        $    -     $ 36,175     $ (3,760)      $ 32,515


NET LOSS                                                                                                       (23,318)
                                     ------------------------------------------------------               ---- --------
                                                -             -             -            -       (23,318)
                                                --            --            --           ------- --------


BALANCE, June 30, 2000
                                           100,000           100             -       36,175      (27,078)         9,197


COMMON STOCK CANCELLED
                                         (100,000)         (100)             -          100             -             -


COMMON STOCK ISSUED
                                         2,000,000         2,000             -      (2,000)             -             -


WARRANTS ISSUED
                                                 -             -             5            -             -             5


NET LOSS                                                                                                       (24,810)
                                     ------------------------------------------------------               ---- --------
                                                -             -             -            -       (24,810)
                                                --            --            --           ------- --------


BALANCE, June 30, 2001                  2,000,000       $ 2,000        $    5     $ 34,275      $(51,888)     $(15,608)
                                     == ===========     =========      ========   ==========    ==========    =========



See accompanying notes.





PLANET RESOURCES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                                    2001                   2000
                                                                              -----------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $  (24,810)             $  (23,318)
                                                                              -    -----------       -     -----------
    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Accounts payable
                                                                              --------------
                                                                                          720                       -
                                                                                          ----       -              -

         Net cash used by operating activities                                        (24,090)                (23,318)
                                                                              ----------------       -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of warrants
                                                                              ----------------
                                                                                            5                       -
                                                                                            ----     -              -

         Net cash provided by investing activities
                                                                              ----------------
                                                                                            5                       -
                                                                                            ----     -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash from Company's president
                                                                              ----------
                                                                                       15,000                       -
                                                                                       -------       -              -

         Net cash provided by financing activities
                                                                              ----------
                                                                                       15,000                       -
                                                                                       -------       -              -

NET DECREASE IN CASH
                                                                                       (9,085)                (23,318)

CASH AT BEGINNING OF YEAR                                                                                      32,515
                                                                              ------------            ---------------
                                                                                        9,197

CASH AT END OF YEAR                                                                  $    112               $   9,197
                                                                              =      =========       =      =========




See accompany notes.





PLANET RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


1.     ORGANIZATION AND BUSINESS

       Planet Resources, Inc. ("Planet") was incorporated in the State of Delaware on March 26, 1999, as a wholly owned subsidiary of Internet Law Library, Inc. ("Internet Law"). Planet was formed in connection with the execution of an Agreement and Plan of Distribution (the `Distribution Agreement') by and between Internet Law and Planet dated March 25, 1999. Under terms of the Distribution Agreement, Internet Law transferred certain of its assets to Planet including mineral rights and related equipment, which are not reflected on the accompanying balance sheets as these assets are fully impaired.

       Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding shares were cancelled and 2,000,000 new common shares were issued to Planet shareholders. In March 1999, the Company entered into a stock option agreement with Atlas Stock Transfer Corp. providing for 405,000 stock options to purchase an equal number of the Company's common stock at a price per share of $.15. This option expires December 31, 2004. Planet authorized the issuance of a warrant for $10.00 to a third party in partial payment for assisting Planet register its common stock. This warrant allows the owner to purchase up to 50,000 shares of the Company's common stock at a price of $.40 per share. At June 30, 2001, half of the warrants were purchased for a price of $5.00. The option related to this warrant expires November 2, 2004.

       Operations - Planet has no operating assets or operations. Administrative costs associated with the preparation of financial information, legal, and accounting expenses, and other costs are being funded by the Company's president. At June 30, 2001, Planet was indebted to the Company's president for these expenses in the amount of $15,000. The Company's president has no contract or obligation to continue providing financial assistance to Planet. Unless, and until, Planet is able to raise debt or equity capital, or generate or acquire operations, Planet's operations will remain dormant. Consequently, Planet does not have the ability to finance any costs or operations normally associated with a going concern entity.

       Basic Loss Per Share - Basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Because the options and warrants are anti-dilutive, the shares to be issued have not been included in the weighted average number of shares outstanding at June 30, 2001, and fully diluted loss per share is the same as the basic loss per share.

       Income Taxes - Planet has incurred losses since inception and therefore has not been subject to federal income taxes. As of June 30, 2001 and 2000, Planet had accumulated net operating loss carryforwards for income tax purposes of approximately $52,000 and $27,000, respectively. These carryforwards begin to expire in 2019. The Tax Reform Act of 1986 provided for an annual limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes that potentially limit Planet's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, Planet may not be able to take full advantage of its net operating loss and tax credits for federal income tax purposes. Planet has incurred net operating losses since inception and there is no assurance of future taxable income; therefore, a valuation allowance has been established at June 30, 2001 and 2000 to fully offset the deferred tax assets of approximately $17,000 and $9,000, respectively.

        Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Capital Stock - In May 2000, Planet amended retroactively to inception, its certificate of incorporation to state that the aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 2,010,000 of which 2,000,000 are to be shares of common stock at $.001 par value per share and 10,000 shares are to be shares of serial preferred stock at $.001 par value per share.

        Prior to this amendment, Planet was authorized to issue 25,000,000 shares of common stock at $.001 par value per share and 1,000,000 shares of serial preferred stock at $.001 par value per share. In February 2001, Planet again amended its certificate of incorporation to state that the aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 26,000,000 of which 25,000,000 are to be shares of common stock at $.001 par value per share and 1,000,000 shares are to be shares of serial preferred stock at $.001 par value per share.

        Realization of the Carrying Cost of Mining Property and Exploration Costs - These assets are not shown on the accompanying balance sheets as they are fully impaired. The ultimate realization of Planet's original costs in these assets is dependent upon the discovery and the ability of Planet to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for Planet to recover its original investment.

        Property - Mineral Rights And Leases - Pursuant to the Distribution Agreement, Planet became the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to real property owners of one share of capital stock for each 25 square feet of surface owned.

        Leases - A subsurface mining agreement with the City of Mullan, whereby Planet, as lessee, will have the right to mine subsurface minerals on approximately 200 acres owned by the City north of the Osburn Fault was also distributed pursuant to the Distribution Agreement. The City, as lessor, will receive 20% of all royalty payments or other consideration received by Planet. In the event Planet enters into a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City shall receive 15% of the royalties received. No royalties have been received or paid on "City Property" south of the fault, nor has Planet ever conducted any mining operations on this or other property. At June 30, 2001, Planet did not have the financial or operational resources to conduct any operations.