Form 10QSB
period 2001-09-30
PLANET RESOURCES INC /DE/
filed 2001-11-13
CIK 1084507

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (d)
                                     of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001


                             PLANET RESOURCES, INC.
               (Exact name of registrant as specified in its charter)

                                    DELAWARE
           (State or other jurisdiction of incorporation or organization)

               1-16381                                   76-0600966
     (Commission File Number)              (IRS Employer Identification Number)

                                 c/o A. W. Dugan
                                    President
                             Planet Resources, Inc.
                           1415 Louisiana, Suite 3100
                              Houston, Texas 77002
                       (Address of principal executive offices)

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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 1, 2001
                  -----                          -------------------------------
      Common Stock, $.001 par value                         2,000,000

===============================================================================


                                    FORM 10-Q

                             PLANET RESOURCES, INC.

                                INDEX and REPORT

-------------------------------------------------------------------------------


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

Date:  November 13, 2001