Form 10QSB
period 2001-12-31
PLANET RESOURCES INC /DE/
filed 2002-02-13
CIK 1084507

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

                          PURSUANT TO SECTION 13 OR 15 (d)
                                     of the
                        SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001


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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at January 31, 2002
                  -----                     -------------------------------
         Common Stock, $.001 par value                 2,055,000

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

Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding and held by Internet Law were distributed to certain of the Internet Law stockholders. Those shares were then cancelled and 2,000,000 new common shares were issued to Planet shareholders. Also distributed to these shareholders were 455,000 stock options as part of Planet's stock option plan of which 405,000 options and 50,000 options may each be used to purchase one share of Planet's common stock at $.15 and $.40, respectively. In fiscal 2002, Planet issued 55,000 shares of its $.001 common stock to a third party for services to be rendered. The mineral interests and related equipment were transferred to Planet on March 19, 2001. At this time Planet has no ongoing operations.

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

Date:  January 31, 2002