Form 10QSB
period 2002-03-31
PLANET RESOURCES INC /DE/
filed 2002-05-08
CIK 1084507

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

                      For the quarter ended March 31, 2002


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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at April 30, 2002
                  -----                           -----------------------------
         Common Stock, $.001 par value                       2,055,000

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

Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding and held by Internet Law were distributed to certain of the Internet Law stockholders. Those shares were then cancelled and 2,000,000 new common shares were issued to Planet shareholders. Also distributed to these shareholders were 455,000 stock options as part of Planet's stock option plan of which 405,000 options and 50,000 options may each be used to purchase one share of Planet's common stock at $.15 and $.40, respectively. In fiscal 2002, Planet issued 55,000 shares of its $.001 common stock to a third party for services to be rendered. Planet is authorized to issue 26,000,000 common shares and 1,000,000 preferred shares each having a par value of $.001. 2,055,000 common shares and no preferred shares are presently issued and outstanding. The mineral interests and related equipment were transferred to Planet on March 19, 2001. At this time Planet has no ongoing operations.

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

Date:  April 30, 2002