Form 10KSB
period 2002-06-30
PLANET RESOURCES INC /DE/
filed 2002-09-26
CIK 1084507

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   Form 10-KSB

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                     For the Fiscal Year Ended June 30, 2002

                             Planet Resources, Inc.
                (Name of Small Business Issuer in its Charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization)

               333-76533                                  76-0600966
        (Commission File Number)            (IRS Employer Identification Number)

                        David L. Bailey, President and CEO
                             Planet Resources, Inc.
                          50 West Broadway, Suite 1100
                           Salt Lake City, Utah 84101
                     (Address of principal executive offices)

                                 (801) 350-2017
                  (Registrant's telephone number, including area code)

            Securities Registered under Section 12(b) of the Exchange Act:

            Title of Each Class Name of Each Exchange on which Registered
                                      None

           Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_No
____

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

State the aggregate market value of the voting and nonvoting common equity securities held by non-affiliates computed by reference to the price at which the common equity stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2002: 2,055,000

Transitional Small Business Disclosure Format:       Yes ____ No __X__
                                                                   -


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

         We became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of our registration statement, the 100,000 common shares then outstanding were cancelled and 2,000,000 shares were issued to our shareholders. As part of our stock option plan and as partial payment to a third party for assisting us register our shares of common stock, 405,000 options and 50,000 options respectively may each be used to purchase one share of our common stock at $.15 and $.40, respectively. In connection with the issuance of the 50,000 options, we authorized the issuance of a warrant for $10.00 to purchase up to 50,000 shares of our common stock at a price of $.40 per share of which half of the warrants were purchased for a price of $5.00 prior to June 30, 2001. These options expire prior to December 31, 2004 and November 2, 2004 respectively. In February 2001, we amended our certificate of incorporation to state that the aggregate number of shares of all classes of capital stock which we have the authority to issue is 26,000,000 of which 25,000,000 are to be shares of common stock at $.001 par value per share and 1,000,000 shares are to be shares of serial preferred stock at $.001 par value per share. During fiscal 2002, the Company issued 55,000 shares of its $.001 par value common stock for services. Due to a lack of value of our shares, no value was placed on the issuance of these 55,000.

         We have no operating assets or operations. Administrative costs associated with the preparation of financial information, legal, and accounting expenses, and other costs are being funded by our president. At June 30, 2002 and 2001, we were indebted to our president for these expenses in the amount of $25,000 and $15,000, respectively. Our president has no contract or obligation to continue providing financial assistance to us. Unless, and until, we are able to raise debt or equity capital, or generate or acquire operations, our operations will remain dormant. Consequently, we do not have the ability to finance any costs or operations normally associated with a going concern entity.

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

         Since 1992, we have not conducted any operations. However, we maintained title to our mining properties and related assets.

Proposed Business and Plan of Operation for the Next Twelve Months
------------------------------------------------------------------

         We do not currently have nor do we anticipate having the financial resources to independently develop our mining properties. During the next twelve months, we will attempt to identify and contract with a mining company that will agree to search for minerals that may underlie our property. The small amounts of cash required to maintain our operations, as well as the costs associated with the identification and contracting of a mining company partner, are provided by our chief executive officer and principal stockholder, Mr. A.W. Dugan. Future funding by Mr. Dugan may come from the exercise of options to purchase our common stock and/or through future agreements between Planet and Mr. Dugan. As a result, we do not believe there will be a need to raise additional funds during the next twelve months, other than through Mr. Dugan, if and when required.

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

         Though no formal agreement exists between Mr. Dugan and us, Mr. Dugan has funded the costs of such plan to the extent that these costs do not exceed $30,000. If we are able to contract with a mining company, we anticipate that all expenses for exploration and exploitation of our mineral properties will be borne by the mining company and not by us. In return, we would receive a royalty fee based on a percentage of the proceeds from the sale of those minerals the mining company may recover from our properties.

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


         In September 2002, the Company entered into an agreement and plan of merger with CeriStar, Inc., which was consummated as of 9:00 o'clock a.m. EDT on the 10th day of September, 2002 and resulted in a change of control of the Company. It is anticipated that new management of the Company will change the corporate name to CeriStar, Inc. In connection with the closing of the merger, Planet transferred its mineral properties to a newly formed, wholly-owned subsidiary and intends to distribute all of the shares of such subsidiary to the shareholders of Planet as of August 30, 2002.


Item 2.  Description of Property.

Properties-Mineral Rights and Leases

         The predecessor company (Allied) has owned the right to mine certain subsurface minerals as discussed under "Corporate History." The mineral properties are described as follows:

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

         No matters were submitted to securities holders during the year ended June 30, 2002.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The stock is not currently traded on any exchange. However, any trading of the stock in the OTC market is reported on the Exchange Bulletin Board operated by the National Associated of Securities Dealers, Inc. There is no known public market for our common stock. As of September 10, 2002, there were 1,442 holders on record of our common stock, holding a total of 2,055,000 shares.

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

         Our independent auditor, Harper and Pearson Company, expressed in its opinion on our audited financial statements, doubt about our ability to continue as a going concern. Reference is made to our financial statements included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in our financial statements.

Proposed Business and Plan of Operation for the Next Twelve Months
------------------------------------------------------------------

         We do not currently have nor do we anticipate having the financial resources to independently develop our mining properties. During the next twelve months, we will attempt to identify and contract with a mining company that will agree to search for minerals that may underlie our property. The small amounts of cash required to maintain our operations, as well as the costs associated with the identification and contracting of a mining company partner, are provided by our chief executive officer and principal stockholder, Mr. A.W. Dugan. Future funding by Mr. Dugan may come from the exercise of options to purchase our common stock and/or through future agreements between Planet and Mr. Dugan. As a result, we do not believe there will be a need to raise additional funds during the next twelve months, other than through Mr. Dugan, if and when required.

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

         Though no formal agreement exists between Mr. Dugan, and us Mr. Dugan has funded the costs of such plan to the extent that these costs do not exceed $30,000. If we are able to contract with a mining company, we anticipate that all expenses for exploration and exploitation of our mineral properties will be borne by the mining company and not by us. In return, we would receive a royalty fee based on a percentage of the proceeds from the sale of those minerals the mining company may recover from our properties.

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


         In September 2002, the Company entered into an agreement and plan of merger with CeriStar, Inc., which if consummated, will result in a change of control of the Company. It is anticipated that simultaneously with the closing of this proposed merger, Planet will enter into an irrevocable agreement to transfer it's mineral properties to a newly formed, wholly-owned subsidiary and distribute all of the shares of such subsidiary to the current shareholders of Planet.


Item 7.  Financial Statements.

         See Exhibit A.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         There have been no auditor changes or disagreements with our auditor with respect to accounting and financial disclosure matters.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company as of June 30, 2002

                           Name                 AGE                 Position              Since
                A.W. Dugan                      73      President and CEO; Director         March 1999
                Jacque N. York                  55      Secretary; Director                 March 1999
                Michael K. Branstetter          47      Director                            March 1999

         A.W. Dugan, Chief Executive Officer, President and Director. Mr. Dugan's principal occupation and five year business history is as oil and gas operator. For the past five years, Mr. Dugan has been the chief executive officer of Nortex Corporation, a privately held company in the business of oil and gas exploration and production. In addition to his responsibilities at Nortex, Mr. Dugan serves as the President of Anglo Exploration Corporation and Houston Resources Corporation. Anglo Exploration Corporation is an affiliated company that has a limited portfolio of passive investments, which Mr. Dugan manages. Mr. Dugan has been associated with Anglo Exploration Corporation for 25 years. Mr. Dugan and his family are the sole stockholders of Anglo Exploration. Houston Resources Corporation is an affiliated company, which operates oil properties for Mr. Dugan's interest as well as for the interests of others. Mr. Dugan has been associated with Houston Resources Corporation for 25 years. Houston Resources Corporation is a passive investor in Planet Resources, Inc. and Mr. Dugan and his family are the sole stockholders.

         Jacque N. York, Secretary and Director. Ms. York's principal occupation and five year business history is as corporate officer. For the past five years, Ms. York has been the corporate secretary of Nortex Corporation, a privately held company in the business of oil and gas exploration and production.

         Michael K. Branstetter, Director. Mr. Branstetter's principal occupation and five year business history is attorney at law. Mr. Branstetter is an officer and director of the following public companies: Pilot Silver Lead, Inc., Idaho General Mines, Inc. and Lucky Friday Extension Mining Company.

         The following table sets forth the officers and directors of the Company as of the date of this report.

                 Name                   Age                                Position
           David L. Bailey               62      Chairman of the Board, President and Chief Executive Officer
           Dane P. Goodfellow            55      Vice President of Marketing and Director
           G. Earl Demorest              47      Chief Operating Officer, Vice President of Finance, Treasurer and
                                                 Secretary
           R. Art Brown                  61      Vice President of Sales
           Paul D. Losee                 53      Vice President of Corporate Development
           Lark M. Allen                 56      Director
           Mark S. Hewitt                49      Director

         Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

         David L. Bailey has served as Chairman of the Board, President and Chief Executive Officer of CeriStar since December 2, 1999. From May 1997 to December 1999, Mr. Bailey served as Managing Partner of DL Group, a limited liability corporation which markets and sells computer software and telecommunications products. From 1988 to 1989, and from 1993 to 1997, he was Chairman and Chief Executive Officer of VZ Corp., a software development company. From 1990 to 1993, Mr. Bailey served as a President of the Arizona Tempe Mission of the Church of Jesus Christ of Latter-day Saints. From 1986 to 1988, he was Managing Partner of Eagle Place Partners, a venture capital fund. During that period, Mr. Bailey also served as Chairman and Chief Executive Officer of Clyde Digital Systems (Raxco), a software security development company, from 1987 to 1988. From 1985 to 1986, Mr. Bailey was General Manager of the SCO Operation of Hewlett-Packard Company. From 1983 to 1986, he was Chairman and Chief Executive Officer of Cericor, Inc., a software development company, which was later sold to the Hewlett Packard Company. From 1980 to 1983, Mr. Bailey was the lead founder, President and Chief Executive Officer of Iomega, Inc., a computer and software development firm. From 1965 to 1980, he was an engineer at IBM Corporation, where his primary responsibilities were engineering and engineering management. In 1985, Mr. Bailey was selected as "Entrepreneur of the Year" by the Mountain West Venture Group in Salt Lake City, and was also honored with a distinguished alumnus award in electrical engineering at Utah State University. Mr. Bailey received B.S.E.E. and M.S.E.E. degrees in Electrical Engineering from Utah State University in 1962 and 1965, respectively.

         Dane P. Goodfellow has served as Vice President of Marketing and a director of CeriStar since December 2, 1999. From July 1998 to December 1999, Mr. Goodfellow served as Vice President of Sales of ViewPoint, Inc., a software development company. From August 1984 to 1987, he served as Vice President of Marketing and Sales of VZ Corp., a software development company. From January 1994 to August 1994, Mr. Goodfellow was Vice President of Marketing and Sales Operations of ViewSoft, Inc., a software development tools company. From June 1992 to January 1994, he was Vice President of Marketing and Sales of the PPI Group, a software development company in the dental industry. From January 1970 to June 1992, Mr. Goodfellow was employed at IBM Corporation, serving in direct sales management from July 1979 to June 1992, including five years as a first level manager and then seven years as a second level sales manager. Mr. Goodfellow currently serves as Director of the Utah Partnership for Education and Economic Development, and Director of the Utah Electronic Commerce Initiative. He is a past director of New Horizons Minority Organization, and a past director of the Governor's Economic Development Task Force. Mr. Goodfellow received a B.A. degree in Economics from Georgetown University in 1969 and has attended the M.B.A. Program at George Washington University.

         G. Earl Demorest has served as Vice President of Finance, Controller,
Treasurer and Secretary of CeriStar since December 2, 1999.   From August 1997
to December 1999, Mr. Demorest served as Chief Financial Officer and Network Administrator of DL Group, a limited liability corporation which markets and sells computer software and telecommunications products. From August 1995 to August 1997, he was Controller and Network Administrator of VZ Corp, a software development company. From August 1994 to August 1995, Mr. Demorest was Controller of Graphics Design Printing. From July 1998 to August 1988 to August 1994, he was President and Chief Executive Officer of GED, Inc., an owner of convenience stores. From July 1982 to July 1988, Mr. Demorest served as a Captain in the United States Air Force. Mr. Demorest received a B.S. degree in Accounting from Weber State University in 1981, and a Masters in Business from Lesley College in 1982.

         Paul D. Losee has extensive management experience in RandD, QA, Market Research, and Channel Development with 7 years executive experience in marketing and technology start-up companies utilizing the Internet. Prior to coming to CeriStar, Paul was the Chief Operating Officer of Xboundary.com Inc., where he was involved in all aspects of building and managing that high tech startup company in the Internet centric software development sector. He worked with major authors of intellectual capital at Harvard University to package IP software products. From 1998-1999, Paul was also a consultant and acting Chief Operating Officer at IQ Telecommunications, Inc. There he worked with senior executives at Microsoft, GTE Internetworking, Oracle, USWeb/CKS, Electric Lightwave, Perot Systems and many smaller vendors to build the IQ project. Paul was the president and founder of M+, Inc., a marketing consultancy firm from 1994-1998. This company conducted and participated in research projects for Fortune 100, mid range, and start-up companies including: Iomega, Keytronic, PandG, Kodak, Minnesota Mutual Life Insurance, Cardinal Technology, Nutraceutical, Royal Bank of Canada, Chrysler, and others. He was one of 13 original founders of Iomega Corporation, where he worked from 1980 to 1994. He received 5 U. S. patents which formed the foundation of Iomega's Bernoulli Technology and Zip products and held senior level management positions in Research and Development, Quality Assurance, Market Research, Competitive Analysis, and Market Channel Development. Paul started his career at IBM in 1974 as a design engineer in development of IBM MSS3850 product, the largest library storage device built during the 1970s. He was awarded two IBM digital storage related patents and published two articles in the IBM Technical disclosure bulletin and managed the Magnetic Head Development Group at Tucson
R and D Laboratory. Paul has a Bachelor of Science degree in Mechanical Engineering from Brigham Young University, Provo, Utah, 1974.

         R. Art Brown has served as Vice President of Sales since April of 2002. He comes to CeriStar with vast experience gained as a marketing representative and account executive with IBM from 1965-1992. Art has a Bachelor of Science degree from Brigham Young University, Provo, Utah, 1967 as well as a MBA from this institution, 1967.

         Lark M. Allen has served as Director of CeriStar since April of 2000. Lark is currently at Wave Systems Corp., as its Executive Vice President, Corporate Development (1998-Present). He is responsible for worldwide strategy, technology and business development at Wave Systems, which is creating a new model for electronic commerce and secure content distribution. Wave System's strategic architecture, "Trust at the Edge" is aimed at moving the e-commerce transactions directly into user devices through building an end to end security and trust layer over the Internet. The goal is to monetize the Internet. The company has formed strategic partnerships with PC OEMs, PC technology suppliers, set top box providers, network and broadcasting companies, motion picture and music industries, financial and credit card companies, and a broad range of software companies. He is a board member of the International Security, Trust, and Privacy Alliance, which is involved in worldwide efforts to provide a privacy solution for individuals to the Internet.

         Lark's previous position was with IBM Corp., as Director of its Worldwide Strategy for IBM's Networking Hardware and Software Division. Additional IBM executive positions over 28 years included Director of Marketing and Sales, General Manger of Consulting and Services, Branch Manager/Senior Executive, and Director of Worldwide Technical Support. These positions included a broad range of executive and management positions over networking, software, development, marketing, sales and consulting.

         Lark has a MS degree in Industrial Administration from Purdue University. He is a DuPont Fellow, Krannert Scholar, and has a BS degree in Physics from Brigham Young University.

         Mark S. Hewitt has served as Director of CeriStar since April of 2000. As an award-winning systems designer and technology patent holder, Mark has a skill set that is very rare in the industry - a strong technology sense as well as a seasoned business mind. Mark is currently Chief Technology Officer of Mediacentric Group, a communications solutions provider, with a proven ability to create, implement and manage large projects. Most recently, Senior Vice President of I-Link, Mark has created a strong presence and knowledge of the growing unified messaging and IP telephony industry and is an invaluable resource on the Mediacentric team.

         With over 23 years of experience in communication technologies, Mark Hewitt has successfully bridged the gaps between engineering and business interests in three distinct fields - Telecommunications - Data - Wireless. He has proven successes in Software Design, Data and Voice Network, Cellular and Trunked Radio systems, IP Telephony, Telecom Switching and Enhanced Services has provided Mark with the experience and expertise to assist a rising contingent of businesses seeking to optimize and develop a niche under increasing pressures for new technology.

         As the evolution of technology took shape in the mid-80's and early 90's, Mark was on the forefront of these rapid changes and was in part responsible for some of the systems and designs that have impacted communications technology as we know it. As a part of development teams like Motorola and Sterling Cellular, Mark was literally a pioneer in the then groundbreaking technology of cellular and satellite technologies. Each of these layers of knowledge led to further industry milestones that Mark was able to develop and deploy. His experience makes him a highly qualified authority and board member in the emerging paradigms in both business and telecommunications technology.

Item 10.  Executive Compensation.

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of June 30, 2002.

         Name and Address                   Number of Shares           Percentage of Ownership
         A.W. Dugan                            1,516,751*                        74%
         1415 Louisiana, Suite 3100
         Houston, Texas 77002

         * Includes 320,000 shares owned by entities with which Mr. Dugan is related or associated. As of June 30, 2002, Mr. Dugan was also the holder of options as part of our stock option plan which allows Mr. Dugan the right to purchase 400,000 shares of our common stock at a price of $.15 per share. Another shareholder of the Company holds options under this plan that allows him the right to purchase 5,000 shares of our common stock at $.15 per share.

         We have authorized the issuance of a warrant to a third party as compensation for services for $10 to purchase up to 50,000 shares of our common stock at a purchase price of $.40 per share.

         All the options have been exercised prior to the date of filing this Form 10-KSB.

         The following table sets forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of September 3, 2002.

                NAME AND ADDRESS                          NUMBER OF SHARES        PERCENTAGE OF OWNERSHIP
           David L. Bailey                                     819,027                      14.53%
           1971 Summerwood Drive
           Farmington, Utah 84025

           Dane P. Goodfellow                                  529,577                       9.39
           8789 South Sutton Way
           Salt Lake City, Utah 84121

           G. Earl Demorest                                    307,532                       5.45%
           1529 E. Hilda Drive
           Fruit Heights, Utah 84037

           R. Art Brown                                         95,322                       1.69%
           817 17th Avenue
           Salt Lake City, UT 84103

           R. Art Brown                                           0                           0%
           817 17th Avenue
           Salt Lake City, UT 84103

           Lark M. Allen                                        19,926                       0.35%
           c/o Wave Systems Corp.
           1921 Hunting Ridge Road
           Raleigh, North Carolina 27615

           Mark S. Hewitt                                       19,926                       0.35%
           5900 Corrall Gate Lane
           Sarasota, Florida 34241

           ALL OFFICERS AS A GROUP                                                          26.31%

Item 12.  Certain Relationships and Related Transactions.

         The Company's President and principal shareholder as of June 30, 2002, A.W. Dugan, has provided office facilities and funds to the Company sufficient to cover the Company's expenses relating to its SEC periodic reporting and other minor corporate expenses. At June 30, 2002 and 2001, we owed Mr. Dugan $25,000 and $15,000, respectively for certain expenses paid by Mr. Dugan on our behalf. The amount owed Mr. Dugan was liquidated by exercise of the options to purchase 400,000 shares of our common stock effective August 28, 2002.

Item 13.  Exhibits and Reports on Form 8-K.

         Exhibits

                  A - Financial Statements

         Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26 2002

Planet Resources, Inc.



By: /s/David L. Bailey
   -----------------------------------------
       David L. Bailey, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/David L. Bailey
--------------------------------------------
David L. Bailey, President, Chief Executive Officer, Principal Financial
      Officer and Director
Dated:   September 26, 2002
      --------------------------------------


/s/G. Earl Demorest
--------------------------------------------
G. Earl Demorest, Secretary and Director
Dated:   September 26, 2002
      --------------------------------------


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


                                  CERTIFICATION

         In connection with the Annual Report of Planet Resources, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
L. Bailey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      I have received the Report being filed.

(2) The Report fully complies with the requirements of Section 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (15
         U.S.C. 78m or 78o(d)); and

(3) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/David L. Bailey
--------------------------------------------
David L. Bailey, Chief Executive Officer
Dated:   September 26, 2002
      --------------------------------------



         In connection with the Annual Report of Planet Resources, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Earl Demorest, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(4)      I have received the Report being filed.

(5) The Report fully complies with the requirements of Section 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (15
         U.S.C. 78m or 78o(d)); and

(6) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/G. Earl Demorest
--------------------------------------------
G. Earl Demorest, Chief Financial Officer
Dated:   September 26, 2002
      --------------------------------------



                                    EXHIBIT A

                              FINANCIAL STATEMENTS




                          INDEPENDENT AUDITOR'S Report



To the Board of Directors and Stockholders
Planet Resources, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Planet Resources, Inc. as of June 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Resources, Inc. at June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

At June 30, 2002, the Company had no operations, minimal cash, deficit working capital, a stockholders' deficit and has incurred losses since inception. The Company obtains cash with which to pay its bills from the Company's president. If the Company's president ceases to fund the limited activities of the Company, there may be no other sources of cash for the Company and it may cease to exist.












/s/Harper and Pearson Company

Houston, Texas
September 5, 2002





                                                          PLANET RESOURCES, INC.
                                                                  BALANCE SHEETS
                                                          JUNE 30, 2002 AND 2001






                          ASSETS

                                                                             2002                         2001
                                                                      --------------------         --------------------
CURRENT ASSET
    Cash                                                                        $    812                     $    112
                                                                               =========                     ========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $     -                     $    720
    Due to Company's president                                                    25,000                        15,000
                                                                                  -------                       ------

    TOTAL CURRENT LIABILITIES                                                     25,000                        15,720
                                                                                  -------                       ------

COMMITMENTS

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $.001 par value, 1,000,000 shares
      authorized, none issued or outstanding
                                                                                        -                            -
    Common stock, $.001 par value, 25,000,000 shares
      authorized, 2,055,000 and 2,000,000 shares
    issued and outstanding, respectively
                                                                                    2,055                        2,000
    Warrants issued
                                                                                        5                            5
    Additional paid-in capital                                                     34,220                       34,275
    Retained deficit                                                              (60,468)                     (51,888)
                                                                                  --------                     --------

                                                                                 (24,188)                     (15,608)
                                                                                 --------                     --------

                                                                                $    812                     $    112
                                                                                =========                    ========


See accompanying notes.





                                                          PLANET RESOURCES, INC.
                                                        STATEMENTS OF OPERATIONS
                                      FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                             2002                          2001
                                                                     ---------------------          -------------------
REVENUE                                                                         $      -                     $      -
                                                                                ---------                    --------


ADMINISTRATIVE AND FINANCIAL EXPENSES
      Professional fees                                                             8,566                       24,796
      Other                                                                            14                           14
                                                                                   -------                      ------

                                                                                    8,580                       24,810
                                                                                   ------                       ------

NET LOSS                                                                      $   (8,580)                  $  (24,810)
                                                                              ===========                  ===========



BASIC AND FULLY DILUTED LOSS PER SHARE OUTSTANDING                              $     NIL                   $   (0.04)
                                                                                =========                   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                            2,024,000                      575,000
                                                                               ==========                   ==========




See accompanying notes.





                                                          PLANET RESOURCES, INC.
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                      FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                Common Additional
                                        Shares        Common       Warrants      Paid-In      Retained
                                        Issued        Stock         Issued       Capital      Deficit        Total
                                     -----------------------------------------------------------------------------------
BALANCE, June 30, 2000                     100,000        $  100        $    -     $ 36,175    $ (27,078)       $ 9,197


COMMON STOCK CANCELLED
                                         (100,000)         (100)             -          100             -             -


COMMON STOCK ISSUED
                                         2,000,000         2,000             -      (2,000)             -             -


WARRANTS ISSUED
                                                 -             -             5            -             -             5


NET LOSS                                                                                                       (24,810)
                                     ------------------------------------------------------               ---- --------
                                                -             -             -            -       (24,810)
                                                --            --            --           ------- --------


BALANCE, June 30, 2001                   2,000,000         2,000             5       34,275      (51,888)      (15,608)


COMMON STOCK ISSUED
FOR SERVICES
                                            55,000            55             -         (55)             -             -


NET LOSS                                                                                                        (8,580)
                                     ------------------------------------------------------               ----- -------
                                                -             -             -            -        (8,580)
                                                --            --            --           -------- -------


BALANCE, June 30, 2002                  2,055,000       $ 2,055        $    5     $ 34,220      $(60,468)     $(24,188)
                                     == ===========     =========      ========   ==========    ==========    =========


See accompanying notes.





                                                          PLANET RESOURCES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                    2002                   2001
                                                                              -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $  (8,580)             $  (24,810)
                                                                                    ----------             -----------
    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Accounts payable

                                                                                        (720)                     720
                                                                                        ------                    ---

         Net cash used by operating activities                                         (9,300)                (24,090)
                                                                                       -------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of warrants

                                                                                            -                       5
                                                                                            ----                  ---
         Net cash provided by investing activities

                                                                                            -                       5
                                                                                            ----                  ---

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash from Company's president                                                                              15,000
                                                                                                       ---------------
                                                                                       10,000

         Net cash provided by financing activities                                                             15,000
                                                                                     ----------         ---------------
                                                                                       10,000

NET INCREASE (DECREASE) IN CASH                                                            700                 (9,085)

CASH AT BEGINNING OF YEAR                                                                                       9,197
                                                                                 ---------------         ---------------
                                                                                          112

CASH AT END OF YEAR                                                                  $    812                $    112
                                                                                     =========               ========

See accompany notes.




                                                          PLANET RESOURCES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2002 AND 2001


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

       Planet became a public company on March 12, 2001 upon the effectiveness of a registration statement on Form SB-2. Subsequent to the effective date of Planet's registration statement, the 100,000 common shares outstanding were cancelled and 2,000,000 new common shares were issued to Planet shareholders. In March 1999, the Company entered into a stock option agreement with the Company's president and major shareholder, Mr. Al Dugan, providing for 400,000 stock options to purchase an equal number of the Company's common stock at a price per share of $.15. These options expire December 31, 2004. Planet authorized the issuance of a warrant for $10.00 to a third party in partial payment for assisting Planet register its common stock. This warrant allows the owner to purchase up to 50,000 shares of the Company's common stock at a price of $.40 per share. At June 30, 2002 and 2001, half of the warrants had been purchased for a price of $5.00. The option related to this warrant expires November 2, 2004. During fiscal 2002, the Company issued 55,000 shares of its $.001 par value common shares for services to be rendered. No value was placed on this issuance.

       Operations - Planet has no operating assets or operations. Administrative costs associated with the preparation of financial information, legal, and accounting expenses, and other costs are being funded by the Company's president. At June 30, 2002 and 2001, Planet was indebted to the Company's president for these expenses in the amount of $25,000 and $15,000, respectively. The Company's president has no contract or obligation to continue providing financial assistance to Planet. Unless and until Planet is able to raise debt or equity capital, or generate or acquire operations, Planet's operations will remain dormant. Consequently, Planet does not have the ability to finance any costs or operations normally associated with a going concern entity.

       Basic Loss Per Share - Basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Because the options and warrants are anti-dilutive, the shares to be issued have not been included in the weighted average number of shares outstanding at June 30, 2002 and 2001. Fully diluted loss per share is equal to the basic loss per share.

       Income Taxes - Planet has incurred losses since inception and therefore has not been subject to federal income taxes. As of June 30, 2002 and 2001, Planet had accumulated net operating loss carryforwards for income tax purposes of approximately $60,000 and $52,000, respectively. These carryforwards begin to expire in 2019. The Tax Reform Act of 1986 provided for an annual limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes that potentially limit Planet's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, Planet may not be able to take full advantage of its net operating loss and tax credits for federal income tax purposes. Planet has incurred net operating losses since inception and there is no assurance of future taxable income; therefore, a valuation allowance has been established at June 30, 2002 and 2001 to fully offset the deferred tax assets of approximately $20,000 and $17,000, respectively.

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

        Leases - A subsurface mining agreement with the City of Mullan, whereby Planet, as lessee, will have the right to mine subsurface minerals on approximately 200 acres owned by the City north of the Osburn Fault was also distributed pursuant to the Distribution Agreement. The City, as lessor, will receive 20% of all royalty payments or other consideration received by Planet. In the event Planet enters into a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City shall receive 15% of the royalties received. No royalties have been received or paid on "City Property" south of the fault, nor has Planet ever conducted any mining operations on this or other property. At June 30, 2002 and 2001, Planet did not have the financial or operational resources to conduct any operations including the possible exploration and development of our deposits, if any, related to this lease.

        Subsequent Event - In September 2002, the Company entered into an agreement and plan of merger with CeriStar, Inc., which was consummated as of 9:00 o'clock a.m. EDT on the 10th day of September, 2002 and resulted in a change of control of the Company. It is anticipated that new management of the Company will change the corporate name to CeriStar, Inc. In connection with the closing of the merger, Planet transferred its mineral properties to a newly formed, wholly-owned subsidiary and intends to distribute all of the shares of such subsidiary to the shareholders of Planet as of August 30, 2002.