Form 10QSB
period 2002-09-30
CERISTAR INC
filed 2002-11-19
CIK 1084507

UNITED STATES
                      SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                           For the transition period
                            from........to...........

                        COMMISSION FILE NUMBER 001-16381

                                   CERISTAR, INC.
           (Exact name of the registrant as specified in its charter)


          DELAWARE                                        87-0642448
(State or other jurisdiction               (IRS employer identification number)
of incorporation or organization)


                           50 WEST BROADWAY, SUITE 1100
                            SALT LAKE CITY, UTAH 84119
                     (Address of principal executive officers)


                                    801-350-2017
                (Registrant's telephone number, including area code)


                  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                    Yes X   No__



                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.


          Common Stock, par value $.001                           5,428,627
             (Title of each class)                           (Number of shares)




                               CERISTAR CORPORATION
                                 TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                            PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

          Condensed Consolidated Unaudited Balance Sheets at September 30, 2002

          Condensed Consolidated Unaudited Statements of Operations for the three months and nine months ended September 30, 2002 and 2001

          Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

          Notes to Condensed Consolidated Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders


Signatures

Exhibit.  Other Information - Certificates
           - Certification Pursuant to 18 U.S.C. Section 1350





          SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Investors are cautioned that certain statements in the Form 10-QSB are forward looking statements that involve risks and uncertainties. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "views" are intended to identify forward looking statements. Such statements are based on current expectations and projections about our business and assumptions made by the management and are no guarantee of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                             CERISTAR, INC.
                             CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                           September 30, 2002


          Assets

Current assets:

  Cash and cash equivalents                                             $174,352

  Accounts receivable                                                    163,035
  Prepaids and other assets                                               12,291
                                                                        --------


          Total current assets                                           349,678

Property and equipment, net                                              621,907
Deferred debt issue costs                                                 69,000
                                                                        --------


                                                                      $1,040,585
                                                                      ----------
          Liabilities and Stockholders' Equity

Current Liabilities:

  Accounts payable                                                      $128,987
  Accrued payroll                                                         86,329
  Other Accrued liabilities                                               17,194

  Unearned revenue                                                        35,990

  Related party note payable                                              11,674

  Current portion of long-term debt                                       11,800
                                                                        --------


          Total current liabilities                                      291,974


Long-term debt                                                           680,950
                                                                        --------


          Total liabilities                                              972,924


Commitments and contingencies                                                  -

Stockholders' equity:
   Convertible preferred stock, $.001 par value, voting; 10,000,000 shares
       authorized, no shares issued and outstanding                            -
  Common stock, $.001 par value, 10,000,000 shares authorized,
    5,428,627 issued and outstanding                                       5,428
  Additional paid-in capital                                           7,925,928
  Deferred compensation                                              (1,048,408)
  Subscriptions receivable                                              (31,463)
  Accumulated deficit                                                (6,783,824)
                                                                 ---------------


          Total stockholders' equity                                      67,661
                                                                  --------------


          Total liabilities and stockholders' equity                  $1,040,585
                                                                  --------------

See accompanying notes to financial statements



                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
                       For The Periods Ended September 30,


                                                                    Three             Three              Nine               Nine
                                                                Months Ended       Months Ended      Months Ended       Months Ended
                                                                    2002               2001              2002               2001
                                                              ------------------ ----------------- ------------------ --------------

Revenues                                                          $189,795            $9,464           $526,440            190,478
                                                              ------------------ ----------------- ------------------ --------------



  Cost of Sales                                                     105,812           63,487            217,329            127,841

  Selling general and administrative                              1,972,850          336,979          2,630,876          1,170,597
                                                              ------------------ ----------------- ------------------ --------------


            Total costs and expenses                              2,078,662          400,466          2,848,205          1,298,438
                                                              ------------------ ----------------- ------------------ --------------


  Loss from operations                                          (1,888,867)         (391,002)        (2,321,765)        (1,107,960)
                                                              ------------------ ----------------- ------------------ --------------

Other income (expense):

  Other income                                                     1,000              1,013              1,002              4,768

  Interest expense                                                (3,077)              -               (16,732)               -
                                                              ------------------ ----------------- ------------------ --------------


            Total other income (expense)                          (2,077)            1,013             (15,730)            4,768
                                                              ------------------ ----------------- ------------------ --------------


Net loss before income taxes                                  (1,890,944)        (389,989)         (2,337,495)        (1,103,192)


Provision for income taxes                                           -                  -                 -                  -
                                                              ------------------ ----------------- ------------------ --------------

Net loss                                                       $(1,890,944)       $(389,989)         $(2,337,495)      $(1,103,192)
                                                              ------------------ ----------------- ------------------ -------------

Net loss per share - basic and diluted                            $(0.45)           $(0.11)            $(0.59)             $(0.32)
                                                              ------------------ ----------------- ------------------ -------------

Weighted average shares outstanding -

  basic and diluted                                              4,224,000          3,640,000         3,932,000          3,494,000
                                                              ------------------ ----------------- ------------------ --------------


See accompanying notes to financial statements


                                             CERISTAR, INC.
                                    UNAUDITED STATEMENT OF CASHFLOWS
                                 For The Nine Months Ended September 30,

                                                                                2002            2001
                                                                           --------------- ---------------
Cash flows from operating activities:

  Net loss                                                                 $(2,337,495)     $(1,103,192)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

     Depreciation                                                          88,668          4,527

     Issuance of common stock for services                                 1,671,169       407,588

     Amortization of deferred compensation                                 233,792         16,500

     Amortization of deferred debt issue costs                             6,000
     Changes in operating assets and liabilities

       Receivables                                                         (160,829)       (87,777)

       Prepaids and other assets                                           (8,337)         (430)

       Accounts payable                                                    94,903          -

       Accrued liabilities                                                 42,124          23,223

       Deferred revenue                                                    14,286          -
                                                                           --------------- ---------------


          Net cash used in operating activities                            (355,719)       (739,561)
                                                                           --------------- ---------------

Cash flows used in investing activities-

  purchase of property and equipment                                       (38,990)        (5,844)
                                                                           --------------- ---------------

Cash flows from financing activities:

  Proceeds from sale of common and preferred stock                         130,039         455,752

  Proceeds from related party payable                                      63,474

  Proceeds from issuance of debt                                           377,543         -

  Principal payments on long-term debt                                     (4,513)         -
                                                                           --------------- ---------------


          Net cash provided by financing activities                        566,543         455,752
                                                                           --------------- ---------------


          Net (decrease) increase in cash and cash equivalents             171,834         (289,653)


Cash and cash equivalents at beginning of period                           2,518           430,408
                                                                           --------------- ---------------

                                                                            $               $
Cash and cash equivalents at end of period                                 174,352         140,755
                                                                           --------------- ---------------

See accompanying notes to financial statements


          1.  Organization and Summary of Significant Accounting Policies

          Basis of Presentation

            The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.
            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. have been condensed or omitted. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

          Organization

            CeriStar, Inc. (CeriStar) was incorporated in December 1999, under the Delaware General Corporation law and operates in the communications industry as a hi-tech developer of IP technology applied data convergence.
            On September 10, 2002 CeriStar entered into a Forward Triangular Merger Agreement with Planet Resources, Inc. (Planet) in which the issued and outstanding stock of CeriStar, including Convertible Preferred Series A shares (Series A) and Convertible Preferred Series B shares (Series B), were exchanged for the issued and outstanding stock of Planet. Series A and B shares were exchanged at a rate of approximately .757 for every common share of Planet issued and Common stock of CeriStar was converted into approximately .32 shares of common stock of Planet. Just prior to the merger Planet authorized a 1 to 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer and thus the historical operations presented in the condensed financial statements of operations are those of CeriStar.

          Earnings Per Share

            The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.
            The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents which would arise from the conversion of convertible debt to common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Warrants to purchase 381,598 shares of common stock at prices ranging from $2.30 to $4.50 per share were outstanding at September 30, 2002 but were not included in the diluted loss per share calculation, because the effect would have been anti-dilutive.

          2.  Going Concern

            The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company had a working capital deficiency, an accumulated deficit and substantial recurring losses. The operations of the Company have not had sustained profitability, and the Company has relied upon debt and equity financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.
            The Company's ability to continue as a going concern is subject to the Company obtaining additional equity and debt financing for its initial capital costs and attainment of profitable operations. Management's plan with respect to this uncertainty includes obtaining equity and/or debt financing. However, there can be no assurance that management will be successful in these efforts



          3.  Related Party Transactions

            During 2002 the Chief Executive Officer and his wife advanced $11,674 to CeriStar. A nephew of the Chief Executive advanced $51,800, which was later converted into common stock of CeriStar

          4.  Supplemental Disclosures of Cash Flow Information

            Operations reflect actual amounts paid for interest and income taxes as follows, for the nine months ended September 30:

                              2002                    2001
                           ---------------------------------

    Interest                $10,732                 $   -
                           ---------------------------------


    Income taxes            $   -                   $   -
                           ---------------------------------

          During the nine months ended September 30, 2002 the Company:

o Acquired equipment of $164,541 in exchange for an increase in its capital lease

o Issued approximately 190,000 shares of common stock for subscriptions of $6,000 and deferred compensation of $594,000.

o Received back approximately 133,000 shares of common stock and wrote off deferred compensation of $132,833, stock subscriptions of $500, and additional paid in capital of $133,200.

o        Converted debt of $354,343 to 172,011 shares of common stock.

o Issued warrants to purchase preferred stock and provided a beneficial conversion feature on debt issued and aggregately valued at $75,000. The warrants and beneficial conversion feature have been recognized as deferred issue cost of $6,000, which was amortized, and the remaining $69,000 will be recognized over the term of the debt.

          During the nine months ended September 30, 2001 the Company:

o Acquired equipment of $457,722 in exchange for a capital lease.

o Exchanged approximately 310,775 shares of common stock for subscriptions receivable of $8,799 and deferred compensation of
              $788,033.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

            As disclosed in CeriStar's Current Report on Form 8-K filing dated September 17, 2002, CeriStar merged with a wholly-owned subsidiary of Planet Resources Inc. and on October 15, 2002 Planet Resources Inc. was renamed CeriStar, Inc. Shares of the new CeriStar will soon be distributed to the previously existing shareholders of CeriStar, Inc. as discussed in the 8-K Report.

          Results of Operations

            A detailed comparison of changes in revenues from 2001 to 2002 is not meaningful, as in 2001, CeriStar was in the development stage, whereas in 2002, CeriStar began marketing the products that it developed. Not withstanding, revenues have increased to $526,440 for the nine months ended September 30, 2002, compared to $190,478 for the same period in 2001. The increase was due to increased sales of Internet Protocol (IP) products, primarily to commercial customers. This revenue growth is expected to continue as new customers are added. A new contract was signed with a 300 plus residential housing development in Provo Utah, making CeriStar their sole Local Exchange Carrier (LEC) provider combined with other pending contracts should significantly increase revenue. Approximately thirty seven percent of these revenues have resulted from design and installation of IP telecom networks and sales of equipment. In the future, this percentage will decline as residual sales of long distance, Internet, IPTV and Video on Demand fees grow, and as CeriStar transitions to a marketing company.

            Revenues for the third quarter were significantly higher than those for the year prior. This growth should accelerate in the upcoming year from the addition of new customers and the accumulation of residual sales.

            Expenses were also increased significantly as over $l.6 million of new CeriStar common stock was issued in the third quarter to consultants and advisors relating to the merger with Planet Resources and the subsequent stock sale. These consultants are advising CeriStar on product positioning, customer identification and offshore expansion, as we convert from a development stage company into an operating company, marketing our IP application products and services. Other costs, such as payroll, insurance, office expenses, and travel expenses were also kept in check, while consulting and depreciation expenses increased.

          Liquidity and Capital Resources

            CeriStar's revenues are not capable of supporting its current operations. Thus in the near term we are dependent on the capital markets for funding. To meet these continuing funding needs CeriStar has engaged the investor relations firm of Vision Corporate Consultants and the financial consulting firm of SovCap to assist in the acquisition of new equity capital.

            We have proven our technology and can now efficiently deliver a technically advanced product to a wide range of residential, commercial, educational and governmental customers. In the past we have been focused on development and testing of our technology, now the focus will be to market this technology. Expansion in our current geographical area can be done fairly inexpensively, as our prior capital expenditures can service a significantly larger customer base. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired. Our current plan will require between $3 and $4 million of new capital to fund operations through 2003. A majority of this funding will have to be raised in the equity markets. It is anticipated that debt financing of equipment will become increasingly available as our products gain acceptance and our markets expand thus leveraging our investment capital. To accelerate that acceptance we have partnered with IBM and others who can introduce CeriStar to senior executives and add credibility to our products. They also assist in the acquisition of low cost, high quality equipment and services. In the short term, CeriStar will remain dependent on new capital.

          Item 3.  Controls and Procedures

            The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.

          No legal proceedings filed or pending.

          Item 2. Changes in Securities

(a) Securities were materially modified as follows as a result of a Forward Triangular Merger of CeriStar Inc and Planet Inc.

          CeriStar Inc

            CeriStar securities consisted of Common, Series A preferred, and Series B Preferred stock. The Preferred A and B stock had a conversion ratio of 2 shares of common for each share of Preferred. The Preferred B Stock had liquidation and dividend preference over Preferred A and Common stock and Preferred A had the same preference over common stock.
            CeriStar Inc stock was further modified by conversion to Planet Inc stock. Preferred stock was converted at a ratio of 0.757 Planet shares to one share of CeriStar preferred share and the common stock was converted to Planet Inc stock at the ratio 0.3177 Planet shares for one share of CeriStar common stock.
            A CeriStar shareholders meeting was held at CeriStar's corporate offices on May 13, 2002 at 10:00 am. Notification of the meeting with an explanation of how this would affect his or her security position was sent to each shareholder. The notification included a request for them to either vote in person or by proxy on the proposed forward triangular merger. The results of the voting were as follows:

            ---------------------------- -------------------------- -------------------------- ---------------------------
                      Type of Security             For                       Against                Unresponsive
            ---------------------------- -------------------------- -------------------------- ---------------------------
            ---------------------------- -------------------------- -------------------------- ---------------------------
                      Common                       96%                        0%                         4%
            ---------------------------- -------------------------- -------------------------- ---------------------------
            ---------------------------- -------------------------- -------------------------- ---------------------------
                      Preferred A                  75.86%                     1.96%                      22.21%
            ---------------------------- -------------------------- -------------------------- ---------------------------
            ---------------------------- -------------------------- -------------------------- ---------------------------
                      Preferred B                  96%                        0%                         4%
            ---------------------------- -------------------------- -------------------------- ---------------------------

          Planet Inc

            The Planet shareholders were all common shareholders. They experienced a reverse split reducing their shares by approximately 5 to 1 in the number of shares they held. The split was approved by a majority vote of the Planet shareholders

                   (a).    CeriStar      Preferred      shareholders      gave
                    up     their      liquidation      and      dividend
                   preferences as described above but only with the majority of each class voting for the proposed merger acquisition as required by CeriStar's Articles of Incorporation.

                   (b). There have been no equity securities of the registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act.

          Item 3.  Defaults Upon Senior Securities

          None

          Item 4. Submission of Matters to a Vote of Security Holders.

          None



          Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            Date  19 November 2002                      David L. Bailey
                  -----------------                     ----------------
                                                        Chief Executive Officer

            Date  19 November 2002                      G. Earl Demorest
                  ----------------                      ----------------
                                                        Chief Financial Officer


                                 CERTIFICATIONS

              I, David L. Bailey, certify that:

    1.   I have reviewed this quarterly Report on Form 10-QSB of CeriStar, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 19, 2002

                                                        By David L. Bailey
                                                           ----------
                                                        Chief Executive Officer






                                CERTIFICATIONS

              I, G. Earl Demorest, certify that:

   1.   I have reviewed this quarterly Report on Form 10-QSB of CeriStar, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 19, 2002

                                                        By  G. Earl Demorest
                                                         Chief Financial Officer





          EXHIBIT 99.1


                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350
                                AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


            In connection with the quarterly report of Ceristar, (the "Company") on Form 10-Q for the quarter ended September 30, 2002, David L.Bailey, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          November 19, 2002                  David L. Bailey
          -----------------                 --------------------
                   (Date)                   President (Chief Executive Officer)






EXHIBIT 99.2


                                CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350
                                AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


            In connection with the quarterly report of Ceristar, (the "Company") on Form 10-Q for the quarter ended September 30, 2002, G. Earl Demorest, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          November 19,     2002                       G. Earl Demorest
                   (Date)                             Chief Financial Officer