Form 10KSB
period 2002-12-31
CERISTAR INC
filed 2003-04-15
CIK 1084507

-------------------------------------------------------------------------------



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2002, or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from........to...........

                         Commission File Number 001-16381

                                   CERISTAR, INC.
                  (Name of small business issuer in its charter)


           DELAWARE                                            87-0642448
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         identification number)

50 West Broadway, Suite 1100, Salt Lake City, Utah                       84119
(Address of principal executive officers)                             (Zip Code)

       Registrant's telephone number, including area code: (801) 350-2017

            Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.001 per share
                                    (Title of Class)

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( )

         Registrant's revenues for the fiscal year ended December 31, 2002, were $521,000

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003, was approximately $3,571,000 based on the closing price on that date on the OTC Bulletin Board.

         As of March 31, 2003, Registrant had outstanding 6,002,276 shares of Common Stock.


         PART I

Item 1. Description of Business

         CeriStar, Inc. is a Delaware corporation ("CeriStar"), incorporated in December of 1999 for the development of a new generation of telecommunication services using fiber optic cable. Its principal product is the delivery of voice, video and data services over a fiber network. These services include local and long distance telephone, video conferencing, cable television with video on demand, computer email and a host of other related services. Its markets are wide and varied, including residential, commercial, governmental and educational institutions. CeriStar's products were in the development stage throughout 2001 with marketing commencing in 2002.

         In order to attract the capital needs to commence its marketing strategies, on September 10, 2002 CeriStar entered into a forward triangular merger with Planet Resources, Inc. ("Planet"), a Delaware corporation, in which the issued and outstanding common and preferred stock of CeriStar were exchanged for the common stock of Planet. CeriStar's series A and B preferred stock was exchanged for .757 common shares of Planet and CeriStar's common stock was exchanged for .322 common shares of Planet. Planet had no operations for the prior two years. The merger transaction was accounted for as a reverse merger. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

         CeriStar's foundation product is its CeriNet IP (Internet Protocol) Utility Network. IP technology and standards have enabled the voice and computer industry to adopt one, unified architecture that delivers information across a common fiber or copper line. CeriNet is an IP open standard architecture that integrates software and electronic hardware from IP compliant vendors to handle packets of voice, video and data from origination to termination of that packet.

Components of the IP Utility Network are:
         *        Layer 2-3 packet switches
         *        Layer 3+ packet routers
         *        Voice, video and data gateways
         *        UNIX, Sun, and Linux based servers
         *        Class 5E equivalent soft switch
         *        Video head end systems (Wholesale to Retail)
         *        OSS/BSS management software
         *        Universal Power Supply (UPS) backup units

CeriNet connects to Local Area Network (LAN) through its standard ports consisting of:

         *        RJ-11 standard two-wire modular connectors
         * Quad Cable connectors of four-wire (two twisted-pairs) insulated conductors for CAT-5 wiring
         * Fiber Optic Terminals connecting copper wire to optical fiber cable
         *        Fiber to Fiber SC APC and SC UPC connection
         *        Fiber to RF conversion for edge devices
         * RJ-45 eight-pin modular connector in the 10/100BaseT standard for unshielded twisted pair (UTP) connections to smart wiring hubs
         *        Coax RG6 Quad Cable connectors for analog video feeds

         The CeriNet product connects Local Area Network (LAN) customers including state government, education, municipalities and greenfield developments to a wider Metro Area Network (MAN) and international Wide Area Network (WAN).

         CeriStar's CS-1000, CS-2000, CS-3000 and CS-4000 modules represent CeriStar's version of bundled services and equipment that connects to CeriNet as customer premise equipment (CPM) module. Other third party modules representing similar bundles of services can easily be connected to CeriNet and provide similar performance to CeriStar's CS series of products.

         The consumer interface modules, either CeriStar supplied or third party supplied, are connected to the CPM modules and allow IP and analog signals to be sent to CeriNet for routing within the LAN, MAN and WAN at guaranteed performance levels.

         CeriStar has identified and developed a business plan to penetrate a large, identifiable market, capitalizing on the convergence of voice, video and data communications. CeriStar's utility network technology platform, CeriNet, enhances communications and networking capabilities within any enterprise. CeriStar targets its marketing and is offering customized solutions to the following major market segments:

         *        State/Local Governments - "Economic Development Networks"
         *        Education Systems - "Knowledge Networks"
         * Commercial Building and Enterprises - "Smart Buildings and Smart Environments"
         *        Greenfields and Legacy Communities - "Smart Homes and
                  Businesses"

         CeriStar is poised to capitalize on the imminent IP converged network upgrade cycle by providing each of these market segments with paths to converged IP network communications. CeriStar is currently testing this model in Utah and plans to deploy it in the surrounding Western states after the testing has been completed.

         Over the next five years, CeriStar's business model will take into account the premise that the majority of businesses will be running converged managed networks. Most educational and governmental institutions will have partial converged solutions in use. Greenfield residential will be populated with converged solutions in the new developments. Legacy retrofit residential will still be in its early stages of evolution.

         Competitors exist at all levels in the LAN environment to provide bundled converged services. Competitors exist in the WAN environment to deliver connectivity. CeriStar is still unique in deploying a brand of IP Network that is plug and play compatible with LAN and WAN solutions.

         CeriStar deploys an IEEE and 7-layer standard network and equipment. It consists of core, aggregation and edge equipment. All equipment can be interchanged because of this open standard adherence. All equipment can be bought from multiple vendors with no barriers to entry.

         CeriStar is in the early stages of marketing its products and thus its cash needs are more dependent on capital funding than on any major customer.

         CeriStar filed four provisionary patent applications in 2001, which were consolidated into one broad patent in 2002. These patents relate to the architecture of an IP Utility Network that enables smart homes, smart commercial buildings, and smart residential communities.

         CeriStar enters into revenue sharing arrangements with commercial building owners and residential developers. These contracts vary depending upon project size, equipment ownership and local market conditions. The shared revenues are based on the difference between CeriStar's wholesale and retail prices.

         CeriStar is a Common Local Exchange Carrier (CLEC) licensed with the Utah Public Utility Commission. With this license, CeriStar is able to provide telephony services in competition with the Local Exchange Carrier, which is Qwest. As a CLEC, CeriStar is able to compete with not only Qwest but also other CLEC's in providing a myriad of services and converge them with non-regulated services into a single converged network.

         As a CLEC, CeriStar is subject to all Public Utility Commission and Federal Communications Commission rules and regulations for telephony services. Regulation changes that may occur will only affect our voice services, while data and video services remain unchanged. Since CeriStar is already a certificated CLEC in Utah any regulation changes will have a minimal affect to the business model.

         Over the past two years CeriStar spent an estimated 96 man-months on research and development activities at an estimate cost of $550,000. The majority of this cost has been borne by investors.

CeriStar currently has 10 full time employees.

Item 2.  Description of Property

         CeriStar's property consists primarily of computer, and computer related equipment that is located at CeriStar's headquarters in Salt Lake City and in or near various customer locations. Currently, this equipment is maintained and serviced by head office personnel.

         CeriStar currently leases a facility located at 50 West Broadway, Suite 1100, Salt Lake City, Utah on a month-to-month basis. The facility consists of approximately 3,000 square feet of leased office space at a monthly rate of $3,524.


Item 3.  Legal Proceedings

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


         PART II

Item 5. Market for Common Equity and Related Shareholder Matters

         CeriStar's common stock currently trades on the OTC Bulletin Board under the ticker symbol of CTRI.OB. Following CeriStar's merger with Planet Resources in September 2002, CeriStar was initially traded under the ticker symbol PLNT.OB, which was later changed to CTRI.OB. Prior to the merger, Planet Resources was traded on the OTC Bulletin Board under the ticker symbol of PLNT.OB. As of March 25, 2003, the closing sales price of the common stock was $.95 per share. The following are high and low sales prices for the common stock by quarter since the merger as reported by the OTC Bulletin Board:

                                   Common Stock Price Range
Period (Calendar Year)                  High                    Low

2002

First Quarter                       N/A              N/A
Second Quarter                      N/A              N/A
Third Quarter                       $3.10            $1.30
Fourth Quarter                      $2.25            $1.05

2003

First Quarter                       $1.55            $ .55

         CeriStar has never paid any cash dividends on its common or preferred stock and does not anticipate paying any cash dividends on its common or preferred stock in the foreseeable future. At the time of the merger with Planet, CeriStar's common andpreferred shares were exchanged for Planet's common stock. CeriStar currently intends to retain future earnings, if any, to fund the development and growth of its proposed business and operation. Any payment of cash dividends in the future on the common stock will be dependent upon CeriStar's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that CeriStar's Board of Directors deems relevant.

       As of March 31, 2003, CeriStar has 1,615 shareholders.

       CeriStar's common stock  is also registered on the Berlin Stock Exchange.


Item 6. Management's Discussion and Analysis of Financial Condition and Results for Operations

         This report contains forward looking statements that involve risks and uncertainties. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "views" are intended to identify forward looking statements. Such statements are based upon current expectations and projections about our business and assumptions made by the management and are no guarantee of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of common stock of Planet. Series A and B preferred shares of CeriStar were exchanged at a rate of approximately .757 shares of common stock of Planet, and common shares of CeriStar were exchanged into approximately .322 common shares of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted
for as a reverse merger with CeriStar being the accounting acquirer.   On
October 15, 2002, Planet was renamed CeriStar, Inc. Since Planet had no operations for the two years prior to the merger, only CeriStar's financial condition and results of operations will be discussed.

Plan of Operation

         During 2001 CeriStar was engaged in developing and testing various Internet Protocol (IP) products. These products emerged in marketable form in 2002. CeriStar has proven its' technology and can now deliver technically advance products to a wide range of residential, commercial, educational and governmental customers. Since these products are significantly advanced from current products in the market place, it is estimated that it will take another year before they become generally accepted allowing for substantial market penetration. The current marketing plan will require between $2 and $3 million of new capital to fund operations through 2003 with additional capital needed for geographic expansion into neighboring states. By the end of 2003, CeriStar expects to be profitable with new capital, if obtained, being used to expand its markets. A majority of this funding will have to be raised in the equity markets. It is anticipated that debt financing for equipment will become available as product revenues and market acceptance increases. To accelerate that acceptance, CeriStar has partnered with IBM and others who can introduce CeriStar to senior executives and add credibility to our products. They also assist in the acquisition of low cost, high quality equipment and services. In the short term, CeriStar will remain dependent on new capital with no assurances that this new capital will be raised.

         Previously, CeriStar had expended significant amounts of capital for equipment, which has the capacity to handle a substantially larger customer volume. Now new customers can be added without significant costs.

Results of Operations

         A detailed comparison of the differences between operations of 2002 compared to 2001 is difficult due to the fact that in 2001 CeriStar was principally a development company, developing and testing new ideas and turning those ideas into new products. Fiscal 2002 continued some of the development effort but a majority of the year was spent marketing those new ideas and products. When combined with merger related expenses and investment services expense, comparisons between the two years becomes even more difficult.

         Revenues increased to $521,000 in 2002, compared to $260,000 in 2001. The increase was due to sales of IP services, primarily to commercial customers. Services revenue increased from $35,000 in 2001 to $269,000 in 2002, a $234,000 increase, accounting for 90% of the revenue increase. Equipment sales increased from $212,000 in 2001 to $214,000 in 2002, or a $2,000 increase.

         Cost of sales increased from $245,000 in 2001 to $465,000 in 2002. This increase was due to increased service and labor costs associated with the services revenue. Labor costs increased by $30,000, increasing from $90,000 in 2001 to $120,000 in 2002. Service costs increased from $59,000 in 2001 to $253,000 in 2002. The high service costs in 2002 resulted in a margin of $16,000 for services, or a 6% margin for 2002. This margin is expected to increase significantly in the future as new customers are added as CeriStar's excess bandwidth purchases and equipment is able to service a substantially larger customer base.

         Total administrative expense in 2002 was $2,768,000 compared to $1,420,000 in 2001, an increase of $1,348,000. Approximately $1,012,000 of this increase was for expenses paid to consultants in the form of common stock for services relating to the merger with Planet Resources. An additional $353,000 was paid, primarily in the form of common stock, to consultants that are advising CeriStar on product positioning, customer identification and offshore expansion, as CeriStar converts from a development company to an operating company, marketing its IP application products and services. Payroll expense decreased from $1,116,000 in 2001 to $912,000 in 2002 as salary and staff reductions were implemented in late 2001 and early 2002. Depreciation expense increased from $12,000 in 2001 to $64,000 in 2002 due to new equipment acquisitions for the network. Professional fees also increased from $65,000 in 2001 to $152,000 in 2002, an $87,000 increase as accounting, legal, sales and staffing professionals were hired to assist in a variety of areas.

         During 2002 CeriStar borrowed $75,000 on a convertible long-term note that may be converted to CeriStar's common stock. This note also has warrants to purchase 22,710 shares of common stock at $3.30 per share. Approximately $20,400 of the interest expenses relates to this note.

Liquidity and Capital Resources

         As of December 31, 2002, CeriStar's current liabilities were $672,000, while current assets were only $93,000 equating to a $579,000 working capital deficit. In order for CeriStar to continue operating, additional capital is essential. CeriStar's operating revenues are not capable of supporting current operations. Thus, in the short term, CeriStar is dependent on the capital markets for funding. To meet these continuing funding needs, CeriStar has engaged the financial consulting firm of AlphaWest to assist in the acquisition of new equity capital. With access to both the public and private capital markets, CeriStar will attempt to raise $2 to $3 million to fund operations for 2003. With almost 200 residential customers in Provo, Utah and contracts signed for over 400 additional residential customers in the surrounding area that will be starting service throughout 2003 and early 2004, combined with projected sales to new developments, CeriStar expects to be able to fund operations from service revenues by the end of 2003. As previously mentioned, CeriStar remains dependent on new capital but there can be no assurance that any new capital will be raised. A majority of the merger expenses and a significant portion of consulting expenses relating to raising new capital and other professional expenses were paid with common stock, thus conserving cash for operations. Approximately $1,322,000 in stock was issued during 2002 to pay for these services as well as a portion of payroll expense, primarily incentives to retain key employees.

Item 7. Financial Statements

                                                   INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of CeriStar Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Ceristar, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CeriStar, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has a deficit in working capital, negative cash flows from operations, and recurring net losses. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

TANNER + CO.

Salt Lake City, Utah
February 7, 2003


CERISTAR, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31

          Assets                                                            2002             2001
          ------
                                                                       ---------------- ---------------
Current assets:

                                                                        $               $
    Cash                                                               28,210           2,518
    Accounts receivable, net of allowance for

      doubtful accounts of $16,117 and $0, repectively                 52,945           2,206

    Prepaid expenses                                                   3,954            3,954

    Deposits                                                           8,338            -
                                                                       ---------------- ---------------


            Total current assets                                       93,447           8,678


Property and equipment, net                                                    339,395  49,322
                                                                       ---------------- ---------------


                                                                        $               $
                                                                       432,842          58,000
                                                                       ---------------- ---------------


          Liabilities and Stockholders' Deficit

Current liabilities:

                                                                        $               $
    Accounts payable                                                   385,615          34,084

    Accrued payroll liabilities                                                101,888  61,399

    Unearned revenue                                                            94,300  21,704

    Deferred purchase obligation                                                86,996  -

    Convertible long-term debt                                                   2,708  -
                                                                       ---------------- ---------------


            Total current liabilities                                  671,507          117,187

Stockholders' deficit:
    Preferred stock, $.001 par value; 10,000,000 shares

     authorized, no shares issued and outstanding                      -                -
    Common stock, $.001 par value, voting, 40,000,000
     shares authorized, 5,852,197, and 4,180,078

     issued and outstanding, respectively.                                       5,852  4,180

    Additional paid-in capital                                               8,546,387  5,284,625

    Deferred compensation                                              (615,011)        (821,033)

    Subscriptions receivable                                           (996,289)        (80,630)

    Accumulated deficit                                                (7,179,604)      (4,446,329)
                                                                       ---------------- ---------------


            Total stockholders' deficit:                               (238,665)        (59,187)
                                                                       ---------------- ---------------


                                                                        $               $
                                                                       432,842          58,000
                                                                       ---------------- ---------------


CERISTAR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
DECEMBER 31

                                                                               2002               2001
                                                                         ------------------ ------------------
Sales                                                                     $       520,952    $       259,639


Cost of sales                                                            (465,202)          (244,908)
Selling, general, and administrative expense                                   (2,767,581)        (1,420,320)
                                                                         ------------------ ------------------

              Loss from operations                                             (2,711,831)        (1,405,589)


Other income                                                                         1,753  4,795

Interest expense                                                         (23,197)           -
                                                                         ------------------ ------------------

              Loss before benefit for income taxes                             (2,733,275)        (1,400,794)


Benefit for income taxes                                                 -                  -
                                                                         ------------------ ------------------

              Net loss                                                    $   (2,733,275)    $   (1,400,794)
                                                                         ------------------ ------------------

                                                                          $                  $
Loss per common share basic and diluted                                  (0.58)             (0.35)
                                                                         ------------------ ------------------

Weighted average shares - basic and diluted                                     4,724,000          3,982,000
                                                                         ------------------ ------------------



CERISTAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                          Additional  Deferred Subscrip- Accumulated
                                                   Preferred Stock          Common Stock    Paid-in   Compen-    tions   Deficit
                                                   Shares   Amount        Shares     Amount Capital    sation   Receivable
                                                  ------- ----------- ----------- ---------- ------------- ------------- ----------
                                                               $                       $          $             $             $
Balance, January 1, 2001                           1,273,924  1,274     7,101,961   7,102    3,565,840  (49,500) (17,414)(3,045,535)

Recapitalization of Ceristar from reverse

   merger with Planet Resources, Inc.             (1,273,924) (1,274)     (3,457,843) (3,458)    41,399        -   (36,667)     -

Issuance of common stock for:

  Cash                                            -           -           322         -          1,000         -      -            -

  Services                                        -           -           72,585      73         225,347       -       -           -

  Subscription receivable and compensation        -           -           315,238     315        996,685   (788,033) (26,799)     -


Stock subscription received                       -           -           -           -          -             -      250          -

Issuance of common stock for cash

  (net of offering costs)                         -           -           147,815     148        454,354       -    -            -


Amortization of deferred compensation             -           -           -           -          -             16,500    -         -


Net loss                                          -           -           -           -          -             -      -  (1,400,794)
                                                  ----------- ----------- ----------- ---------- ------------- ------------- ------


Balance, December 31, 2001                        -           -      4,180,078   4,180   5,284,625   (821,033)  (80,630) (4,446,329)

Issuance of common stock for:

  Cash                                            -           -           328,654     329        482,584       -

  Services                                        -           -           1,072,968   1,073      2,207,017     -     (911,932)    -

  Subscription receivables and compensation       -           -           175,322     175        352,328   (320,000)  (6,211)      -

  Debt                                            -           -           147,768     148        308,708       -        -          -

Non-vested common stock reacquired

   through employee terminations                                          (52,593)    (53)       (163,875)     161,444   2,484     -


Amortization of deferred compensation             -           -           -           -          -             364,578    -      -

Preferential conversion feature and issue of

  warrants with long-term debt                    -           -           -           -          75,000        -             -    -


Net loss                                          -           -           -           -          -             -      -  (2,733,275)
                                                  ----------- ----------- ----------- ---------- ------------- ------------- ------


                                                              $                        $          $             $             $
Balance, December 31, 2002                        -           -      5,852,197   5,852   8,546,387  (615,011)  (996,289) (7,179,604)
                                                  ----------- ----------- ----------- ---------- ------------- -------------


CERISTAR, INC.
Consolidated Statement of Cash Flow
YEAR ENDED DECEMBER 31

                                                                           2002               2001
                                                                     ------------------ ------------------
Cash flows from operating activities:
  Net loss                                                            $ (2,733,275)      $ (1,400,794)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

        Depreciation and amortization                                63,682             12,072

        Stock issued for services                                         1,322,450     407,588

        Amortization of deferred compensation                        364,578            16,500

        Amortization of discount on long-term debt                   10,000             -

        Bad debt expense                                             16,117             -
      Decrease (increase) in:

        Accounts receivable                                          (66,856)           (2,206)

        Prepaid expense                                              -                  (430)

        Deposits                                                     (8,338)            -
      Increase (decrease) in:

        Accounts payable                                             186,990            34,084

        Accrued liabilities                                          40,489             40,347

        Deferred revenue                                             56,396             21,704
                                                                     ------------------ ------------------


          Net cash used in operating activities                      (747,767)          (871,135)
                                                                     ------------------ ------------------

Cash flows used in investing activities-

  purchase of property and equipment                                 (86,018)           (12,507)

                                                                     ------------------ ------------------

Cash flows from financing activities:

  Proceeds from issuance of common stock                             482,913            455,752

  Proceeds from convertible long-term debt                           75,000             -

  Proceeds from related party note                                   140,300            -

  Proceeds from notes payable                                        228,394            -

  Payments on notes payable                                          (59,838)           -

  Payments on convertible long-term debt                             (7,292)            -
                                                                     ------------------ ------------------


          Net cash provided by financing activities                  859,477            455,752
                                                                     ------------------ ------------------

          Net increase (decrease) in cash

             and cash equivalents                                    25,692             (427,890)


Cash and cash equivalents at beginning of year                       2,518              430,408
                                                                     ------------------ ------------------

                                                                      $                  $
Cash and cash equivalents at end of year                             28,210             2,518
                                                                     ------------------ ------------------



                                       Notes to Consolidated Financial Statement
                                                     December 31, 2002, and 2001
-------------------------------------------------------------------------------

1.Organization and          CeriStar,  Inc.  (formerly Planet  Resources,  Inc.) (the Company) operates in
Description of              the  communications  industry as a hi-tech developer of IP technology  applied
Business                    to data  convergence.  The Company is located in Salt Lake City, Utah, and was formed in December 1999.

                            On  September  10,  2002 the Company  entered  into an  Agreement  and Plan of
                            Merger with Planet  Resources,  Inc and its wholly owned  subsidiary  together referred to as (Planet) in which all the issued and  outstanding  stock of the
                            Company,  including  Convertible  Preferred  Series  A shares  (Series  A) and
                            Convertible  Preferred  Series B shares  (Series  B), were  exchanged  for the issued and outstanding  stock of Planet.  Series A and B shares were exchanged at a rate of  approximately  .757 for every  common share of Planet and common shares of the Company were converted into  approximately .322 shares of Planet common share.  Just prior to the merger Planet  authorized a 1 to 5.23 reverse stock  split.  The  merger  was  accounted  for as a reverse  merger  with the
                            Company  being the  accounting  acquirer  and thus the  historical  operations presented in the condensed financial statements of operations,  cash flows and stockholder's deficit, are those of the Company.



2. Summary of               Concentration of Credit Risk
Significant                 Financial  instruments which potentially  subject the Company to concentration
Accounting Policies         of credit risk consist  primarily of trade  receivables.  In the normal course of business, the Company provides on-going credit
                            evaluations of its customers and maintains
                            allowances for possible losses which, when realized,
                            have been within the range of management's
                            expectations.

                            The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

                            Cash and Cash Equivalents
                            Cash includes all cash and investments with original maturities to the Company of three months or less.
                            Property and Equipment Property and equipment are recorded at cost less accumulated depreciation.
                            Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the leases. Depreciation and amortization periods are as follows:

                            Computer equipment and software                     3 - 5 years
                            Furniture and fixtures                              5     years

                            Revenue Recognition
                            Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed
                            or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as unearned revenue.

                            Income Taxes
                            Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are not recognized unless it is more likely than not that the asset will be realized in future years.

                            Earnings Per Common and Common Equivalent Share
                            The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

                            Earnings Per Common and Common Equivalent Share Continued
                            The computation of diluted earnings per common share
                            is based on the weighted average number of shares
                            outstanding during the year plus common stock
                            equivalents which would arise from the exercise of
                            warrants outstanding using the treasury stock method
                            and the average market price per share during the
                            year. Warrants to purchase 324,466 and 83,724 common
                            stock equivalents are not included in the diluted
                            earnings per share calculation for 2002 and 2001,
                            respectively, since their effect is anti-dilutive.

                            Impairment of Long-Lived Assets
                            The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                            Use of Estimates
                            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                            Stock-Based Compensation
                            The Company has adopted the disclosure only provisions of Statement of Financial Accounting
                            Standards (SFAS) No. 123, "Accounting for
                            Stock-Based Compensation." Accordingly, no compensation expense is recognized when stock options or warrants are granted to employees. No options or warrants were issued to employees for the years ended December 31, 2002 and 2001. Warrants issued in 2002 and 2001 were in connection with purchases of stock, conversion of debt and issuance of debt.

                            The fair value of each warrant ted on the date of grant using the Black-Scholes option pric the following assumptions at December 31:

                                                                      2002          2001
                                                                  -------------------------
                                Expected dividend yield           $        -    $         -
                                Expected stock price volatility        50.41%            NA
                                Risk-free interest rate                 4.25%          4.75%
                                Expected life of options              5 years        5 years

                            The weighted average fair value of each warrant granted during 2002 and 2001 was $1.63 and $.52, respectively.

                            Reclassifications
                            Certain accounts in the 2001 financial statement have been reclassified to conform with the current year presentation.


3. Going Concern            The Company has a working capital deficit, a stockholders'
                            deficit, and recurring net losses. These factors create
                            substantial doubt about the
                            Company's ability to continue as a going concern.
                            The financial statements do not include any
                            adjustment that might be necessary if the Company is
                            unable to continue as a going concern.

                            The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations, however, there can be no assurance the Company will be successful in these efforts.

4. Property and Equipment   Property and equipment consists at December 31:

                                                                              2002                2001
                                                                        ------------------------------------
                                Computer equipment and software         $      410,598      $        57,707
                                Furniture and fixtures                          10,587                9,723
                                                                        ------------------------------------
                                                                               421,185               67,403

                                Less accumulated depreciation
                                     and amortiziation                         (81,790)             (18,108)
                                                                         ------------------------------------
                                                                         $     339,395       $        49,322
                                                                         ====================================


5. Deferred Purchase
Obligation                  During the year ended December 31, 2002, the Company entered into an  agreement to finance the purchase of equipment through a residential
                            developer. The obligation has no stated interest
                            rate and will be repaid solely from net revenues
                            generated from the use of the equipment. The
                            obligation is secured by the equipment, and the
                            maturity of the obligation is contingent on net
                            future revenues generated from the equipment. The
                            balance of the obligation at December 31, 2002 is
                            $86,996.

6. Convertible Long-Term   Convertible long-term debt consists of a note payable to a
Debt                       financial institution with an original amount due of $75,000. The note is payable in
                            monthly installments of $1,744, including interest
                            at 14%, secured by equipment, and matures on May 30,
                            2007.

                            The note includes a beneficial conversion feature wherein the holder of the note, at the holders option, may covert the note to shares of the Company's common stock at $1.65 per share. The
                            Company also issued to the note holder a warrant to purchase 22,710 shares of the Company's stock at an exercise price of $3.30 per share. Based on the value of the warrants, calculated using the Black
                            Scholes option pricing model at the date of grant, together with the intrinsic value of the beneficial conversion feature, the note was discounted for the full face value and the discount is being amortized over the life of the loan.

                            As of December 31, 2002 the principle balance remaining on the note was $67,708 which is reduced by the unamortized discount of $65,000 equaling a net book value of the debt of $2,708 which is recorded on the balance sheet.

                            Future maturities of long-term debt are as follows:

                            Year Ending December 31:                 Amount
                            ------------------------              -------------
                                      2003                        $   12,217
                                      2004                            14,041
                                      2005                            16,138
                                      2006                            18,548
                                      2007                             6,764
                                                                  -------------
                                                                      67,708
                                   Less Discount                     (65,000)
                                                                  -------------
                                                                  $     2,708
                                                                  =============

7. Income Taxes             The benefit for income taxes is
                            different than amounts which would be provided by
                            applying the statutory income tax rate to loss before
                            benefit for income taxes for the following reasons:

                                                    Years Ended
                                                   December 31,
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------
                                         ----------------------------------

Income tax benefit at
  statutory rate                          $     1,020,000 $        518,000
Stock valuation for services                    (472,000)        (149,000)
Change in valuation allowance                   (546,000)        (367,000)
Other                                             (2,000)          (2,000)
                                         ----------------------------------
                                         ----------------------------------

                                          $             - $              -
                                         ----------------------------------


                                                2002             2001
                                          ----------------------------------
                                          ----------------------------------

Net operating loss carry-forwards          $      1,370,000$        783,000
Amortization of license technology                  298,000         321,000
Depreciation                                       (48,000)         (6,000)
Deferred revenue                                     26,000           8,000
Allowance for doubtful accounts                       6,000               -
Valuation allowance                             (1,652,000)     (1,106,000)
                                          ----------------------------------
                                          ----------------------------------

                                           $              -$              -
                                          ----------------------------------

                            At December 31, 2002, the Company has net operating loss
                            carry-forwards available to offset future taxable income
                            of approximately $3,674,000 of which  will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.

8. Common Stock Warrants   The Company has issued warrants in conjunction with the sale of its securities and convertible debt. Warrants that were issued generally do not have a life that exceeds five years.
                           Information regarding warrants to purchase common stock is summarized below:


                                              Exercise
                                              Number of       Price Per
                                              Warrants          Share
                                          ----------------------------------
                                          ----------------------------------

Outstanding at January 1, 2001
         Granted                                     83,724$           1.67
         Expired                                          -               -
                                          ----------------------------------
                                          ----------------------------------

Outstanding at December 31, 2001                     83,724            1.67

         Granted                                    240,742     1.67 - 4.50
         Expired                                          -               -
                                          ----------------------------------
                                          ----------------------------------

Outstanding at December 31, 2002                    324,466$    1.67 - 4.50
                                          ----------------------------------

                    The following table summarizes information about outstanding warrants for common stock at
                    December 31, 2002:


                            Outstanding                     Exercisable
               -----------------------------------------------------------------
                          Weighted
                             Average
                            Remaining    Weighted
   Range of      Number    Contractual    Average                    Average
   Exercise       Out-        Life       Exercise      Number       Exercise
    Prices      standing     (Years)       Price     Exercisable      Price
--------------------------------------------------------------------------------

$   1.67 - 2.30     91,902         2.53 $       2.10       91,902  $        2.10
    3.30 - 4.50    232,564         2.99         3.65      232,564           3.65
--------------------------------------------------------------------------------

$          3.21    324,466         2.86 $       3.21      324,466  $        3.21
--------------------------------------------------------------------------------

9. Stock Subscription   Subscriptions receivable consist of  the obligation of employees to
Receivable              purchase, at $.031 per share, approximately 2,716,295 and
                       2,596,286 of the Company's common shares at December 31, 2002 and
                       2001, respectively. The difference between the fair value of the shares and the subscription receivable is recognized as
                      compensation according to the vesting period set forth in the stock purchase agreements which range from two to three years.
                       Deferred compensation related to these subscriptions was $615,011 and $821,033 at December 31, 2002 and 2001. The measurement date of compensation is the date the shares were granted.

                            In addition to the employee subscription receivable, the company has also issued 443,131 shares of its common stock related to consultant agreements for which services will be rendered in 2003. The stock issuances have been recorded as subscriptions receivable with a value of $911,933.

10. Supplemental Cash      During the years ended December 31, 2002, the Company:
Flow Information
                            o        Financed the purchase of equipment with a
                                     deferred purchase obligation of $103,196.

                            o        Effected a payment of $16,200 on the
                                     deferred purchase obligation and recorded an increase of $16,200 in deferred revenue.

                            o Issued 1,248,290 of the Company's common shares for services of $1,325,660, deferred compensation of $320,000 and subscriptions receivable of $914,933.

                            o Exchanged 147,768 shares of the Company's common stock for $308,708 of notes payable.

                            o Issued 45,420 warrants with a beneficial conversion feature attached to long-term debt, which resulted in a discount against the long-term debt of $75,000.

                            o        Reacquired, through employee terminations,
                                     52,593 shares of the Company's common stock for a reduction in deferred compensation of $161,444 and subscriptions receivable of
                                     $800.

                            o Acquired equipment in exchange for accounts
payable of $164,541.

                            During the year ended December 31, 2001, the
Company:

                            o        Issued 315,238 shares to employees in
                                     exchange for services of $182,168, deferred compensation of $788,033, and employee stock subscriptions receivable of $26,799.

                            Cash paid for interest and income taxes are as
follows:
                                                    Years Ended
                                                    December 31,
                                         ----------------------------------
                                             2002                   2001
                             Interest     $  23,197           $        -
                                         ---------------------------------
                             Income Taxes $        -          $        -
                                         ---------------------------------

11. Related Party
  Transactions           Related party transactions are as follows:

                         During the year  ended  December  31,  2002,  an
                         officer of the  Company  and  relatives  of the  Officer
                          exchanged $127,200 of notes payable for 59,585 shares of the Company's common stock.


                            During the year ended December 31, 2001, an Officer and relatives of an officer purchased 27,200 Series
                            B convertible preferred stock for $68,000.


 12. Major Customers        Sales to  customers  which  exceeded 10% of total sales are as follows for the years ended December 31:


                                            2002                   2001
                                         ----------------------------------
                             Customer A   $152,000              $     -
                             Customer B   $ 91,000              $  172,000
                             Customer C   $ 60,000              $     -


13. Commitments and Contingencies                        Litigation
                                                         The  Company  may
                                                         become    or   is
                                                         subject        to
                                                         investigations,
                                                         claims         or
                                                         lawsuits  ensuing
                                                         out     of    the
                                                         conduct   of  its
                                                         business.     The
                                                         Company        is
                                                         currently     not
                                                         aware    of   any
                                                         such items  which
                                                         it       believes
                                                         could    have   a
                                                         material   effect
                                                         on its  financial
                                                         position.


14.                                                      Fair Value of The
                                                         Company's financial
                                                         instruments consist of
                                                         cash, receivables and
                                                         Financial Instruments
                                                         payables. The carrying
                                                         amount of cash,
                                                         receivables,
                                                         convertible long-term
                            debt and payables approximates fair value because of the short-term nature of these items.


15. Recent Accounting In June 2001, the FASB issued Statement of Financial
Accounting Standards No. Pronouncements 143, "Accounting for Asset Retirement
Obligations". This Statement addresses
                            financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

                            In April 2002, the FASB issued Statement of
                            Financial Accounting Standards (SFAS) No. 145,
                            "Rescission of FASB Statements No. 4, 44, and 64,
                            Amendment of FASB Statement No. 13, and Technical
                            Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

                            In June 2002, the FASB issued SFAS No. 146,
                            "Accounting for Costs Associated with Exit or
                            Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS
                            No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                            In December 2002, the FASB issued SFAS No. 148
                            "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No.
                            123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No.
                            123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board
                            Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

                            In January 2003, the Financial Accounting Standards
                            Board (FASB) issued Interpretation No. 46,
                            Consolidation of Variable Interest Ethics (FIN No.
                            46), which addresses consolidation by business enterprises of variable interest entities. FIN No.
                            46 clarifies the application of Accounting Research
                            Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.
                            The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No.
                            46 to have a material impact on its financial condition or results of operations.

                            In November 2002, the FASB issued Interpretation No.
                            45, Guarantor's Accounting and Disclosure
                            Requirements for Guarantees, Including Indirect
                            Guarantees of Indebtedness of Others (FIN No. 45).
                            FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003.
                            FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN
                            No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

                            SFAS No. 140,  Accounting for Transfers and Servicing of Financial  Assets and
                            Extinguishments  of  Liabilities,  was issued in September  2000. SFAS No. 140 is a replacement  of SFAS No. 125,  Accounting  for Transfers and Servicing of
                            Financial Assets and  Extinguishments  of Liabilities.  Most of the provisions of SFAS No. 125 were carried  forward to SFAS No. 140 without  reconsideration by the Financial  Accounting  Standards  Board  (FASB),  and some were changed only in minor ways.  In issuing  SFAS No. 140,  the FASB  included  issues and
                            decisions  that  had  been   addressed  and  determined   since  the  original
                            publication  of SFAS No. 125. SFAS No. 140 is effective  for  transfers  after
                            March 31,  2001.  Management  does not expect the  adoption of SFAS No. 140 to have a significant  impact on the financial  position or results of operations of the Company.


 16. Subsequent   Event     On March 1, 2003,  the Company  entered into an  agreement  with Wired LLC, in which  the  Company  is  obligated  to  purchase  equipment  in the  amount of
                            $343,840 in exchange  for 45,000  warrants to purchase  the  Company's  common shares at $1.05 per share and  issuance  of  109,400 of the  Company's  common shares.  The  equipment  will be used in a revenue  sharing  venture  in which
                            Wired  LLC will  receive  all net  profits  from  communications  services  as provided  in the  agreement  until it has  recovered  the  sales  price of the equipment  plus 12%.  After  Wired LLC has  recovered  the sales  price of the equipment  plus 12%,  net profits will be divided  evenly from  communications service  revenue.  The Company has an obligation to service,  and maintain the equipment,  and support the  communications  services  for the duration of the contract years.



Item 8. Change In and Disagreements with Accountants

None

         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the officers and directors of CeriStar as of March 31, 2003

                  Name               Age             Position
         David L Bailey             63               Chairman of the Board, President and Chief Executive Officer
         Dane P. Goodfellow         57               Vice President of Marketing and Director
         Mark S. Hewitt             51               Director
         G. Earl Demorest           48               Vice President of Engineering and Finance
         Paul D. Losee              54               Vice President of Corporate Development
         Lark M. Allen              58               Director (resigned as of March 31, 2003)

         David L Bailey has served as Chairman of the Board, President and Chief Executive Officer of CeriStar since December 1999. From May 1997 to December 1999, Mr. Bailey served as Managing Partner of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1993 to 1997, he was Chairman and Chief Executive Officer of VZ Corp., a software development company. Mr. Bailey has also been Chairman and Chief Executive Officer of Clyde Digital Systems and Cericor, and was the lead founder and Chief Executive Officer of Iomega, Inc.

         Dane P. Goodfellow has served as Vice President of Marketing and a director of CeriStar since December 1999. >From 1998 to 1999, Mr. Goodfellow served as Vice President of Sales of ViewPoint, Inc. a software development company. From 1994 to 1997, he served as Vice President of Marketing and Sales of VZ Corp., a software development company.

         Mark S. Hewitt has served as a director of CeriStar since April 2000. Mr. Hewitt is the Chief Technology Officer of Nextbend Inc. a consumer electronics company based in Florida. Previously, he was Chief Technology Officer of Mediacentric Group, a communications solutions provider. And prior to that position, he was Senior Vice President of I-Link, a unified messaging and IP telephony company.

         G. Earl Demorest has served as Vice President of Engineering and Finance since December 1999. >From 1997 to 1999, Mr. Demorest served as Chief Financial Officer and Network Administrator of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1995 to 1997, he was Controller and Network Administrator of VZ Corp, a software development company. Mr. Demorest is also the son-in-law of Mr. Bailey.

         Paul D. Losee has served as Vice President of Development since March 2001. From 1999 to 2001, Mr. Losee was the Chief Operating Officer of Xboundary.com, Inc., an internet centric software developer. From 1998 to 1999, he was the Chief Operating Officer of IQ Telecommunications, Inc. Mr. Losee was President and founder of M+, Inc., a marketing consultancy firm.

         Lark M. Allen served as a director of CeriStar since April of 2000, until his resignation in March of 2003.

Item 10. Executive Compensation

         Executive and Director compensation for the past three years is as follows:

                                   Summary Compensation Table

                                                                                          Long-Term Compensation
                                   Annual Compensation
                                                                                  Awards                              Payouts

                                                                                     Other                           Securities
                                                                                    Annual     Restricted   Underlying
Long-term    All Other
     Name and                                                            Compensa-      Stock      Options/           Incentive
Compensa-
Principal Position    Period   Salary($)    Bonus($)     tion($)     Awards($)    SARs(#)          Payout($)    tion ($)(4)
D.L. Bailey,         2002(1)   $75,000      0        0             0            0             0           0
President, Chief      2001(2) $136,154      0        0             0            0             0           0
Executive Officer   2000(3) $150,000        0        0             0            0             0           0
and Director

D.P. Goodfellow,     2002(1)     $71,923    0        0             0            0             0           0
Vice President       2001(2)     $79,788    0        0             0            0             0           0
Marketing, Director 2000(3)   $120,000      0        0             0            0             0           0

G.E. Demorest,       2002(1)    $81,923     0        0             0            0             0           0
Vice President       2001(2)  $103,615      0        0             0            0             0                 $123,750
Engineering and      2000(3)    $90,000     0        0             0            0             0           0
Finance

P.D. Losee,          2002(1)   $95,539      0        0             0            0             0           0
Vice President       2001(2)   $92,961      0        0             0            0             0                 $569,250
Corporate            2000(3)      N/A             n/a          n/a       n/a                n/a                   n/a      n/a
Development

___________________

(1)      For the fiscal year ended December 31, 2002.

(2)      For the fiscal year ended December 31, 2001

(3)      For the fiscal year ended December 31, 2000.

(4) Prior to CeriStar's merger with Planet, shares of CeriStar common stock were issued to Messrs. Demorest and Losee. These shares vest monthly over three years. The shares were valued at $1.00 per share based on the conversion feature and the price paid for preferred stock less any obligation to purchase vested shares. These shares were accompanied with an obligation of such employee to purchase such shares at $.01 per share. If employment is terminated before the end of the vesting period, CeriStar can at its option repurchase the unvested portion at $.01 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the outstanding shares of CeriStar common stock for (i) each executive officer of CeriStar, (ii) each director, (iii) each person known to be the beneficial owner of more than 5% of the outstanding shares of CeriStar and (iv) all directors and officers as a group:

                                                                                   Percentage
                      Name and addresses(1)        Number of Shares               of Ownership
                  David L Bailey (2)                           821,493                 13.7%
                  Dane P. Goodfellow                           454,865                  7.6
                  George E. Demorest                           311,653                  5.2
                  A. W. Dugan                                  305,324                  5.1
                  Paul D. Losee                                137,150                  2.3
                  Mark S. Hewitt                                     *                    *
                  Lark M. Allen                                      *                    *

                  Executive officers and directors
                    as a group (6 persons)                 1,765,548 (a)               29.3%

________________
* Less than 1%.

(1) The address for Mr. Bailey is 1971 Summerwood Dr, Farmington UT 84025. The address for Mr. Goodfellow is 8789 South Sutton
         Way, Salt Lake City, UT 84121. The address for Mr. Demorest is 1529 E Hilda Dr, Fruit Heights, UT 84037. The address for
         Mr. Dugan is 1415 Louisiana, Suite 3100, Houston, TX 83846. The address for Mr. Losee is 2783 Hobbs Creek Dr, Layton, UT
         84040. The address for Mr. Hewitt is 5900 Corral Gate Lane, Sarasota, FL 34241. The address for Mr. Allen is 1921 Hunting
         Ridge Rd, Raleigh, NC 27615.

(2) Includes warrants to purchase 15,594 shares of common stock issued to Mr. Bailey.

Item 12. Certain Relationships and Related Transactions

         During 2002, David L. Bailey, his wife, Connie Bailey, and his nephew,
A. Brent Bailey, collectively loaned a total of $127,200 to CeriStar, which was later exchanged for 4,736 shares of CeriStar Series B convertible preferred stock (which was subsequently converted to 3,585 shares of CeriStar common stock) and 56,000 shares of CeriStar common stock. During 2001, Mr. Bailey, his wife Connie Bailey, and his brother, Daniel W. Bailey, purchased a total of 27,200 shares of Series B convertible preferred stock for $68,000.

Item 14. Controls and Procedures

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

         There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CERISTAR, INC.



         DATED April 15, 2003.           By:/s/David L. Bailey
                                              __________________________________
                                         David L. Bailey, Chairman of the Board,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities exchange act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                                   Title                              Date

         /s/David L. Bailey
         __________________________ Chairman of the Board, President and        April 15, 2003
         David L. Bailey                    Chief Executive Officer
                                            (Principal Executive Officer)

         /s/Mark S. Hewitt
         _________________________  Director                                    April 15, 2003
              Mark S. Hewitt


         /s/Dane P. Goodfellow
         _________________________  Vice President of Marketing                 April 15, 2003
              Dane P. Goodfellow            and Director


         /s/G. Earl Demorest
         _________________________  Vice President of Engineering and Finance   April 15, 2003
              G. Earl Demorest                       and Chief Financial Officer (Principal
                                            Financial and Accounting Officer)


                                      CERTIFICATIONS

         I, David L. Bailey, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of CeriStar, Inc.;

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


                                         CERISTAR, INC.



         DATED April 15, 2003.           By: /s/David L. Bailey
                                             __________________________________
                                         David L. Bailey, Chairman of the Board,
                                         President and Chief Executive Officer






                                                             CERTIFICATIONS

         I, G. Earl Demorest, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of CeriStar, Inc.;

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

                                       CERISTAR, INC.



DATED April 15, 2003.                   By: /s/G. Earl Demorest
                                             __________________________________
                                            G. Earl Demorest
                                       Vice President of Engineering and Finance
                                        and Chief Financial Officer



                                 EXHIBIT 99.1
                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of CeriStar, (the "Company") on Form 10-KSB for the year ended December 31, 2002,
David L. Bailey, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1. The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           CERISTAR, INC.



         DATED April 15, 2003.           By: /s/David L. Bailey
                                            __________________________________
                                        David L. Bailey, Chairman of the Board,
                                          President and Chief Executive Officer



                                                             EXHIBIT 99.2

                                 CERTIFICATION PURSUANT TO
                                  18 U.S.C. SECTION 1350
                                 AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of CeriStar, (the "Company") on Form 10-KSB for the year ended December 31, 2002, G.
Earl Demorest, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1. The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    CERISTAR, INC.



         DATED April 15, 2003.        By: /s/G. Earl Demorest
                                          _____________________________________
                                G. Earl Demorest, Vice President of Engineering
                                     and Finance and Chief Financial Officer