Form 10QSB
period 2003-03-31
CERISTAR INC
filed 2003-05-20
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                    Yes X   No__

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003.

          Common Stock, $.001 par value                            5,906,140
          -----------------------------                            ---------
             (Title of each class)                           (Number of shares)

                              CERISTAR CORPORATION
                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

         Condensed Consolidated Unaudited Balance Sheets at March 31, 2003

         Condensed Consolidated Unaudited Statements of Operations for the three months ended March 31, 2003 and 2002

         Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended March 31, 2003 and 2002

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit.  Other Information - Certificates
           - Certification Pursuant to 18 U.S.C. Section 1350

       SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Investors are cautioned that certain statements in the Form 10-QSB are forward looking statements that involve risks and uncertainties. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "views" are intended to identify forward-looking statements. Such statements are based on current expectations and projections about our business and assumptions made by the management and are no guarantee of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                 March 31, 2003



        Assets
        ------

Current assets:
  Accounts receivable, net of allowance for
    doubtful accounts of $16,117                                 $       77,035
  Prepaid expenses                                                        3,954
  Deposits                                                                8,338
                                                                 --------------

                Total current assets                                     89,327

Property and equipment, net                                             327,816
                                                                 --------------

                                                                 $      417,143
                                                                 --------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Cash over-draft                                                $        2,668
  Accounts payable                                                      407,921
  Accrued payroll liabilities                                           154,591
  Unearned revenue                                                      106,800
  Deferred purchase obligation                                           77,996
  Related party note payable                                              8,000
                                                                 --------------

                Total current liabilities                               757,976

Commitments                                                                   -

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, voting, 25,000,000
    shares authorized, 5,906,140 issued and outstanding                   5,906
  Additional paid-in capital                                          8,662,545
  Deferred compensation                                                (389,011)
  Subscriptions receivable                                             (316,814)
  Accumulated deficit                                                (8,303,459)
                                                                 --------------

                Total stockholders' deficit:                           (340,833)
                                                                 --------------

                                                                 $      417,143
                                                                 --------------

See accompanying notes to financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
                        For The Periods Ended March 31,




                                                      2003            2002
                                                 ----------------------------

Sales                                            $     106,222   $    157,863

Cost of sales                                         (124,168)       (83,190)
Selling, general, and administrative expense        (1,103,693)      (323,109)
                                                 ----------------------------

        Loss from operations                        (1,121,639)      (248,436)

Other income                                               358             97
Interest expense                                        (2,574)        (1,963)
                                                 ----------------------------

        Loss before benefit for income taxes        (1,123,855)      (250,302)

Benefit for income taxes                                     -              -
                                                 ----------------------------

        Net loss                                 $  (1,123,855)  $   (250,302)
                                                 ----------------------------

Loss per common share basic and diluted          $       (0.19)  $      (0.06)
                                                 ----------------------------

Weighted average shares - basic and diluted          5,861,000      4,180,000
                                                 ----------------------------



See accompanying notes to financial statements

                                 CERISTAR, INC.
             CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASHFLOWS
                      For The Three Months Ended March 31,



                                                       2003          2002
                                                    ----------------------------

Cash flows from operating activities:
  Net loss                                          $ (1,123,855)  $   (250,302)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                         4,304          1,509
     Stock issued for services                            34,988              -
     Amortization of deferred compensation                76,667         84,975
     Stock subscription satisfied with services          670,158              -
     Amortization of discount on long-term debt              220              -
  Decrease (increase) in:
     Accounts receivable                                 (24,090)       (20,963)
  Increase (decrease) in:
     Accounts payable                                     22,306        118,171
     Accrued liabilities                                  65,243         54,279
     Deferred revenue                                      3,500         13,372
                                                    ---------------------------

                Net cash (used in) provided
                by operating activities                 (270,559)         1,041
                                                    ---------------------------

Cash flows used in investing activities-
  purchase of property and equipment                      (5,265)        (1,011)
                                                    ---------------------------

Cash flows from financing activities:
  Cash over-draft                                          2,668              -
  Proceeds from issuance of common stock                 239,874              -
  Proceeds from related party note                         8,000              -
  Payments on convertible long-term debt                  (2,928)             -
                                                    ---------------------------

                Net cash provided by financing
                activities                               247,614              -
                                                    ---------------------------

                Net (decrease) increase in cash
                and cash equivalents                     (28,210)            30

Cash and cash equivalents at beginning of period          28,210          2,518
                                                    ---------------------------

Cash and cash equivalents at end of period          $          -   $      2,548
                                                    ---------------------------


See accompanying notes to financial statements

                                 CERISTAR, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2003


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Ceristar, Inc. (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the CeriStar's financial statements and notes thereto for the year ended December 31, 2002.

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 2003, there were outstanding warrants to purchase 382,667 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Revenue Recognition-Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales of equipment related to long-term service contracts, which do not meet this criteria, are deferred over the period of the contract and are recorded as unearned revenue.

NOTE 2--GOING CONCERN

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

NOTE 3-- COMMON STOCK TRANSACTIONS

The Company sold 116,442 common shares for cash of $239,874 and paid $34,464 common shares for services.

NOTE 4-- CASH FLOW INFORMATION

Actual amounts paid for interest for the three months ended March 31, 2003 and 2002, were $2,574 and $1,963, respectively. No income taxes were paid for the respective periods.

During the three months ended March 31, 2003, the Company received a commission which reduced its deferred purchase obligation and was recorded as an increase of $9,000 to deferred revenue.

During the three months ended March 31, 2003, the Company reacquired 96,600 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317.

During the three months ended March 31, 2003, the Company disposed of equipment in exchange for accrued an liability of $12,540.

During the three months ended March 31, 2002, the Company acquired $103,196 of equipment in exchange for a deferred purchase obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

         CeriStar is in the telecommunications industry, providing a new generation of services using fiber optic cable. Its principal product is the delivery of voice, video and data services over a fiber network. These services include local and long distance telephone, video conferencing, cable television with video on demand, computer email and host of other related services.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including shares of Common Stock, shares of Series A Convertible Preferred Stock and shares Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. The shares of Series A and B Convertible Preferred Stock of CeriStar were each exchanged for .757 shares of Planet Common Stock and the Common Stock of CeriStar were each canceled and converted into .332 shares of Common Stock of Planet. Prior to the merger Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

         Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31,
2002.

         CeriStar had a net loss for the first three months of 2003 of $1,124,000 compared to a loss of 250,000 for the first three months of 2002. The first quarter revenues of 2003 were $106,000 as compared $158,000 in the first quarter of 2002. For the three months ended March 31, 2002, CeriStar realized $116,000 more revenue in initial equipment installation sales, which accompanied short-term service contracts. During the three months ended March 31, 2003, CeriStar increased its ongoing service revenue by $47,000 over the prior year period due to an increase in its customer base. Labor revenues, including revenues relating to engineering and design for a specific IP application increased by $18,000 in the first quarter of 2003.

         Gross margins decreased from 47% for the three months ended March 31, 2002 to a negative 17% for the comparable period of 2003. Because CeriStar is developing its customer base, first quarter 2002 margins reflected mark-ups on initial equipment sales on short-term contracts. The first quarter of 2003 reflected margins from service revenues in which the cost exceeds revenues because of the purchase of excess bandwidth for the support of the growing customer base. New connections are expected to increase revenues without a substantial increase in bandwidth costs.

         Selling and administrative expenses increased by $781,000 from $323,000 in the first quarter of 2002 to $1,104,000 in the first quarter of 2003. The most significant part of this increase was $705,000 in stock payments expensed to consultants assisting CeriStar in product positioning, customer identification and capital acquisition as CeriStar converts to an operating company, marketing our IP (Internet Protocol) application products and services. Other expenses included $45,000 increase in payroll to $273,000 as additional employees were hired to service the Company's growing customer base, a $12,000 increase in related travel expenses to $17,000 and a $14,000 increase in promotion and advertising expenses to attract additional customers.

         Liquidity and Capital Resources

         CeriStar's revenues are not capable of supporting its current operations. Thus, in the near term CeriStar will be dependent on the capital markets for funding. This is best reflected in the working capital deficit as current liabilities exceed current assets by $669,000. To meet these continuing funding needs CeriStar has engaged the financial consulting firm of Alpha West Capital to consult on the acquisition of new equity capital.

         CeriStar has proven its technology and can now efficiently deliver a technically advanced product to a wide range of residential, commercial, educational and governmental customers. In the past CeriStar has been focused on development and testing of its technology, now the focus is on marketing this technology. Expansion in CeriStar's current geographical area can be done fairly inexpensively, as prior capital expenditures can service a significantly larger customer base. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired. CeriStar's current plan will require between $2 and $3 million of new capital to fund operations through 2003. A majority of this funding will be raised in the equity markets. A significant portion of the funding is scheduled in the next few months to reduce the working capital deficit. It is anticipated that debt financing of equipment will become increasingly available as the Company's products gain acceptance and our markets expand thus leveraging its investment capital. In the short term, CeriStar will remain dependent on new equity capital. No assurance can be made that the Company will be successful in raising sufficient capital.

         Item 3. Controls and Procedures

         The Company's President and Chief Executive Officer and its Vice President of Engineering and Finance, and Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not a party to any legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2. Changes in Securities

         (a) Securities were materially modified as follows as a result of a forward triangular merger of CeriStar, Inc. and Planet Resources, Inc.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including shares of Common Stock, shares of Series A Convertible Preferred Stock and shares Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. The shares of Series A and B Convertible Preferred Stock of CeriStar were each exchanged for .757 shares of Planet Common Stock and the Common Stock of CeriStar were each canceled and converted into .332 shares of Common Stock of Planet. Prior to the merger Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        (b) Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated herein by reference to previous filings.

 No.         Document

3.1      Certificate of Incorporation (1)
3.2      Amended Certificate of Incorporation (1)
3.3      Bylaws (1)
4.1      Specimen Common Stock Certificate (1)
10.1 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (2)
99.1     Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
99.2     Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002

(1)      Incorporation by reference from Form 8-K, as filed on March 1, 2001
(2) Incorporation by reference from Registration Statement on Form S-8, as filed on September 10, 2002.
(3) Incorporation by reference from Form 8-K, as filed on September 17, 2002.

(b)       Reports on Form 8-K

         None

         On November 25, the Company filed a Form 8-K/A regarding the merger between CeriStar, Inc. and Planet Resources, Inc.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            Dated: May 20, 2003                   /s/David L. Bailey
                  -------------                   -----------------------
                                                  David L. Bailey
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

            Dated: May 20, 2003                   /s/G. Earl Demorest
                  -------------                   -----------------------
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

          Date:  May 20, 2003                       By /s/David L. Bailey
                 ------------                          -----------------------
                                                       David L. Bailey
                                                       President and
                                                       Chief Executive Officer



                                 CERTIFICATIONS

         I, G. Earl Demorest, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB CeriStar, Inc.;

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

          Date:  May 20, 2003                       By /s/G. Earl Demorest
                 ------------                         ----------------------
                                                      G. Earl Demorest
                                                      Vice President of
                                                      Engineering and Finance
                                                      and Chief Financial
                                                      Officer