Form 10KSB/A
period 2002-12-31
CERISTAR INC
filed 2003-06-20
CIK 1084507

-------------------------------------------------------------------------------



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1
                                     TO
                                FORM 10-KSB

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

         On September 10, 2002, in order to attract the capital needed to commence its marketing strategies, CeriStar entered into a forward triangular merger with Planet Resources, Inc. ("Planet"), a Delaware corporation, in which all of the outstanding common and preferred shares of CeriStar were exchanged for common shares of Planet. In particular, each share of CeriStar Common Stock issued and outstanding immediately prior to the effective date was canceled and converted into .322 shares of Planet Common Stock; each share of Series A Convertible Preferred Stock issued and outstanding prior to the effective date was exchanged for .757 shares of Planet Common Stock; and each share of Series
B Convertible Preferred Stock issued and outstanding prior to the effective date was exchanged for .757 shares of Planet Common Stock. Prior to the merger, Planet authorized a 1 for 5.23 share reverse stock split. Planet had no operations for the prior two years. The merger transaction was accounted for as a reverse merger. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

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

         CeriStar is in the early stages of marketing its products and, as a consequence, its cash needs are more dependent on capital funding than on any major customer.

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

         As a CLEC, CeriStar is subject to all Public Utility Commission and Federal Communications Commission rules and regulations for telephony services. Regulation changes that may occur will only affect our voice services, while data and video services remain unchanged. Because CeriStar is already a certificated CLEC in Utah any regulation changes will have a minimal affect to the business model.

         Over the past two years CeriStar spent an estimated 96 man-months on research and development activities at an estimate cost of $550,000. The majority of this cost has been borne by investors.

         CeriStar currently has 10 full time employees.

Item 2.  Description of Property

         CeriStar's property consists primarily of computers, and computer related equipment that are located at CeriStar's headquarters in Salt Lake City and in or near various customer locations. Currently, this equipment is maintained and serviced by head office personnel.


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


Item 4.  Submission of Matters to a Vote of Security Holders

None


         PART II

Item 5. Market for Common Equity and Related Shareholder Matters

       CeriStar's Common Stock currently trades on the OTC Bulletin Board under the ticker symbol of CTRI.OB. Following CeriStar's merger with Planet Resources in September 2002, CeriStar was traded under the ticker symbol PLNT.OB, which was later changed to CTRI.OB. Prior to the merger, Planet Resources was traded on the OTC Bulletin Board under the ticker symbol of PLNT.OB. As of March 25, 2003, the closing sales price of the Common Stock was $.95 per share. The following are high and low sales prices for the Common Stock by quarter since the merger as reported by the OTC Bulletin Board:


                                   Common Stock Price Range
Period (Calendar Year)             High                Low

2002
Third Quarter (since
   September 12, 2002)              $3.10            $1.30
Fourth Quarter                      $2.25            $1.05

2003

First Quarter                       $1.55            $ .55

         CeriStar has never paid any cash dividends on its common or preferred shares and does not anticipate paying any cash dividends on its common or preferred shares in the foreseeable future. At the time of the merger with Planet, CeriStar's common and preferred shares were exchanged for Planet's Common Stock. CeriStar currently intends to retain future earnings, if any, to fund the development and growth of its proposed business and operation. Any payment of cash dividends in the future on the Common Stock will be dependent upon CeriStar's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that CeriStar's Board of Directors deems relevant.

       As of March 31, 2003, CeriStar had 1,615 shareholders.

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

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including CeriStar Common Stock, CeriStar Series A Convertible Preferred Stock and CeriStar Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. Shares of CeriStar Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were each exchanged for .757 shares of Planet Common Stock and shares of CeriStar Common Stock were each canceled and converted into .322 shares of Planet Common Stock. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet was renamed CeriStar, Inc. Since Planet had no operations for the two years prior to the merger, only CeriStar's financial condition and results of operations will be discussed.

Plan of Operation

         During 2001 CeriStar was engaged in developing and testing various Internet Protocol (IP) products. These products emerged in marketable form in 2002. CeriStar has proven its technology and can now deliver technically dvanced products to a wide range of residential, commercial, educational and governmental customers. Since these products are significantly advanced from current products in the market place, it is estimated that it will take another year before they become generally accepted allowing for substantial market penetration. The current marketing plan will require between $2 and $3 million of new capital to fund operations through 2003, with additional capital needed for geographic expansion into neighboring states. By the end of 2003, CeriStar expects to be profitable, provided that additional capital can be obtained to expand into new markets. A majority of this funding will have to be raised in the equity markets. It is anticipated that debt financing for equipment will become available as product revenues and market acceptance increases. To accelerate that acceptance, CeriStar has partnered with IBM and others who can introduce CeriStar to senior executives and add credibility to our products. They also assist in the acquisition of low cost, high quality equipment and services. In the short term, CeriStar will remain dependent on new capital with no assurances that this new capital will be raised.

         Previously, CeriStar had expended significant amounts of capital for equipment, which has the capacity to handle a substantially larger customer volume. Now new customers can be added without significant costs.

Results of Operations

         A detailed comparison of the differences between operations of 2002 compared to 2001 is difficult due to the fact that in 2001 CeriStar was principally a development company, developing and testing new ideas and turning those ideas into new products. Fiscal 2002 continued some of the development effort but a majority of the year was spent marketing those new ideas and products. When combined with merger related expenses and investment services expenses, comparisons between the two years becomes even more difficult.

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

         Total administrative expense in 2002 was $2,768,000 compared to $1,420,000 in 2001, an increase of $1,348,000. Approximately $1,012,000 of this increase was for expenses paid to consultants in the form of common stock for services relating to the merger with Planet Resources. An additional $353,000 was paid, primarily in the form of common stock, to consultants that are advising CeriStar on product positioning, customer identification and offshore expansion, as CeriStar converts from a development company to an operating company, marketing its IP application products and services. Payroll expense decreased from $1,116,000 in 2001 to $912,000 in 2002 as salary and staff reductions were implemented in late 2001 and early 2002. Depreciation expense increased from $12,000 in 2001 to $64,000 in 2002 due to new equipment acquisitions for the network. Professional fees also increased from $65,000 in 2001 to $152,000 in 2002, an $87,000 increase as accounting, legal, sales and staffing personnel were hired to assist in a variety of areas.

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

         With almost 200 residential customers in Provo, Utah and contracts signed for over 400 additional residential customers in the surrounding area that will be starting service throughout 2003 and early 2004, combined with projected sales to new developments, CeriStar expects to be able to fund operations from service revenues by the end of 2003. As previously mentioned, CeriStar remains dependent on new capital but there can be no assurance that any new capital will be raised. A majority of the merger expenses and a significant portion of consulting expenses relating to the raising of new capital and other professional expenses were paid with Common Stock, thus conserving cash for operations. Approximately $1,322,000 in stock was issued during 2002 to pay for these services as well as a portion of payroll expense, primarily incentives to retain key employees.


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
                                                                       ---------------- ---------------


          Liabilities and Stockholders' Deficit

Current liabilities:

                                                                        $               $
    Accounts payable                                                   385,615          34,084

    Accrued payroll liabilities                                                101,888  61,399

    Unearned revenue                                                            94,300  21,704

    Deferred purchase obligation                                                86,996  -

    Convertible long-term debt                                                   2,708  -
                                                                       ---------------- ---------------


            Total current liabilities                                  671,507          117,187

Stockholders' deficit:
    Preferred stock, $.001 par value; 1,000,000 shares

     authorized, no shares issued and outstanding                      -                -
    Common stock, $.001 par value, voting, 25,000,000
     shares authorized, 5,852,197, and 4,180,078

     issued and outstanding, respectively.                                       5,852  4,180

    Additional paid-in capital                                               8,546,387  5,284,625

    Deferred compensation                                              (615,011)        (821,033)

    Subscriptions receivable                                           (996,289)        (80,630)

    Accumulated deficit                                                (7,179,604)      (4,446,329)
                                                                       ---------------- ---------------


            Total stockholders' deficit:                               (238,665)        (59,187)
                                                                       ---------------- ---------------


                                                                        $               $
                                                                       432,842          58,000
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of the outstanding shares of CeriStar common stock for (i) each executive officer of CeriStar, (ii) each director, (iii) each person known to be the beneficial owner of more than 5% of the outstanding shares of CeriStar and (iv) all directors and officers as a group:

                                                                                   Percentage
                      Name and addresses(1)        Number of Shares               of Ownership
                  David L Bailey (2)                           821,493                 13.7%
                  Dane P. Goodfellow                           454,865                  7.6
                  George E. Demorest                           311,653                  5.2
                  A. W. Dugan                                  305,324                  5.1
                  Paul D. Losee                                137,150                  2.3
                  Mark S. Hewitt                                20,192                    *
                  Lark M. Allen                                 20,192                    *

                  Executive officers and directors
                    as a group (6 persons)                 1,765,545 (a)               29.4%

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

Item 13. Exhibits and Reports on Form 10-K

(a) Exhibits


         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated herein by reference to previous filings.

Table
 No.     Document

3.1      Certificate of Incorporation(1)
3.2      Amended Certificate of Incorporation(1)
3.3      Bylaws(1)
4.1      Specimen Common Stock Certificate(1)
10.1 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan(2)
10.2 Agreement and Plan of Merger between Planet Resources, Inc. and CeriStar, Inc.(3)
99.01    Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
99.02    Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
__________________

(1)     Incorporated by reference from Form 8-A, as filed on March 1, 2001.
(2) Incorporated by reference from Registration Statement on Form S-8, as filed on September 10, 2002.
(3)     Incorporated by reference from Form 8-K, as filed on September 17, 2002.


         (b) Reports on Form 8-K

         On September 17, 2002, the Company filed a Form 8-K regarding the merger between CeriStar, Inc. and Planet Resources, Inc.

         On October 16, 2002, the Company filed a Form 8-K regarding name change to CeriStar, Inc.

         On November 25, 2002, the Company filed a Form 8-K/A regarding the merger between CeriStar, Inc. and Planet Resources, Inc.

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

                                         CERISTAR, INC.



         DATED April 23, 2003.           By:/s/David L. Bailey
                                              __________________________________
                                         David L. Bailey, Chairman of the Board,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities exchange act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                                   Title                              Date

         /s/David L. Bailey
         __________________________ Chairman of the Board, President and        April 23, 2003
         David L. Bailey                    Chief Executive Officer
                                            (Principal Executive Officer)

         /s/Mark S. Hewitt
         _________________________  Director                                    April 23, 2003
              Mark S. Hewitt


         /s/Dane P. Goodfellow
         _________________________  Vice President of Marketing                 April 23, 2003
              Dane P. Goodfellow            and Director


         /s/G. Earl Demorest
         _________________________  Vice President of Engineering and Finance   April 23, 2003
              G. Earl Demorest                       and Chief Financial Officer (Principal
                                            Financial and Accounting Officer)


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


                                         CERISTAR, INC.



         DATED April 23, 2003.           By: /s/David L. Bailey
                                             __________________________________
                                         David L. Bailey, Chairman of the Board,
                                         President and Chief Executive Officer






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

                                       CERISTAR, INC.



DATED April 23, 2003.                   By: /s/G. Earl Demorest
                                             __________________________________
                                            G. Earl Demorest
                                       Vice President of Engineering and Finance
                                        and Chief Financial Officer



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


                                           CERISTAR, INC.



         DATED April 23, 2003.           By: /s/David L. Bailey
                                            __________________________________
                                        David L. Bailey, Chairman of the Board,
                                          President and Chief Executive Officer



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


                                    CERISTAR, INC.



         DATED April 23, 2003.        By: /s/G. Earl Demorest
                                          _____________________________________
                                G. Earl Demorest, Vice President of Engineering
                                     and Finance and Chief Financial Officer