Form 10KSB/A
period 2002-12-31
CERISTAR INC
filed 2003-06-20
CIK 1084507

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

In order to attract the capital needs to commence its marketing strategies, on September 10, 2002 CeriStar entered into a forward triangular merger with Planet Resources, Inc. ("Planet"), a Delaware corporation, in which the issued and outstanding common and preferred stock of CeriStar were exchanged for the common stock of Planet. CeriStar's series A and B preferred stock was exchanged for ..757 common shares of Planet and CeriStar's common stock was exchanged for .322 common shares of Planet. Planet had no operations for the prior two years. The merger transaction was accounted for as a reverse merger. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

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

CeriStar is a Common Local Exchange Carrier (CLEC) licensed with the Utah Public Utility Commission. With this license, CeriStar is able to provide telephony services in competition with the Local Exchange Carrier, which is Qwest. As a CLEC, CeriStar is able to compete with not only Qwest but also other CLEC's in providing a myriad of services and converge them with non- regulated services into a single converged network.

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

On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of common stock of Planet. Series A and B preferred shares of CeriStar were exchanged at a rate of approximately .757 shares of common stock of Planet, and common shares of CeriStar were exchanged into approximately ..322 common shares of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet was renamed CeriStar, Inc. Since Planet had no operations for the two years prior to the merger, only CeriStar's financial condition and results of operations will be discussed.

Plan of Operation

During 2001 CeriStar was engaged in developing and testing various Internet Protocol (IP) products. These products emerged in marketable form in 2002. CeriStar has proven its' technology and can now deliver technically advance products to a wide range of residential, commercial, educational and governmental customers. Since these products are significantly advanced from current products in the market place, it is estimated that it will take another year before they become generally accepted allowing for substantial market penetration. The current marketing plan will require the acquisition of new debt and equity capital to fund operations and geographic expansion into neighboring states. it is anticipated that a majority of this funding will have to be raised in the equity markets. Debt financing for equipment may become more readily available as product revenues and market acceptance increases In the short term, CeriStar will remain dependent on new capital with no assurances that this new capital will be raised.

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

Total administrative expense in 2002 was $2,768,000 compared to $1,420,000 in 2001, an increase of $1,348,000. Approximately $1,012,000 of this increase was for expenses paid to consultants in the form of common stock for services relating to the merger with Planet Resources. An additional $353,000 was paid, primarily in the form of common stock, to consultants that are advising CeriStar on product positioning, customer identification and international product expansion, as CeriStar converts from a development company to an operating company, marketing its IP application products and services. Payroll expense decreased from $1,116,000 in 2001 to $912,000 in 2002 as salary and staff reductions were implemented in late 2001 and early 2002. Depreciation expense increased from $12,000 in 2001 to $64,000 in 2002 due to new equipment acquisitions for the network. Professional fees also increased from $65,000 in 2001 to $152,000 in 2002, an $87,000 increase as accounting, legal, sales and staffing professionals were hired to assist in a variety of areas.

During 2002 CeriStar borrowed $75,000 on a convertible long-term note that may be converted to CeriStar's common stock. This note also has warrants to purchase 22,710 shares of common stock at $3.30 per share. Approximately $20,400 of the interest expenses relates to this note.

Liquidity and Capital Resources


As of December 31, 2002, CeriStar's current liabilities were $672,000, while current assets were only $93,000 equating to a $579,000 working capital deficit. In order for CeriStar to continue operating, additional capital is essential. CeriStar's operating revenues are not capable of supporting current operations. Thus, in the short term, CeriStar is dependent on the capital markets for funding. To meet these continuing funding needs, CeriStar is actively seeking debt and equity fundingby accessing both the public and private capital markets. With almost 200 residential customers in Provo, Utah and contracts signed for over 400 additional residential customers in the surrounding area that will be starting service throughout 2003 and early 2004, combined with projected sales to new developments, CeriStar expects to be able to fund operations from service revenues by the end of 2003. As previously mentioned, CeriStar remains dependent on new capital but there can be no assurance that any new capital will be raised. A majority of the merger expenses and a significant portion of consulting and professional services expenses were paid with common stock, thus conserving cash for operations. Approximately $1,322,000 in stock was issued during 2002 to pay for these services as well as a portion of payroll expense, primarily incentives to retain key employees.


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

TANNER + CO.

Salt Lake City, Utah
February 7, 2003

CERISTAR, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31


          Assets                                                            2002             2001
          ------
                                                                       ---------------- ---------------
Current assets:

                                                                        $               $
    Cash                                                               28,210           2,518
    Accounts receivable, net of allowance for


      doubtful accounts of $16,117 and $0, respectively                 52,945           2,206


    Prepaid expenses                                                   3,954            3,954

    Deposits                                                           8,338            -
                                                                       ---------------- ---------------


            Total current assets                                       93,447           8,678


Property and equipment, net                                                    339,395  49,322
                                                                       ---------------- ---------------


                                                                        $               $
                                                                       432,842          58,000
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
                                                                     ------------------ ------------------


Notes to Consolidated Financial Statement December 31, 2002, and 2001

1.Organization and          CeriStar,  Inc. (formerly Planet  Resources,  Inc.)
Description of              (the Company) operates in the  communications
Business                    industry as a hi-tech developer of IP technology
                            applied to data convergence. The Company is located in Salt Lake City, Utah, and wasformed in December 1999.

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



2. Summary of Concentration of Credit Risk
Significant                 Financial  instruments which potentially
Accounting Policies         subject the Company to concentration of credit risk
                            consist primarily of trade receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

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


                            The fair value of each warrant on the date of grant using the Black-Scholes option price the following assumptions at December 31:


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

4. Property and Equipment Property and equipment consists at December 31:

                                                        2002                2001
                                            ------------------------------------
     Computer equipment and software         $      410,598      $        57,707
     Furniture and fixtures                          10,587                9,723
                                            ------------------------------------
                                                    421,185               67,403

          Less accumulated depreciation

          and amortization                         (81,790)             (18,108)
                                            ------------------------------------
                                             $     339,395       $        49,322
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


                            o Acquired equipment in exchange for accountspayable
of $164,541.


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

                                                            CERISTAR, INC.





DATED April 15, 2003.           By:/s/David L. Bailey
                                     ----------------------------------
                                David L. Bailey, Chairman of the Board,
                                President and Chief Executive Officer



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

                                                            CERISTAR, INC.





DATED April 15, 2003.           By: /s/David L. Bailey
                                    ----------------------------------
                                David L. Bailey, Chairman of the Board,
                                President and Chief Executive Officer



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

                                                            CERISTAR, INC.





DATED April 15, 2003.                   By: /s/G. Earl Demorest
                                             ----------------------------------
                                            G. Earl Demorest
                                       Vice President of Engineering and Finance
                                        and Chief Financial Officer



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

                                                            CERISTAR, INC.





DATED April 15, 2003.           By: /s/David L. Bailey
                                   ----------------------------------
                               David L. Bailey, Chairman of the Board,
                                 President and Chief Executive Officer



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

                                                            CERISTAR, INC.





DATED April 15, 2003.        By: /s/G. Earl Demorest
                                 -------------------------------------
                       G. Earl Demorest, Vice President of Engineering
                            and Finance and Chief Financial Officer