Form 10QSB/A
period 2003-03-31
CERISTAR INC
filed 2003-06-20
CIK 1084507

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


                                  801-297-8500

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



                                 CERISTAR, INC.

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

NOTE 3-- COMMON STOCK TRANSACTIONS


The Company sold 116,442 common shares for cash of $239,874 and paid $34,464, or 16,730 common shares for services.
                                                                      6





NOTE 4-- CASH FLOW INFORMATION

Actual amounts paid for interest for the three months ended March 31, 2003 and 2002, were $2,574 and $1,963, respectively. No income taxes were paid for the respective periods.


During the three months ended March 31, 2003, the Company received a commission, which reduced its deferred purchase obligation and was recorded as an increase of $9,000 to deferred revenue.


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

                              Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31,
2002.


CeriStar had a net loss for the first three months of 2003 of $1,124,000 compared to a loss of 250,000 for the first three months of 2002. The first quarter revenues of 2003 were $106,000 as compared $158,000 in the first quarter of 2002. For the three months ended March 31, 2002, CeriStar realized $116,000 more revenue in initial equipment installation sales, which accompanied short-term service contracts. During the three months ended March 31, 2003, CeriStar increased its ongoing service revenue by $47,000 over the prior year period due to an increase in its customer base. Labor revenues, including revenues related to engineering and design for a specific IP application, increased by $18,000 in the first quarter of 2003.


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


Selling and administrative expenses increased by $781,000 from $323,000 in the first quarter of 2002 to $1,104,000 in the first quarter of 2003. The most significant part of this increase was $705,000 in stock payments expensed to consultants assisting CeriStar in product positioning, customer identification and strategic development as CeriStar converts to an operating company, marketing our IP (Internet Protocol) application products and services. Other expenses included $45,000 increase in payroll to $273,000 as additional employees were hired to service the Company's growing customer base, a $12,000 increase in related travel expenses to $17,000 and a $14,000 increase in promotion and advertising expenses to attract additional customers.


                         Liquidity and Capital Resources


CeriStar's revenues are not capable of supporting its current operations. Thus, in the near term CeriStar will be dependent on the capital markets for funding. This is best reflected in the working capital deficit as current liabilities exceed current assets by $669,000. To meet these continuing funding needs CeriStar is actively seeking the acquisition of new debt and equity capital.

CeriStar has proven its technology and can now efficiently deliver a technically advanced product to a wide range of residential, commercial, educational and governmental customers. In the past CeriStar has been focused on development and testing of its technology, now the focus is on marketing this technology. Expansion in CeriStar's current geographical area can be done fairly inexpensively, as prior capital expenditures can service a significantly larger customer base. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired. CeriStar's current plans will require additional equity and debt capital to fund operations. A majority of this funding will be raised in the equity markets.. It is anticipated that debt financing of equipment will become increasingly available as the Company's products gain acceptance and our markets expand thus leveraging its investment capital. In the short term, CeriStar will remain dependent on new equity capital. No assurance can be made that the Company will be successful in raising sufficient capital.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.


The Company is not a party to any legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.



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





May 20, 2003                       /s/David L. Bailey
------------                       --------------------
   (Date)                          David L. Bailey
                                   President and Chief Executive
                                   Officer



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





May 20, 2003                            /s/G. Earl Demorest
------------                            --------------------
   (Date)                               G. Earl Demorest
                                        Vice President of Engineering
                                        and Finance and Chief
                                        Financial Officer