Form 10QSB
period 2003-06-30
CERISTAR INC
filed 2003-08-14
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                           Yes X       No


         State the number of shares outstanding of each of the issuer classes of common equity as of June 30, 2003.

          Common Stock, par value $.001                         7,054,108
             (Title of each class)                           (Number of shares)

                              CERISTAR CORPORATION
                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

          Condensed Consolidated Unaudited Balance Sheet at June 30, 2003

          Condensed Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2003 and 2002

          Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2003 and 2002

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

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                  JUNE 30, 2003


                                                                   June 30,
            Assets                                                   2003
            ------                                             -----------------
                                                                  (unaudited)
Current assets:
  Cash                                                         $              -
  Accounts receivable, net of allowance for
    doubtful accounts of $7,917                                          80,694
  Prepaid expenses                                                        3,954
  Deposits                                                                8,338
                                                               -----------------

            Total current assets                                         92,986

Property and equipment, net                                             598,771
                                                               -----------------

                                                               $        691,757
                                                               -----------------

--------------------------------------------------------------------------------

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Checks written in excess of cash in bank                     $          2,332
  Accounts payable                                                      367,939
  Accrued payroll liabilities                                           214,949
  Unearned revenue                                                      154,027
  Equipment purchase obligation                                         375,996
  Receivable repurchase obligation                                       10,866
  Related party convertible debt                                        103,000
                                                               -----------------

            Total current liabilities                                 1,229,109

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
   authorized, no shares issued and outstanding                               -
  Common stock, $.001 par value, voting, 25,000,000 shares
   authorized, 7,054,108 shares issued and outstanding                    7,054
  Additional paid-in capital                                          9,444,260
  Deferred compensation                                                (312,344)
  Subscriptions receivable                                             (422,672)
  Accumulated deficit                                                (9,253,650)
                                                               -----------------

            Total stockholders' deficit:                               (537,352)
                                                               -----------------

Total liabilities and stockholders'deficit                     $        691,757
                                                               -----------------


                 See accompanying notes to financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                         For The Periods Ended June 30,



                                                                 Three Months Ended                  Six Months Ended
                                                                     June 30,                             June 30,
                                                                2003             2002              2003             2002
                                                         ---------------------------------    --------------------------------
Sales                                                    $        82,973    $      178,782    $       189,195    $     336,645

Cost of sales                                                    126,475            28,327            250,643          111,517
Selling, general, and administrative expense                     865,266           289,916          1,968,959          613,025
                                                         ---------------------------------    ---------------------------------

            Loss from operations                                (908,768)         (139,461)        (2,030,407)        (387,897)

Other income (expense)                                               373               (95)               731                2
Interest expense                                                 (41,796)          (11,692)           (44,370)         (13,655)
                                                         ---------------------------------    --------------------------------

            Loss before benefit for income taxes                (950,191)         (151,248)        (2,074,046)        (401,550)

Benefit for income taxes                                               -                 -                  -                -
                                                         ---------------------------------    --------------------------------

            Net loss                                     $      (950,191)   $     (151,248)   $    (2,074,046)   $    (401,550)
                                                         ---------------------------------    --------------------------------

Loss per common share basic and diluted                  $         (0.14)   $        (0.04)   $         (0.33)   $       (0.10)
                                                         ---------------------------------    --------------------------------

Weighted average shares - basic and diluted                    6,613,681         4,180,078          6,237,000        4,180,078
                                                         ---------------------------------    --------------------------------



                 See accompanying notes to financial statements

                                 CERISTAR, INC.
             CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
                        For The Six Months Ended June 30,


                                                         Six Months Ended
                                                            June 30,
                                                      2003           2002
                                                   -----------------------------

Cash flows from operating activities:
  Net loss                                         $ (2,074,046)     $ (401,550)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        40,349          24,018
    Stock issued for services                            34,988               -
    Stock warrants issued for financing costs            76,000               -
    Amortization of deferred compensation               153,334         140,000
    Stock subscription satisfied with services        1,131,150               -
    Amortization of discount on long-term debt            3,227               -
    Bad debt expense                                     (8,200)              -
  Decrease (increase) in:
    Accounts receivable                                 (19,549)        (14,741)
    Prepaid expense                                           -          (3,000)
  Increase (decrease) in:
    Accounts payable                                    (17,676)         81,885
    Accrued liabilities                                 125,601          19,945
    Deferred revenue                                     41,727          14,286
                                                   -----------------------------

        Net cash used in operating activities          (513,095)       (139,157)
                                                   -----------------------------

Cash flows used in investing activities-
  Purchase of property and equipment                     (5,265)        (20,243)
                                                   -----------------------------

Cash flows from financing activities:
  Cash over-draft                                         2,332               -
  Proceeds from issuance of common stock                379,887               -
  Proceeds from related party note                      103,000          88,334
  Proceeds from note payable                             27,916               -
  Payments on note payable                              (17,050)
  Proceeds on convertible long-term debt                      -          75,000
  Payments on convertible long-term debt                 (5,935)         (1,887)
                                                   -----------------------------

        Net cash provided by financing activities       490,150         161,447
                                                   -----------------------------

        Net (decrease) increase in cash
          and cash equivalents                          (28,210)          2,047

Cash and cash equivalents at beginning of period         28,210           2,518
                                                   -----------------------------

Cash and cash equivalents at end of period         $          -    $      4,565
                                                   -----------------------------



                 See accompanying notes to financial statements

                                 CERISTAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Ceristar Inc., (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the CeriStar's financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB

Operating results for the six months ended June 30, 2003, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2003, there were outstanding warrants to purchase 565,201 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Revenue Recognition-Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales of equipment related to long-term service contracts, which do not meet this criteria, are deferred and recognized ratably over the period of the contract and are recorded as unearned revenue.

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending June 30, 2003 and 2002 to employees. However the Company did issue 175,000 warrants to purchase the Company's common stock for consulting services and interest expense valued at approximately $76,000. No warrants or options were issued during the six months ended June 2002.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended June 30:

                                                 2003               2002
                                           --------------------------------

Expected dividend yield                    $            -      $          -
Expected stock price volatility                    91.41%                NA
Risk-free interest rate                             4.75%             4.75%
Expected life of options                         3-5years                NA


The weighted average fair value of each warrant granted during the periods months ended June 30, 2003 were $.43.

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

NOTE 3 - EQUIPMENT PURCHASE OBLIGATION

The Company is obligated for certain equipment purchases initially funded by some of its customers. During the six months ended June 30, 2003 the Company entered into a revised agreement with Wired LLC, in which the Company purchased equipment in exchange for 45,000 warrants to purchase the Company's common shares at an exercise price $1.05, and an agreement to share revenues from certain customers. The equipment will be used in a revenue sharing venture in which Wired LLC will receive all net profits from communications services as provided in the agreement until it has recovered the equipment sales price of $307,000 plus 12%. After Wired LLC has recovered the sales price of the equipment plus 12%, net profits will be divided approximately evenly from communications service revenue. The Company has an obligation to service, and maintain the equipment, and support the communications services for the duration of the contract years. The Obligation has no stipulated maturity date and is secured by the equipment.

NOTE 4 - SHORT-TERM RELATED PARTY CONVERTIBLE DEBT

During the six months ended June 30, 2003, the Company issued convertible debt to the President of the Company and relatives of the President in the amount of $103,000. The debt bears interest at 12%, is due December 31, 2003, is unsecured and is convertible into the Company's common stock at $.50 per share.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company sold 184,390 common shares for cash of $379,887 and issued 1,114,464 shares for services.

NOTE 6 - RECEIVABLE REPURCHASE OBLIGATION

The Company sold a receivable with recourse. Since the Company does not have sufficient experience to estimate the ultimate amount to be realized, the net proceeds that are subject to recourse are presented as a liability in the financial statements.

NOTE 7 - CASH FLOW INFORMATION

Actual amounts paid for interest for the six months ended June 30 2003 and 2002, were $5,446 and $3,905 respectively. No income taxes were paid for the respective periods.

During the six months ended June 30, 2003, the Company received a commission which reduced its deferred purchase obligation and was recorded as an increase of $18,000 to deferred revenue.

During the six months ended June 30, 2003, the Company reacquired 96,600 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317.

During the six months ended June 30, 2003, the Company disposed of equipment in exchange for extinguishment of an accrued liability of $12,540.

During the six months ended June 30, 2003, the Company financed the purchase of $307,000 of equipment through a deferred purchase obligation.

During the six months ended June 30, 2003, the Company issued 1,080,000 shares of its common stock for future consulting services, which were recorded as subscriptions receivable in the amount of $566,850.

During the six months ended June 30, 2002, the Company acquired $103,196 of equipment in exchange for a deferred purchase obligation.

During the six months ended June 30, 2002, the Company warrants with a beneficial conversion feature attached to long-term debt, which resulted in a $75,000 discount which was the full face value of the debt.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the effect that the adoption of SFAS No. 149 but believes it will have on material affect on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on Ceristar's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

         CeriStar is in the data communications industry, providing a new generation of services using fiber optics. Its principal product is the delivery of voice, video and data services over a single fiber network. These services include local and long distance telephone, video conferencing, cable television with video on demand, computer email and host of other related services.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all of the issued and outstanding stock of CeriStar, including shares of Common Stock, shares of Series A Convertible Preferred Stock and shares of Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. The shares of Series A and B Convertible Preferred Stock of CeriStar were each exchanged for .757 shares of Planet Common Stock and the Common Stock of CeriStar were each canceled and converted into .322 shares of Common Stock of Planet. Prior to the merger Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

Results of Operations

For the comparative six months ended June 30, 2003 and 2002

         CeriStar had a net loss for the six months ended June 30, 2003 and 2002 of $2,074,000 and $402,000, respectively. For the six months ended June 30, 2003 and 2002 revenues were $189,000 and $337,000, respectively. This change is a result of sales revenue recognized on initial installations of equipment under short-term contracts of approximately $265,000 in 2002. During the six months ended June 30, 2003, CeriStar increased its ongoing service revenue by $123,000 over the prior year period due to an increase in its services customer base. Revenues generated from labor, including revenues related to engineering and design for a specific IP applications, decreased by $6,000 in the six month period of 2003 vs. 2002.

         Gross margins decreased from 67% for the six months ended June 30, 2002 to a negative 32% for the comparable period of 2003. Because CeriStar is developing its customer base, the margins for the first six months of 2002 reflect mark-ups on initial equipment sales on short-term contracts. The margins on the first six months of 2003 reflects service revenues in which the cost exceeds revenues because of the purchase of excess bandwidth for the support of the growing customer base. New connections are expected to increase revenues without a substantial increase in bandwidth costs.

         Selling and administrative expenses increased by $1,356,000 from $613,000 for the six months ended 2002 to $1,969,000 in the corresponding period of 2003. The most significant factor related to this increase was due to consulting expenses to assist us in product positioning, financing, and customer identification and acquisition. These costs increased to $1,266,000 for the six months ended June 30, 2003 as compared to $24,000 June 2002. Of the consulting expenses recognized in the 2003 six month period, approximately $1,207,000 was paid in the Company's common stock or common stock warrants. These consulting costs are to assist us in establishing our operations and marketing our IP (Internet Protocol) application products and services. Other expenses which increased in the six months ended June 30, 2003 compared to 2002 were a $66,000 increase in payroll to $472,000 in 2003 as employees were added to service a growing residential customer base, marketing related travel expense increased $16,000 from $8,000 to $24,000 and promotion and advertising expenses increased by $26,000 in 2003 to attract customers.

For the comparative three months ended June 30, 2003 and 2002

         CeriStar had a net loss in the second quarter of 2003 of $950,000 the loss in the second quarter of 2002 was $151,000. Revenues were $83,000 in the second quarter of 2003 compared to $179,000 in the second quarter of 2002. The decline in revenue was primarily due to a $149,000 reduction in equipment installation sales on short-term service contracts off-set by an increase in service revenue of approximately $53,000.

         Gross margins in the second quarter of 2003 were a negative 52% compared to a positive 84% in 2002. As CeriStar transitions to an operation company additional bandwidth has been purchased to meet the needs of customers in a variety of locations. New customers coming on line in those locations can be added to the existing network with little or no additional bandwidth cost. Margins in 2002 were related to initial equipment installation sales, which accompanied short-term service contracts.

         Selling and administrative expenses increased by $575,000 to $865,000 in the second quarter of 2003 compared to $290,000 in 2002 primarily due to an increase in consulting expenses in 2003 Labor costs increased by $49,000 to $242,000 in the second quarter of 2003 compared to $193,000 in the same period of 2002. Depreciation expense increased by $20,000, as significant new equipment was acquired through Wired LLC in the amount of $307,000. Other increases were experienced in travel, advertising, and office expense.

Liquidity and Capital Resources

         CeriStar's revenues are not capable of supporting its current operations. CeriStar will be dependent on the capital markets for funding its current operations. At June 30, 2003 the Company has a working capital deficit of approximately $1,136,000. To meet these continuing funding needs CeriStar is actively seeking funding through the sale of its common stock and issuance of debt securities. No assurance can be made that the company will be successful in raising sufficient capital.

         CeriStar believes it has proven its technology and can now efficiently deliver a technically advanced product to a wide range of residential, commercial, educational and governmental customers. In the past CeriStar has been focused on development and testing of its technology, now the focus is on marketing this technology. Expansion in CeriStar's current geographical area can be done fairly inexpensively, as prior capital expenditures can service a significantly larger customer base. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired. CeriStar's current plan will require additional equity and debt capital to fund operations. A majority of this funding will need to be raised in the equity markets. It is anticipated that debt financing of equipment will become increasingly available as the Company's products gain acceptance and our markets expand thus leveraging its investment capital. In the short term, CeriStar will remain dependent on new equity capital. No assurance can be made that the company will be successful in raising sufficient capital.

Item 3.  Controls and Procedures

         The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of the filing date of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         No legal proceedings filed.

Item 2. Changes in Securities

         (a) Securities were materially modified as follows as a result of a Forward Triangular Merger of CeriStar Inc and Planet Inc.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including shares of Common Stock, shares of Series A Convertible Preferred Stock and shares of Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. The shares of Series A and B Convertible Preferred Stock of CeriStar were each exchanged for .757 shares of Planet Common Stock and the Common Stock of CeriStar were each canceled and converted into .322 shares of Commons Stock of Planet. Prior to the merger Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

Item 3.  Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits: The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
Number      Number                            Title of Document                               Location
-------------------------------------------------------------------------------------------------------------
 31.01        31       Certification of Chief Executive Officer Pursuant to Rule        This filing
                       13a-14
-------------------------------------------------------------------------------------------------------------
 31.02        31       Certification of Chief Financial Officer Pursuant to Rule        This filing
                       13a-14
-------------------------------------------------------------------------------------------------------------
 32.01        32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                       (Chief Executive Officer)
-------------------------------------------------------------------------------------------------------------
 32.02        32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Financial Officer)

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

      (b)      Reports on Form 8-K None

         On November 25, the Company filed Form 8-K/A regarding the merger between CeriStar, Inc. and Planet Resources, Inc.

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Date  August 14, 2003                       /s/ David L. Bailey
             -----------------                     -------------------
                                                   David L. Bailey
                                                   Chief Executive Officer

       Date  August 14, 2003                       /s/ G. Earl Demorest
             ----------------                      --------------------
                                                   G. Earl Demorest
                                                   Chief Financial Officer