Form 10QSB
period 2003-09-30
CERISTAR INC
filed 2003-11-19
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                          50 WEST BROADWAY, SUITE 1100
                           SALT LAKE CITY, UTAH 84101
                    (Address of principal executive officers)


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
                                                         Yes X   No__

         State the number of shares outstanding of each of the issuer classes of common equity as of November 13, 2003.

       Common Stock, par value $.001                          7,854,197
          (Title of each class)                           (Number of shares)

                              CERISTAR CORPORATION
                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

         Condensed Consolidated Unaudited Balance Sheet at September 30, 2003

         Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended September 30, 2003 and 2002

         Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

                          PART II - OTHER INFORMATION

Item 1.  Exhibits and Reports

Signatures

Exhibits

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 2003


                                                                  (unaudited)
                                                                  September 30,
        Assets                                                        2003
        ------                                                  ----------------

Current assets:
  Cash                                                          $            -
  Accounts receivable, net of allowance for
    doubtful accounts of $7,917                                          90,696
  Prepaid expenses                                                       15,678
  Deposits                                                                8,379
                                                                ---------------

        Total current assets                                            114,753

Property and equipment, net                                             771,398
                                                                ---------------

                                                                $       886,151
                                                                ---------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Checks written in excess of cash in bank                      $         3,472
  Accounts payable                                                      427,885
  Accrued payroll and other liabilities                                 262,647
  Short-term notes payable, net of unamortized
    discount of $52,500                                                 139,928
  Unearned revenue                                                      167,980
  Equipment purchase obligation                                         366,096
  Related party convertible debt                                        103,000
  Convertible notes payable, net of unamortized
    discount of $19,000                                                 178,000
                                                                ---------------

Total current liabilities                                             1,649,008

Commitments                                                                   -

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, voting, 25,000,000 shares
    authorized, 7,810,214 shares issued and outstanding                   7,810
  Additional paid-in capital                                         10,256,898
  Deferred compensation                                                (235,677)
  Subscriptions receivable                                             (400,016)
  Accumulated deficit                                               (10,391,872)
                                                                ---------------

        Total stockholders' deficit:                                   (762,857)
                                                                ---------------

Total liabilities and stockholders'deficit                      $       886,151
                                                                ---------------


                 See accompanying notes to financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      For The Periods Ended September 30,

                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                                 2003            2002                  2003           2002
                                                           --------------------------------      -------------------------------

Revenues from Services                                     $         73,850   $     189,380      $       250,090   $     248,370
Revenues from Equipment                                               4,754             415               17,709         278,070
                                                           --------------------------------      -------------------------------
        Total Revenues                                               78,604         189,795              267,799         526,440

Cost of sales                                                       145,466         105,812              396,109         217,329
Selling, general, and administrative expense                      1,012,735       2,017,851            2,981,694       2,630,876
                                                           --------------------------------      -------------------------------

        Loss from operations                                     (1,079,597)     (1,933,868)          (3,110,004)     (2,321,765)

Other income (expense)                                                    3           1,000                  734           1,002
Interest expense                                                    (58,628)         (3,077)            (102,998)        (16,732)
                                                           --------------------------------      -------------------------------

        Loss before benefit for income taxes                     (1,138,222)     (1,935,945)          (3,212,268)     (2,337,495)

Benefit for income taxes                                                  -               -                    -               -
                                                           --------------------------------      -------------------------------

Net loss                                                   $     (1,138,222)  $  (1,935,945)     $    (3,212,268)  $  (2,337,495)
                                                           --------------------------------      -------------------------------

Loss per common share basic and diluted                    $          (0.15)  $       (0.46)     $         (0.63)  $       (0.59)
                                                           --------------------------------      -------------------------------

Weighted average shares - basic and diluted                       7,367,000       4,224,000            5,139,000       3,932,000
                                                           --------------------------------      -------------------------------




                 See accompanying notes to financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
                    For The Nine Months Ended September 30,

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  2003             2002
                                                           --------------------------------------
Cash flows from operating activities:
  Net loss                                                 $     (3,212,268)  $        (2,337,495)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  83,631                88,668
      Stock issued for services                                     451,585             1,671,169
      Stock warrants issued for financing costs                      76,000                     -
      Amortization of deferred compensation                         230,001               233,792
      Stock subscription satisfied with services                  1,356,100                     -
      Amortization of discount on long-term debt                     46,814                     -
      Amortization of deferred debt issue costs                           -                 6,000
      Bad debt expense                                               (8,200)                    -
  Decrease (increase) in:
      Accounts receivable                                           (29,551)             (160,829)
      Prepaid expense                                                   (41)               (8,337)
  Increase (decrease) in:
      Accounts payable                                               42,270                94,903
      Accrued liabilities                                           173,299                42,124
      Deferred revenue                                               45,780                14,286
                                                           --------------------------------------

        Net cash used in operating activities                      (744,580)             (355,719)
                                                           --------------------------------------

Cash flows used in investing activities-
  purchase of property and equipment                                (92,690)              (38,990)
                                                           --------------------------------------

Cash flows from financing activities:
  Cash over-draft                                                     3,472                     -
  Proceeds from issuance of common stock                            462,390               130,039
  Proceeds from related party note                                  103,000                63,474
  Proceeds from notes payable                                        69,708               377,543
  Principal payments on note payable                                (17,488)               (4,513)
  Proceeds on convertible short-term debt                           197,000                     -
  Payments on convertible long-term debt                             (9,022)                    -
                                                           --------------------------------------

        Net cash provided by financing activities                   809,060               566,543
                                                           --------------------------------------

        Net (decrease) increase in cash
         and cash equivalents                                       (28,210)              171,834

Cash and cash equivalents at beginning of period                     28,210                 2,518
                                                           --------------------------------------

Cash and cash equivalents at end of period                 $              -   $           174,352
                                                           --------------------------------------



                 See accompanying notes to financial statements

                                 CERISTAR, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2003


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the CeriStar's financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

Net Loss Per Common Share-- Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
                                                               Three Months Ended              Nine Months Ended
                                                                   Sep. 30                          Sep. 30
                                                              2003           2002             2003            2002
-------------------------------------------------------------------------------------------------------------------
Net loss ( A )                                         ($1,138,222)   ($1,935,945)     ($3,212,268)    ($2,337,495)

Weighted average outstanding common shares ( B )         7,367,000      4,224,000        5,139,000       3,932,000

Dilutive effect of outstanding warrants                          -              -                -               -
-------------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents ( C )          7,367,000      4,224,000        5,139,000       3,932,000
-------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic (A/B)                                               ($0.15)        ($0.46)          ($0.63)         ($0.59)
-------------------------------------------------------------------------------------------------------------------
  Diluted (A/C)                                             ($0.15)        ($0.46)          ($0.63)         ($0.59)
-------------------------------------------------------------------------------------------------------------------


At September 30, 2003, there were outstanding warrants to purchase 685,226 shares of common stock and debt conversion features to purchase 545,815 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Revenue Recognition-Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales related to long-term service contracts, which do not meet this criteria, are deferred and recognized ratably over the period of the contract and are recorded as unearned revenue.

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending September 30, 2003 and 2002 to employees. However, the Company did issue 275,000 warrants to purchase the Company's common stock in exchange for consulting services, interest expense and debt discounts, valued at approximately $146,000.

The fair value of each warrant granted during the quarter is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended September 30:


                                                     2003        2002
------------------------------------------------------------------------
Expected dividend yield                                    $0        $0
Expected stock price volatility                        73.38%        NA
Risk-free interest rate                                 4.75%     4.75%
Expected life of options                            3-5 years        NA
------------------------------------------------------------------------

The weighted average fair value of each warrant granted during the nine months ended September 30, 2003 was $.53.

NOTE 2-- GOING CONCERN

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

NOTE 3 - DEFFERED PURCHASE OBLIGATION

The Company is obligated for certain equipment purchases initially funded by some of its customers. During the nine months ended September 30, 2003 the Company entered into a revised agreement with Wired LLC, in which the Company purchased equipment in exchange for 45,000 warrants to purchase the Company's common shares at an exercise price $1.05, and an agreement to share revenues from certain customers. The equipment will be used in a revenue sharing venture in which Wired LLC will receive all net profits from communications services as provided in the agreement until it has recovered the equipment sales price of $307,000 plus 12%. After Wired LLC has recovered the sales price of the equipment plus 12%, net profits will be divided approximately evenly from communications service revenue. The Company has an obligation to service, and maintain the equipment, and support the communications services for the duration of the contract years. The obligation has no stipulated maturity date and is secured by the equipment.

NOTE 4 - SHORT-TERM RELATED PARTY CONVERTIBLE DEBT

During the nine months ended September 30, 2003, the Company issued convertible debt to the Chairman of the Board of Directors of the Company and certain of his relatives in the amount of $103,000. The debt bears interest at 8% to 12%, is due December 31, 2003, is unsecured and is convertible into the Company's common stock at $.65 per share.

NOTE 5 - SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable issued during the nine months ended September 30, 2003 consist of the following.

Convertible notes payable to a funding group totaling $197,000. The notes are due on demand after 60 days past issuance and bear interest at 12% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that results in the notes being discounted at an initial value of $49,000, of which $19,000 is unamortized at September 30, 2003.

Note payable to a funding group for $182,000 bearing interest at 15% per annum. The note is payable in monthly installments of $5,500 beginning February 1, 2004 through August 1, 2004 at which time the remaining unpaid principal and interest balance is due. The note includes 100,000 warrants. The total discount related to these warrants is $63,000, of which $52,500 is unamortized at September 30, 2003. The note is guaranteed by the Chairman of the Board of Directors and is secured by equipment of the Company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company sold 224,440 common shares for cash value of $462,391 and issued 1,830,177 shares for services performed or to be performed valued at $1,220,728.

NOTE 7 - RECEIVABLE REPURCHASE OBLIGATION

The Company sold a receivable with recourse. Since the Company does not have sufficient experience to estimate the ultimate amount to be realized, the net proceeds that are subject to recourse are presented as a liability in the financial statements.

NOTE 8 - CASH FLOW INFORMATION

Actual amounts paid for interest for the nine months ended September 30, 2003 and 2002, were $8,028 and $16,732. No income taxes were paid for the respective periods.

During the nine months ended September 30, 2003, the Company received a commission, which reduced its deferred purchase obligation and was recorded as an increase of $27,900 to deferred revenue.

During the nine months ended September 30, 2003, the Company reacquired 96,600 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317.

During the nine months ended September 30, 2003, the Company disposed of equipment in exchange for extinguishment of an accrued liability in the amount of $12,540.

During the nine months ended September 30, 2003, the Company financed the purchase of $307,000 of equipment through a deferred purchase obligation with one of its customers.

During the nine months ended September 30, 2003, the Company issued 1,080,000 shares of its common stock for future consulting services, which were recorded as subscriptions receivable in the amount of $769,144.

During the nine months ended September 30, 2003, the Company issued debt instruments with detachable warrants to purchase the Company's common stock or provided an embedded beneficial conversion feature in the debt instruments issued. These transactions resulted in a discount on debt valued at $112,000.

During the nine months ended September 30, 2003 the Company purchased equipment of $128,484 in exchange for a short-term note payable.

During the nine months ended September 30, 2002, the Company issued warrants with a beneficial conversion feature attached to long-term debt, which resulted in a $75,000 discount, which was the full face value of the debt.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies". FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No. 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Ethics"  (FIN No.  46),  which  addresses  consolidation  by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In the event a variable interest entity is identified, this pronouncement may have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is continually evaluating the effect that the adoption of SFAS No. 149 but believes it will have no material affect on its results of operations and financial position.

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

NOTE 11 - SUBSEQUENT EVENTS

In October and November 2003, the Company obtained additional debt financing. The notes are payable to a funding group in the total amount of $277,000. The notes are due on demand at 120 days past issuance and bear interest at 12% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that results in a discount to the notes of $73,000, which will be amortized over the life of the notes.

On October 8, 2003, the Company entered into agreements with its Chief Executive Officer for a monthly salary of $7,500 and stock options to purchase 882,000 shares and its Chief Operating Officer for a monthly salary of $7,000 and stock options to purchase 630,000 shares. On November 18, 2003 the Company entered into an agreement with its Chief Financial Officer for a monthly salary of $6,500 and stock options to purchase 215,000 shares. The agreements are effective for twelve months ending in October and November 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

Critical Accounting Policies

In Note 1 to the audited financial statements for the fiscal year ended December 31, 2002 included in our Form 10-KSB discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to generally accepted accounting principles in the United States of America.

The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to revenue recognition, stock based compensation, and allowance for doubtful accounts we apply the following critical accounting policies in the preparation of our financial statements:

Revenue Recognition

We derive revenue primarily from the sale of communications services and sales of related communication equipment. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales related to long-term service contracts, which do not meet this criteria, are deferred and recognized ratably over the period of the contract and are recorded as unearned revenue.

Accounting for Stock-based Compensation

We account for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the company had accounted for its stock options granted under the fair value method.

We account for stock-based compensation issued to persons other than employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts  receivables.  In doing
so,  we  analyze  accounts   receivable  and  historical  bad  debts,   customer
credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 1 of this Form 10-QSB. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors identified in the Item 2 and Form 10-QSB.

CeriStar, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB.

Company and Industry Overview

CeriStar is in the data communications industry, providing a new generation of services using fiber optics. Its principal product is the delivery of voice, video and data services over a single fiber network. These services include local and long distance telephone, video conferencing, and cable television with video on demand, computer email and host of other related services.

On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a Delaware corporation, a non-operating company, ("Planet"), in which all of the issued and outstanding stock of CeriStar, including shares of Common Stock, shares of Series A Convertible Preferred Stock and shares of Series B Convertible Preferred Stock were exchanged for shares of Planet Common Stock. The shares of Series A and B Convertible Preferred Stock of CeriStar were each exchanged for .757 shares of Planet Common Stock and the Common Stock of CeriStar were each canceled and converted into .322 shares of Common Stock of Planet. Prior to the merger Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc.

Results of Operations

FOR THE COMPARATIVE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue for the first nine months of fiscal 2003 was $267,799, a decrease of $258,641, or 49% when compared to the first nine months of fiscal 2002. The overall decrease is primarily due to the Company's transition away from selling equipment to that of a communications service provider and the loss of a significant customer from which revenues of $153,000 were recognized in the first nine months of 2002. For the nine months ended September 30, 2003 revenue was primarily generated from sale of communications services.

During the nine months ended September 30, 2003, CeriStar increased its ongoing service revenue to $250,090, an increase of 0.6% over the same period during fiscal 2002 due primarily to an increase in communications services customer base. Revenues generated from labor, including revenues related to engineering and design for specific IP applications, decreased by $4,193 in the nine month period of 2003 vs. 2002. Sales from equipment decreased 94%, to $17,709 during the first nine months of fiscal 2003, from $278,077 in the first nine months of fiscal 2002.

CeriStar had a net loss for the nine months ended September 30, 2003 and 2002 of $3,212,268 and $2,337,495, respectively.

Cost of revenue includes engineering, installation and equipment required to set-up our customer base, operational costs related to bandwidth, long distance and video services, and costs incurred to market, support and maintain our customer base. Cost of revenue was $396,109 in the nine months ended September 30, 2003, compared to $217,329 in the nine months ended September 30, 2002. The primary driver of the increase as a percentage of revenue was the need to purchase fixed bandwidth capacity related to establishing and supporting the ongoing service to our customers compared with equipment and engineering related revenues in the prior fiscal year period.

Gross margins decreased from 59% for the nine months ended September 30, 2002 to a negative 48% for the comparable period of 2003. Because CeriStar is developing its customer base, the Company is required to commit certain amounts of upfront marketing and capital expenses in pursuit of new contracts and customers that will eventually be leveraged over a larger customer base. Hence, the margins for the first nine months of 2002 compare more favorably with 2003, reflecting cost-plus labor, mark-ups on certain initial equipment sales, and shorter-term contracts. Gross margins for the first nine months of 2003, however, reflect communications services revenues in which the cost exceeds revenues due primarily to the purchase of fixed bandwidth, marketing and equipment for the support of the growing customer base. New connections are expected to increase revenues without a substantial increase in costs.

Selling, general and administrative expenses increased by $350,818 from $2,630,876 for the nine months ended 2002 to $2,981,694 in the corresponding period of 2003. The increase was due primarily to marketing and stock based compensation for marketing, wages and consulting.

FOR THE COMPARATIVE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenue declined in the third quarter of fiscal 2003 to $78,604 from $189,795 in the third quarter of fiscal 2002. The overall decrease is primarily due to the Company's transition away from selling equipment to that of a communications service provider and the loss of a significant customer from which revenues of $90,000 were recognized in the third quarter of 2002. For the nine months ended September 30, 2003 revenue was primarily generated from sale of communications services with existing equipment owned by the Company. Service revenue for the third quarter of 2003 declined to $71,991 from $189,287 over the same period in 2002.

CeriStar had a net loss in the third quarter of 2003 of $1,138,222 the loss compared with a net loss in the second quarter of 2002 of $1,935,945.

Cost of revenue was $145,466 in the third quarter, compared to $105,812 in the third quarter of the prior year. This increase in cost of sales in 2003 is due to bandwidth costs.

Gross margins in the third quarter of 2003 were a negative 85% compared to a positive 44% in 2002. Thus far, Ceristar has not generated a large enough customer base to cover its fixed bandwidth and service costs in 2003. As CeriStar transitions to an operating company, additional labor, engineering and bandwidth costs have been necessary to meet the needs of customers in a variety of locations. New customers coming on line in those locations can be added to the existing network with little additional cost. Margins in 2002 were related to initial equipment installation sales, which accompanied short-term service contracts.

Selling,   general  and  administrative  expenses  decreased  by  $1,005,116  to
$1,012,735 in the third quarter of 2003 compared to $2,017,851 in 2002 primarily due to the decrease in merger related expenses incurred in 2002.

Liquidity and Capital Resources

CeriStar's revenues are not capable of supporting its current operations. CeriStar will be dependent on the capital markets for funding its current operations. At September 30, 2003 the Company has a working capital deficit of approximately $1,534,255. To meet its continuing funding needs, CeriStar actively seeks funding through the sale of its common stock and issuance of debt securities. No assurance can be made that the Company will be successful in raising sufficient capital.

CeriStar believes it has proven its technology through its current customer base and can now efficiently deliver a technically advanced product to a wide range of residential, commercial, educational and governmental customers. In the past, CeriStar has been focused on development and testing of its technology, whereas now the focus is on marketing and supporting this technology. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired. CeriStar's current plan will require additional equity and debt capital to fund operations. A majority of this funding will need to be raised in the equity markets. It is anticipated that debt financing of equipment will become increasingly available as the Company's service offerings gain acceptance and our markets expand, thus leveraging our investment capital. In the short term, CeriStar will remain dependent on new equity capital. No assurance can be made that the Company will be successful in raising sufficient capital.

The Company's long-term liquidity and capital requirements will depend upon numerous factors, including the Company's ability to achieve a level of demand for its services that supports its business model and its cost structure, securing significant long-term funding for expansion efforts, and the Company's ability to find suitable funding sources to improve its capital structure. The Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. These are factors that indicate that the Company may be unable to continue operations.

ITEM 3.  Controls and Procedures

On October 8, 2003, we entered into an employment agreement with Fred Weismiller to serve as our Chief Executive Officer and on November 18, 2003 we entered into an agreement with Robert Lester to serve as our Chief Financial Officer.

(a) Within 90 days of filing this report on Form 10-QSB (the "Evaluation Date"), our current and former Chief Executive Officer and Chief Financial Officer, respectively and collectively, evaluated our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are included as part of this report:

                   SEC
   Exhibit      Reference
   Number         Number                            Title of Document                               Location
-------------------------------------------------------------------------------------------------------------------
    10.01         10.01      Employment Agreement between CeriStar, Inc. and Fred             This filing
                             Weismiller dated October 8, 2003
-------------------------------------------------------------------------------------------------------------------
    10.02         10.02      Employment Agreement between CeriStar, Inc. and Michael Miller   This filing
                             dated October 8, 2003
-------------------------------------------------------------------------------------------------------------------
    10.03         10.03      Employment Agreement between CeriStar, Inc. and Robert Lester    This filing
                             dated November 18, 2003
-------------------------------------------------------------------------------------------------------------------
    31.01           31       Certification of Chief Executive Officer Pursuant to Rule        This filing
                             13a-14
-------------------------------------------------------------------------------------------------------------------
    31.02           31       Certification of Chief Financial Officer Pursuant to Rule        This filing
                             13a-14
-------------------------------------------------------------------------------------------------------------------
    32.01           32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Executive Officer)
-------------------------------------------------------------------------------------------------------------------
    32.02           32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     This filing
                             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                             (Chief Financial Officer)

(b) Reports on Form 8-K

        None


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            Date  November 18, 2003                     /s/Fred Weismiller
                  -----------------                     ----------------
                                                        Fred Weismiller
                                                        Chief Executive Officer

            Date  November 18, 2003                     /s/Robert Lester
                  -----------------                     ----------------
                                                        Robert Lester
                                                        Chief Financial Officer