Form 10KSB
period 2003-12-31
CERISTAR INC
filed 2004-04-14
CIK 1084507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                           THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 001-16381


                                 CeriStar, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                      87-0642448
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

            50 West Broadway, Suite 1100, Salt Lake City, Utah 84101
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (801) 350-2017

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $430,630.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 2004 was approximately $1,591,400 based on the closing price on that date on the OTC Bulletin Board.

         On March 31, 2004, there were 8,004,450 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 CERISTAR, INC.

                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.        Description of Business.......................................  1

Item 2.        Description of Properties.....................................  9

Item 3.        Legal Proceedings.............................................  9

Item 4.        Submission of Matters to a Vote of Security Holders...........  9

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters...... 10

Item 6.        Management's Discussion and Analysis or Plan of Operation..... 11

Item 7.        Financial Statements and Supplementary Data................... 19

Item 8.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure...................................... 19

Item 8A.       Controls and Procedures....................................... 19

                                    PART III

Item 9.        Directors and Executive Officers of the Company............... 19

Item 10.       Executive Compensation........................................ 22

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters............................... 26

Item 12.       Certain Relationships and Related Transactions................ 27

Item 13.       Exhibits, Financial Statement Schedules and Current Reports
               on Form 8-K................................................... 28

Item 14.       Principal Accountant Fees and Services........................ 29

Signatures................................................................... 30



         This report contains trademarks and trade names that are the property of CeriStar, Inc. and its subsidiaries, and of other companies, as indicated.

                                     PART I


         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations
regarding  our  future  success  and  results;   our  operating   results;   our
expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business" section of this Form 10-KSB.

         CeriStar, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

         Background
         ----------

         CeriStar, Inc. ("CeriStar" or the "Company") was incorporated in December 1999 in the State of Delaware. We are an Internet Protocol ("IP") Communication Services Provider, leading the convergence of voice, video and data by providing "Triple Play" communications services to residential, commercial and municipal concerns through reliable, fast and intelligent IP networks. Our current principal operations are related to providing residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise ("FTTP"). These communications services include a robust IP telephony package (commonly referred to as "VoIP"), high-speed Internet connectivity, broadcast and IP entertainment services such as HDTV, video-on-demand, games-on-demand and security services. We also manage our quality of service ("QoS") and provide customer service and billing functions as well as integration, engineering and management support for our customer base and network.

         On September 10, 2002, we entered into a forward triangular merger with Planet Resources, Inc., a Delaware corporation ("Planet"), in which all of our issued and outstanding common and preferred stock was exchanged for Planet's common stock with each of our Series A and B preferred stock being exchanged for ..757 shares of Planet's common stock and our existing common stock was exchanged for .322 shares of Planet's common stock (the "Merger"). Prior to the Merger, Planet had no operations for two years. On October 15, 2002, Planet Resources Inc. was renamed as CeriStar, Inc.

         Market Opportunity
         ------------------

         The convergence of voice, video and data in today's marketplace is being facilitated by the maturation of certain IP technologies, primarily Voice over IP ("VoIP"). VoIP allows voice communication to be "digitized" into data packets and transported over data networks, thereby allowing voice, as well as video and data, to be delivered efficiently over the same network. Traditionally, these services have been provided via multiple delivery systems and until recent years via separate service providers, e.g., traditional telephone vendors provided call termination over copper wires; television over broadcast antenna, encoded cable or satellite receivers; and data services over the Internet by Internet Service Provider's ("ISP's").

         We believe that as IP technologies evolve many of the current differences between cable TV signals, phone transmissions and Internet data will converge until all broadband communications become IP-based, although there is no assurance that such results will occur. Further, to provide a truly converged network platform, bandwidth capacity and the capability to integrate, manage and deliver large amounts of data and signals to the end user with superior quality of service (QoS) is a key component. We believe that fiber optic cable will serve as the key component to achieve this goal.

         According to the Fiber to the Home ("FTTH") Council, as of September 2003, there were 94 Optical Fiber Communities across 26 states in the United States with communities being passed by fiber. Industry estimates forecast overall residential fiber access (Fiber-to-the-Home or FTTx) to be made available to over more than 1 million North American homes in 2004 and is expected to increase to 26 million by 2008.

         The smaller housing development market is of particular importance to us and other smaller businesses in this field, since such developments are less likely to be a target for early FTTx deployment and converged services from the larger industry players. As of March 2004, we are currently offering the Triple Play of integrated phone, video and Internet services over fiber networks to customers who are located in the State of Utah. Using our existing reference base of customers, we believe that we are positioned to emerge as a premier market player as mainstream adoption of converged IP network services occurs in the residential market, although no assurance can be made that such results will be the case.

         A transition to a pure IP environment has important implications for all organizations, including, items such as:

         o    Reduced network infrastructure costs;

         o    Lower IT capital costs;

         o Reduction in cost to provide traditional moves/adds/changes to subscriber services;

         o    Reduction in complexity of network management;

         o    Reduced long distance telephony charges;

         o    Overall increase in productivity; and

         o    Reduces management and administrative costs.

         While other competitors offer various components of IP Engineering (i.e., broadband, building controls and office applications) or even "bundled" communication services, we are among only a handful of providers that offer a complete converged services solution, or "all-in-one package" which creates a more efficient and technologically advanced home or business environment. This integrated service profile results in significant competitive advantage for the residential or commercial building developers and contains additional feature and cost advantages for subscribers.

Our Corporate Vision and Mission

         Our mission is to be a leading provider of converged voice, video and data communications. We are working towards this goal by leveraging a thorough understanding of the suppliers, networks and technologies which, we believe, enable Triple Play networks and services for the future. Our current leadership is geared towards a result with tight integration of the operational dynamics and protocols of these new and emerging enabling technologies. Our future, through our current leadership believes that the following factors will help us reach our corporate goal:

         o    Exploit  our   understanding   of  current   customer  and  market
              communications requirements;

         o Leverage our extensive knowledge of the networks and technologies that are enabling Triple Play networks and services for the future;

         o Strengthen our relationships with suppliers and partners who are delivering the needed core components for Triple Play networks;

         o Draw upon and utilize the deep resources and experiences of our executive team and integrate those elements into a meaningful, customer driven services platform; and

         o Deliver services in a timely and cost efficient manner, creating high quality and a value-rich environment for our current and prospective customers and partners.

Business Strategy
-----------------

         Our primary goals are to grow revenues, achieve profitability and maximize shareholder value. We believe that to achieve our goal of becoming a leading provider of Triple Play services, providing communications, applications and entertainment to our subscribers, we need to continually refine our core services and expand and offer additional services as technology and costs related to such additional services permit. We have identified certain key elements to increase our market presence and growth strategy, which include:

         o Focus marketing efforts where they can be most effective. We currently market our services primarily to "Greenfield" residential housing developers where we are able to leverage our skills and size by reaching a larger number of subscribers through a single contact point;

         o    Speed the widespread  adoption of IP converged  communications  by
              demonstrating   its   feasibility   and  benefits  to  developers,
              municipalities and end-user subscribers;

         o    Continually refine and develop our brand;

         o Build shareholder value through innovation, operational efficiency and financial performance;

         o    Expand and refine our content offering;

         o Expand our network model and services offering beyond our historical markets in the State of Utah by partnering and/or opening new offices in new regions in order to both increase revenues and improve profitability; and

         o    Make strategic acquisitions wherever possible.

IP Network Service Offerings
----------------------------

         Our service offerings are integrated and delivered through systems that have been designed to create an open, converged platform within the community or enterprise LAN and to provide equivalent bandwidth for other licensed IP services. These systems guarantee the convergence and delivery of voice, computer data, and video services over the same "pipe" and also act as a gateway to all other service providers. We are able to deliver or manage the delivery of these services through relationships with leading carriers and "best of breed" service, application and content providers.

         The following is a list of IP Enhanced products and services with the designated (A) available today, (F) in the future. We believe the items that are designated with an F should be available ranging from six months to two years.

Digital Packet TV                             A     Outbound Calling to other VoIP Devices          A
Expanded Channel Line-Up                      A     Inbound DID Based Calling                       A
Pay-Per-View Television                       A     Call Return                                     A
Video-on-Demand Services                      A     Call Forwarding                                 A
Pay-per-View On-Demand                        A     Call Waiting                                    A
High Definition TV                            A     Caller ID                                       A
Digital Music Channels                        A     Conference Calling                              A
World Wide Web at TV                          F     Speed Dial                                      A
Email at TV Control                           F     Last Number Redial                              A
Appliance at TV Control                       F     Voice Mail                                      A
Gaming on Demand                              A     Hosted IP Centrex Services                      A
Interactive Gaming                            A     Hosted IP Call Center                           F
Wireless Access                               A     Unified Messaging                               A
WiFi Hot Spot Installation                    F     Speech Enhanced Voice Services                  F
WiFi access for Homes/Small Businesses        F     Find Me/Follow Me Services                      A
WiFi access for Laptops and PDA Access        F     Video Conferencing                              A
Hosted IP Telephone                           F     Video Chat                                      F
Outbound Calling to PSTN Devices              A     Full Featured Video Conferencing                F
Secure Instant Messaging                      F     Collaborative Work Space                        F
Energy Management                             A

Telephone Services
------------------

         Using the latest in fiber optic and IP technologies, we provide traditional voice telephony over IP (VoIP) and services such as Call Return, Call Forwarding, Call Waiting, Caller ID, Conference Calling, Speed Dial and Last Number Redial along with other unique features such as video conferencing. We offer full local and long distance service, utilizing managed Internet Protocol (IP) technology to deliver superior voice service with crystal clear connections.

High Speed Internet Access/Data
-------------------------------

         We currently provide Internet connectivity ranging from 128 kbps to 10 mbps on both the upstream and downstream and can provide up to 1gbps bandwidth within the LAN. Internet service includes POP3 e-mail, integrated calendaring, news and sports feeds.

Digital Packet Television (DPTV)
--------------------------------

         Our customers will enjoy the advantages of increased programming choices and advanced interactive services that greatly enhance their choices, convenience and control. We provide crystal clear digital video quality and home theatre quality audio as part of our television service to our customers. We currently offer more than 230 channels of local off-air, basic, premium movie, audio music channels, video-on-demand, near-video-on-demand, music-on-demand and pay-per-view events delivered as "Digital Packet Television (DPTV)". Our network also supports a migration to the new High Definition Television (HDTV) standards. Advanced interactive services allows customers to enjoy the comfort, control and convenience to answer their phone, check e-mail, fax documents, shop at their favorite stores and surf the Internet.

Other Options and Services
--------------------------

         o    Wireless Internet connectivity for PDA's and/or laptops;

         o    Home security w/ remote monitoring;

         o    Remote temperature, lighting and access control.

         o    Physical Features

         o    Energy management

         o    Security;

         o    URL filtering; and

         o    Firewall and anti-virus applications.

Distribution Channels
---------------------

         Our distribution channels and potential customers can be categorized in the following categories:

         o Business partners, such as real estate developers and building owners;

         o Direct sales - "Greenfield" residential developments, existing residential neighborhoods and building owners;

         o Service providers, such as MSO's content providers and equipment suppliers; and

         o Strategic alliances, which include industry leaders, channel partners/re-sellers and universities and municipalities,

Competition
-----------

         We face competition from larger, better capitalized companies. We compete directly with cable and satellite television providers, such as Comcast, EchoStar and DirecTV; traditional local and long distance POTS telephone providers, such as Qwest; newly-emerging VoIP telephony providers, such as Vonage; and small and large ISP's, such as EarthLink and Mindspring. Many of these established companies have resources greater than ours and are direct competitors. We believe that we compete favorably with these and other entities in the smaller markets and especially in Greenfield developments on the basis of technology, customer service, and quality assurance. Our prices are expected to be generally lower and/or will include more features offering a better value package. In addition, our market emphasis permits us to make these advanced services available in underserved markets.

Regulatory Matters
------------------

         We are currently licensed as a Common Local Exchange Carrier ("CLEC") licensed with the Utah Public Utility Commission ("PUC") under certificate number 2389, but we do not offer traditional CLEC services.

         As a CLEC, may be subject to certain Public Utility Commission and Federal Communications Commission rules and regulations for telephony services. However, we believe that since we provide our service using 100% IP Protocol, our VoIP services are not covered under current PUC and Federal Communications Commission ("FCC") regulation. Any proposed or enacted changes should only affect our voice services, but it is possible that new legislation in the future could also affect our data and video services.

            We do not hold any domestic license with the FCC.

         Presently, the FCC does not regulate companies that provide IP telephony services as common carriers or telecommunications service providers. Despite current laws, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority.

         We have previously requested CLEC status in other states and territories of the United States, but do not presently intend to vigorously continue to pursue such additional CLEC licenses. A CLEC designation permits the resale of local telecommunications services.

         Many states also impose various reporting requirements or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

         Currently, we do not believe we are subject to any state regulation with respect to our Internet related services. However, there can be no assurances that VoIP will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse affect on our operations.

         Most states have consumer protection laws that further define the framework within which our marketing activities must be conducted. We intend to comply fully with all laws and regulations; however, the constraints of federal and state restrictions could impact the success of direct marketing efforts and otherwise increase our costs of doing business.

Future Regulation
-----------------

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues.

         We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could increase our operating costs, limit our ability to offer services and reduce the demand for our services.

         As the law in this area develops, we could become liable for information carried on, stored on, or disseminated through our gateways, it may be necessary for us to take steps to reduce our exposure to this type of liability through alterations in our equipment, expanded insurance coverage or other methods. This may require us to spend significant amounts of money for new equipment or premiums and may also require us to discontinue offering certain of our products or services.

         In a report to Congress in 1998, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations or pay carrier access charges on the same basis as traditional telecommunications companies.

         A governmental body could impose further sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. To date, no such laws have become effective. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services which we provide. It may be possible to pass on some of these costs to the consumer and continue to remain competitive.

Employees
---------

         As of March 31, 2004, we had 12 employees and two independent contractors. All of our employees are full-time. Of the 12 employees employed by us, five are in service operations, two are in sales and marketing and five are in general administration. One independent contractor provides sales and marketing services to the Company on a month-to-month basis and one provides technical engineering service. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our corporate headquarters are located in Salt Lake City, Utah. We currently lease on a month-to-month leases approximately 2,750 square feet of office space for a month rent with all additional charges equal to $1.29 per square foot per month or approximately $3,500 per month . We believe that our facilities are adequate to meet our requirements through the end of fiscal year 2004.

ITEM 3.  LEGAL PROCEEDINGS

         On March 4, 2004, a lawsuit captioned Wired, L.C. v. CeriStar, Inc. was filed in the Third Judicial District Court, Salt Lake County, State of Utah., Case No. 040904512 (the "Wired Litigation"). Wired alleges a breach of contract under an agreement that we entered into with Wired. We believe that the case is without merit and in our response filed on March 24, 2004, we denied any breach and asserted various affirmative defenses along with a counterclaims against Wired for declaratory judgment. We will continue to vigorously defend our position; however, we could be forced to incur material expenses if the litigation continues and if result is against us, our business could be harmed.

         Other than the Wired Litigation, we do not have any legal liabilities, past or present that could cause material harm to our shareholders and us in the future of which our management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended December 31, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

         Our shares of common stock currently trade on the OTC Bulletin Board under the trading symbol "CRTI.OB". Upon our merger with Planet, our stock was traded under the trading symbol "PLNT.OB." until it was changed to our current trading symbol on September 15, 2002. The following table sets forth the range of high and low closing quotations for the first quarter of fiscal year 2004 and each fiscal quarter for the last two fiscal years ending December 31, 2003 and 2002 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

 Year        2004      2003       2003       2003       2003      2002       2002       2002       2002

Quarter      First     Fourth      Third     Second     First     Fourth      Third     Second     First

High          $0.46     $0.58      $1.95      $0.95      $1.55     $2.25      $3.10      N/A        N/A

Low           $0.15     $0.26      $0.47      $0.48      $0.55     $1.05      $1.30      N/A        N/A

         On March 31, 2004, the final quoted closing price as reported by the OTC Bulletin Board was $0.25 for each share of our common stock.

Holders of Record

         As of March 31, 2004, there were 8,004,450 shares of Common Stock outstanding, held by approximately 1,600 record holders.

Dividends

         We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on the our common stock in the future will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant. At the time of the merger with Planet, both CeriStar's common and preferred shares were converted to Planet's common stock. With the change of Planet's name to CeriStar this common stock is referred to as CeriStar's New Common Stock.

         CeriStar is also registered on the Berlin Stock Exchange.

         There were no recent sales of unregistered securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 7 of this Form 10-KSB. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under "Risk Factors Affecting Operations and Future Results."

Company and Industry Overview

         CeriStar, incorporated in December of 1999 in Delaware, provides converged voice, video and data services - the "Triple Play" - to residential, commercial and municipal concerns through reliable, fast and intelligent IP networks. The Company's current principal offering is to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP). These communications services include a robust IP telephony package (VoIP), high-speed Internet connectivity, broadcast and IP entertainment services such as HDTV, video-on-demand, games-on-demand, as well as security services. CeriStar also manages the quality of service (QoS) and provides customer service and billing, as well as integration, engineering and management support for its customer base and for its network.

         On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all the issued and outstanding stock of CeriStar, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of common stock of Planet. Series A and B preferred shares of CeriStar were exchanged at a rate of approximately .757 for every common share of Planet and common shares of CeriStar were exchanged into approximately .322 common shares of Planet. Just prior to the merger, Planet authorized a 1 to 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002 Planet was renamed CeriStar, Inc. Since Planet had no operations for the two years prior to the merger, only CeriStar's financial condition and results of operations will be discussed.

         Until we achieve profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

         In 2003, the Company moved from development stage into that of an operating company and have acquired significant assets required to conduct our business. While we believe that our service capability enables us to compete effectively in the Triple Play services market, there can be no assurances that any benefit will result from these activities.

         We received limited revenues and incurred expenses in excess of revenues during our development in 2003.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, other intangibles and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

         We identified our most critical accounting policies to be related to revenue recognition, asset valuation and accounting for stock options. A complete list of our accounting policies is contained in Note 1 to the notes of the consolidated financial statements.

1.       Revenue Recognition

         Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue. The company enters into long-term service contracts in which it receives payments for initial equipment installation. These revenues are typically deferred over the life of the service term. Equipment installations relating to residential monthly contracts are recognized when installed.

2.       Allowance for Doubtful Accounts

         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. Management assesses its estimates of uncollectible accounts based on age of receivables and direct negotiations with its customers if disputes arise.

3.       Impairment of Long-lived Assets

         We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. We use an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life of in measuring whether the assets are recoverable.

4.       Accounting for Stock-based Compensation

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

5.       Recent Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN No. 45 also requires us to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The adoption of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

         In  December  2002,  the FASB  issued  SFAS  No.  148  "Accounting  for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by APB Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on our financial position or operations.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will not have a material effect on its results of operations and financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not have a material effect on our financial statements.

Results of Operations

       Year ended December 31, 2003 compared to the Year ended December 31, 2002
       -------------------------------------------------------------------------

         Revenues as reported decreased 17% for the year ended December 31, 2003 compared to the year ended December 31, 2002. Revenues for the fiscal year ended 2003 were $431,000 compared to $521,000 in 2002, a decrease of $90,000. This decrease was primarily due to the continuing migration away from equipment related revenues and towards recurring service revenues. Realized equipment sales also decreased from the prior year period due to the deferral of certain revenues. Equipment sales decreased from $214,000 in fiscal 2002 to $26,000 in fiscal 2003.

         In fiscal 2003, revenues from providing services increased 38% to $370,000, compared with $269,000 in fiscal 2002 due primarily to the increase in service contracts and subscriber base.

         Cost of sales increased by $46,000 from $465,000 in 2002 to $511,000 in 2003. This increase is the result of adding a significant amount of bandwidth to our expanding residential customer service network. Bandwidth costs were $112,000 higher in 2003 than 2002. These bandwidth circuits can manage a substantially larger customer base in the future and so new customers can be added to our residential service network at relatively little additional bandwidth cost. Gross margin on sales in 2003 was a negative $81,000 compared to a positive gross margin in 2002 of $56,000. This change was primarily due to two factors, first the higher bandwidth costs relating to the addition of new residential customers, and second the decline in high margin equipment sales. In 2002 equipment sales, primarily to commercial customers, totaled $214,000 while in 2003 had only $26,000 in equipment sales.

         Administrative expenses in 2003 totaled $3,868,000, compared to $2,768,000 in 2002, an increase of $1,100,000 or a 39.7 percent increase. A majority of the 2003 administrative expenses related to stock based compensation to consultants and amortization of deferred compensation to employees and stock subscriptions for contracts entered into in 2002. Expenses related to stock compensation totaled $2,529,000, or 65.4 percent of administrative expenses paid in 2003. Administrative expenses related to stock compensation in 2002 totaled $1,687,000 which was 60.9 percent of total administrative expenses in 2002. During 2003, $2,202,000 in stock compensation was paid to consultants advising CeriStar on product positioning, customer identification and business plan consulting issues compared to $1,305,000 in 2002 including merger costs with Planet Resources. The remaining increase in general and administrative expenses relates primarily to increases in labor costs, travel, and bad debt expense.

Labor expenses increases from $912,000 in 2002 to $984,000 in 2003 for engineering and support to accommodate residential expansion being only partially offset by reduced marketing payroll expense as CeriStar narrowed its marketing focus to primarily the residential market. Travel expenses also increased to $84,000 in 2003 compared to $25,000 in 2002. Travel expense increase is primarily related housing and travel expenses incurred by the new management team, whose primary residence is outside the State of Utah. Bad debt expenses also increase to $126,000 in 2003 from $16,000 in 2002, reflecting collection concerns related to commercial customers. Office, insurance and advertising expense also increased, again a reflection of the residential market expansion.

Liquidity and Capital Resources

         As of December 31, 2003, current assets were $245,000 while current liabilities were $1,911,000 equaling a $1,666,000 working capital deficit. In order for CeriStar to continue operating, additional capital is essential as operating revenues are not capable of supporting current operations. During
2003, CeriStar received approximately $462,000 from the sale of its common stock, and borrowed $1,177,000 to fund operations and equipment purchases. A majority of the borrowed funds are short-term and either have warrants attached or are convertible into common stock.

         Our principal sources of liquidity and operating capital are the net proceeds from debt and the issuance of common stock for cash, which provided net cash proceeds of approximately $1,607,000 and $859,000 respectively, in 2003 and 2002. This cash was used to fund operations and the purchase of $287,000 of equipment in 2003 and $86,000 of equipment in 2002. Of the short-term debt incurred in 2003, $864,000 was received from a finance company. Operating activities used $1,184,000 in 2003 and $748,000 in 2002.

         To meet our funding needs in 2004, CeriStar is actively seeking debt and equity funding in both the public and private capital markets. There can be no assurances that adequate funding can be obtained.

Risks Related to Our Business

         Certain statements contained in this Form 10-KSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," and "should," or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

         We have substantial losses and negative cash flow.

         Since our inception in 1999, we have had substantial and recurring losses and negative cash flow. We are at risk of continued losses until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn profits. If we continue to lose money over a period of time, we may be forced to discontinue our operations.

         We required substantial capital to grow our business and sustain current operations.

         Since our inception, we have required substantial capital to fund our business operations. Our future capital requirements will depend upon many factors, including the adoption of converged, Triple Play services, requirements to maintain adequate telecommunications capabilities, expansion of our marketing and sales efforts and the status of competitive products and services.

         Our business operates at a loss and we require additional capital to fund current operations.

         Historically, our revenues have been less than our expenses and we have financed our operations primarily through sales of equity and debt securities. We expect to enter into additional financial transactions, which could result in significant dilution or substantial indebtedness.

         Our access to capital is uncertain.

         We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through the private placement of debt or equity. If additional funds are raised or acquisitions are made by issuing equity securities, further dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations. Our future revenue and operating results depend on a number of factors.

         We are in a rapidly changing industry which affects our ability to forecast growth and revenues.

         Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our quarterly operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others things:

         o The amount and timing of operating costs and capital expenditures relating to the growth of our business;

         o The costs to develop and introduce new products and services in response to changing market conditions and customer preferences:

         o The announcement or introduction of new or enhanced products or services by our competitors; and

         o The entrance of a large, better capitalized competitor into our markets.

         In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as a measure of future performance.

         We may not be able to attract customers for our services.

         There is no assurance that we will be able to obtain adequate distribution of our services to a large number of subscribers. We believe that our ability to achieve revenues in the future will depend in significant part upon our ability to build upon existing relationships with, and provide support to, large, residential developers. As a result, any cancellation, reduction or delay may materially adversely affect our business, financial condition and results of operations.

         If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

         We may attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures which may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangibles and the incurrence of large immediate write-offs.

         Our ability to attract and retain key management, employees and consultants is uncertain.

         We are dependent on our management staff. The loss of services of any of these personnel could impede the achievement of our corporate goals and development objectives. There can be no assurance that we will be able to attract and retain personnel on acceptable terms given the competition among telecommunications companies for experienced personnel. In addition, we do not maintain "key-man" life insurance policies on any member of our management staff and do not expect to obtain such policies in the near future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CERISTAR
Financial Statements
December 31, 2003 and 2002

                                                                  CERISTAR, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                          Page
                                                                          ----


Independent auditors' report                                               F-1


Consolidated balance sheet                                                 F-2


Consolidated statement of operations                                       F-3


Consolidated statement of stockholders' deficit                            F-4


Consolidated statement of cash flows                                       F-5


Notes to consolidated financial statements                                 F-6



--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of CeriStar Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Ceristar, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CeriStar, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/Tanner + Co.

Salt Lake City, Utah
February 13, 2004

                                                                  CERISTAR, INC.
                                                      Consolidated Balance Sheet

                                                                    December 31,
--------------------------------------------------------------------------------



        Assets                                          2003            2002
        ------                                    ------------------------------

Current assets:
  Cash                                            $       164,183   $    28,210
  Accounts receivable, net of allowance for
    doubtful accounts of $142,242 and $16,117,
    respectively                                           68,570        52,945
  Prepaid expenses                                          4,354         3,954
  Deposits                                                  8,379         8,338
                                                  ------------------------------

        Total current assets                              245,486        93,447

Property and equipment, net                               548,919       339,395
                                                  ------------------------------

                                                  $       794,405   $   432,842
                                                  ------------------------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                $       436,924   $   385,615
  Accrued liabilities                                     303,871       101,888
  Deferred revenue                                        236,509       181,296
  Notes payable including related parties                 933,515         2,708
                                                  ------------------------------

        Total current liabilities                       1,910,819       671,507

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000
   shares authorized, no shares issued and
   outstanding                                                  -             -
  Common stock, $.001 par value, voting,
   25,000,000 shares authorized, 7,859,310 and
   5,852,197 shares issued and outstanding,
   respectively                                             7,859         5,852
  Additional paid-in capital                           10,477,098     8,546,387
  Deferred compensation                                   (96,843)     (615,011)
  Subscriptions receivable                                (28,430)     (996,289)
  Accumulated deficit                                 (11,476,098)   (7,179,604)
                                                  ------------------------------

        Total stockholders' deficit:                   (1,116,414)     (238,665)
                                                  ------------------------------

Total liabilities and stockholders'deficit        $       794,405   $   432,842
                                                  ------------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-2

                                                                  CERISTAR, INC.
                                            Consolidated Statement of Operations

                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                        2003            2002
                                                  ------------------------------

Service revenue                                   $       404,173   $   306,512
Equipment sales                                            26,457       214,440
                                                  ------------------------------

        Total revenues                                    430,630       520,952

Cost of sales                                            (511,362)     (465,202)
Selling, general, and administrative expense           (3,867,535)   (2,767,581)
                                                  ------------------------------

        Loss from operations                           (3,948,267)   (2,711,831)

Other income (expense)                                        734         1,753
Interest expense                                         (348,961)      (23,197)
                                                  ------------------------------

        Loss before benefit for income taxes           (4,296,494)   (2,733,275)

Income taxes benefit                                            -             -
                                                  ------------------------------

        Net loss                                  $    (4,296,494)  $(2,733,275)
                                                  ------------------------------

Loss per common share - basic and diluted         $         (0.62)  $     (0.58)
                                                  ------------------------------

Weighted average shares - basic and diluted             6,940,000     4,724,000
                                                  ------------------------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-3


                                                                                                                   CERISTAR, INC.

                                                                                  Consolidated Statement of Stockholders' Deficit

                                                                                          Years Ended December 31, 2002, and 2001
---------------------------------------------------------------------------------------------------------------------------------



                                     Preferred Stock     Common Stock        Additional     Deferred     Subscrip-      Accumu-
                                     -------------------------------------    Paid-in       Compen-       tions         lated
                                     Shares  Amount    Shares      Amount     Capital       sation      Receivable      Deficit
                                     --------------------------------------------------------------------------------------------
Balance, January 1, 2002                  -       -   4,180,078      4,180    5,284,625     (821,033)     (80,630)     (4,446,329)

Issuance of common stock for:
  Cash                                    -       -     328,654        329      482,584            -
  Services                                -       -   1,072,968      1,073    2,207,017            -     (911,932)              -
  Subscription receivables and
    compensation                          -       -     175,322        175      352,328     (320,000)      (6,211)              -
  Debt                                    -       -     147,768        148      308,708            -            -               -

Non-vested common stock reacquired
   through employee terminations                        (52,593)       (53)    (163,875)     161,444        2,484               -

Amortization of deferred
  compensation                            -       -           -          -            -      364,578            -               -

Preferential conversion feature and
  issue of warrants with long-term
  debt                                    -       -           -          -       75,000            -            -               -

Net loss                                  -       -           -          -            -            -            -      (2,733,275)
                                     --------------------------------------------------------------------------------------------

Balance, December 31, 2002                -       -   5,852,197      5,852    8,546,387     (615,011)    (996,289)     (7,179,604)

Issuance of common stock for:
  Cash                                    -       -     224,097        224      462,166            -            -               -
  Services                                -       -   1,949,383      1,949    1,264,362            -     (769,144)              -

Employee stock subscriptions
  satisfied through services              -       -           -          -            -            -       69,894

Non-vested common stock canceled
   through employee terminations          -       -    (166,367)      (166)    (222,817)     211,500       11,483               -

Amortization of deferred
  compensation and                                                                                              -
  subscriptions receivable                -       -           -          -            -      306,668    1,655,626

Preferential conversion feature and
  issue of warrants with long-term
  debt                                    -       -           -          -      427,000            -            -               -

Net loss                                  -       -           -          -            -            -            -      (4,296,494)
                                     --------------------------------------------------------------------------------------------

Balance, December 31, 2003                -   $   -   7,859,310  $   7,859 $ 10,477,098  $   (96,843) $   (28,430)  $ (11,476,098)
                                     --------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                  F-4

                                                                  CERISTAR, INC.
                                            Consolidated Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                        2003          2002
                                                   -----------------------------

Cash flows from operating activities:
  Net loss                                         $  (4,296,494) $  (2,733,275)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        77,414         63,682
     Stock issued for services                           497,167      1,322,450
     Amortization of deferred compensation               306,668        364,578
     Stock subscription satisfied with services        1,725,520              -
     Amortization of discount on long-term debt          213,003         10,000
     Bad debt expense                                    126,125         16,117
   Decrease (increase) in:
     Accounts receivable                                 (90,181)       (66,856)
     Prepaid expense                                        (400)             -
     Deposits                                                (41)        (8,338)
   Increase (decrease) in:
     Accounts payable                                     51,309        186,990
     Accrued liabilities                                 201,983         40,489
     Deferred revenue                                      3,644         56,396
                                                   -----------------------------

        Net cash used in operating activities         (1,184,283)      (747,767)
                                                   -----------------------------

Cash flows used in investing activities-
  purchase of property and equipment                    (286,938)       (86,018)
                                                   -----------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 462,390        482,913
  Proceeds from related party note                       103,000        140,300
  Payments on related party notes payable                 (9,798)             -
  Proceeds from note payable                             209,916        228,394
  Payments on note payable                               (10,090)       (59,838)
  Proceeds from convertible short-term debt              864,000             -
  Proceeds from convertible long-term debt                     -         75,000
  Payments on convertible long-term debt                 (12,224)        (7,292)
                                                   -----------------------------

        Net cash provided by financing activities      1,607,194        859,477
                                                   -----------------------------

Net increase in cash
   and cash equivalents                                  135,973         25,692

Cash and cash equivalents at beginning of period          28,210          2,518
                                                   -----------------------------

Cash and cash equivalents at end of period         $     164,183  $      28,210
                                                   -----------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-5

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements

                                                     December 31, 2003, and 2002
--------------------------------------------------------------------------------


1.   Organization       CeriStar,  Inc.  (formerly Planet Resources,  Inc.) (the
     and                Company)  operates in the  communications  industry as a
     Description        developer and service provider of IP technology  applied
     of Business        to data convergence. The Company is located in Salt Lake
                        City, Utah, and was formed in December 1999.

                        On September 10, 2002 the Company entered into an Agreement and Plan of Merger with Planet Resources, Inc and its wholly owned subsidiary (together referred to as Planet) in which all the issued and outstanding stock of the Company, including Convertible Preferred Series A shares (Series A) and Convertible Preferred Series B shares (Series B), were exchanged for the issued and outstanding stock of Planet. Series A and B shares were exchanged at a rate of approximately .757 for every common share of Planet and common shares of the Company were converted into approximately .322 shares of Planet common share. Just prior to the merger Planet authorized a 1 to 5.23 reverse stock split. The merger was accounted for as a reverse merger with the Company being the accounting acquirer.

2.   Summary of         Concentration of Credit Risk
     Significant        Financial  instruments  which  potentially  subject  the
     Accounting         Company  to   concentration   of  credit  risk   consist
     Policies           primarily of trade receivables.  In the normal course of
                        business,   the   Company   provides   on-going   credit
                        evaluations of its customers and maintains allowances for possible losses.

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


--------------------------------------------------------------------------------
                                                                             F-6

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Property and Equipment
     Significant        Property  and   equipment  are  recorded  at  cost  less
     Accounting         accumulated depreciation.  Depreciation and amortization
     Policies           on  capital   leases  and  property  and  equipment  are
     Continued          determined  using  the  straight-line  method  over  the
                        estimated useful lives of the assets or terms of the leases. Depreciation and amortization periods are as follows:

                         Computer equipment and software      3 - 5 years

                         Furniture and fixtures                   5 years

                        Impairment of Long-Lived Assets
                        The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                        Revenue Recognition
                        Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue.

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

--------------------------------------------------------------------------------
                                                                             F-7

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Earnings Per Common and Common Equivalent Share
     Significant        The  computation  of basic  earnings per common share is
     Accounting         computed  using the  weighted  average  number of common
     Policies           shares outstanding during the year.
     Continued
                        The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding   during   the  year   plus   common   stock
                        equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.
                        Warrants and convertible debt to issue 1,290,793 and 83,724 common stock equivalents are not included in the diluted earnings per share calculation for 2003 and 2002, respectively, since their effect is anti-dilutive.

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

                        Stock-Based Compensation
                        The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, In accordance with APB Opinion No. 25, no compensation is recognized for options granted to employees unless those options are re-priced and are subject to variable accounting. No compensation expense is recognized when stock options or warrants are granted to employees. During the year ended December 31, 2003, the Company issued 3,900,000 options to Officers of the Company to purchase the Company's common stock at an exercise price of $.38 to $.46 per share. These options expire in 2013 and vest in November of 2004.


--------------------------------------------------------------------------------
                                                                             F-8

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Stock-Based Compensation - Continued
     Significant        Had compensation  cost for these options been determined
     Accounting         based upon the fair  value at the grant date  consistent
     Policies           with the methodology  prescribed under SFAS No. 123, the
     Continued          Company's  net earnings  would have changed as set forth
                        in the table below:

                                                   Years Ended December 31,
                                                 -----------------------------
                                                     2003           2002
                                                 -----------------------------

 Net income (loss) - as reported                 $ (4,296,494)  $  (2,733,275)
 Add:   Stock-based employee compensation
 expense included in reported net loss, net of
 related tax effects                                        -               -
 Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards, net of
 related tax effects                                 (340,000)              -
                                                 -----------------------------

 Net income (loss) - pro forma                   $ (4,636,494)  $  (2,733,275)
                                                 -----------------------------

 Income (loss) per share - as reported           $       (.62)  $        (.58)
                                                 -----------------------------

 Income (loss) per share - pro forma             $       (.67)  $        (.58)
                                                 -----------------------------

                        These options were valued at the date of grant with the total calculated pro forma expense equal to approximately $1,585,000. The pro forma expense is being amortized over the vesting period of the option. No options or warrants were issued to employees for the year ended December 31, 2002.

                        The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at December 31:

                                                2003             2002
                                          ----------------------------------

 Expected dividend yield                   $              - $             -
 Expected stock price volatility                       100%          50.41%
 Risk-free interest rate                               4.0%           4.25%
 Expected life of options                          10 years         5 years

                        The weighted average fair value of each option granted to employees during 2003 was $.41.

--------------------------------------------------------------------------------
                                                                             F-9

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Reclassifications
     Significant        Certain  amounts in the 2002 financial  statements  have
     Accounting         been   reclassified  to  conform  with   classifications
     Policies           adopted in the current year.
     Continued


3.   Going              The   Company   has  a  working   capital   deficit,   a
     Concern            stockholders'  deficit,  and recurring net losses. These
                        factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

                        The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations, however, there can be no assurance the Company will be successful in these efforts.

4.   Property           Property and equipment consists at December 31:
     and
     Equipment                                     2003             2002
                                          ----------------------------------

 Computer equipment and software           $        694,137  $      410,598
 Furniture and fixtures                              13,986          10,587
                                          ----------------------------------

                                                    708,123         421,185

 Less accumulated depreciation
   and amortization                                (159,204)        (81,790)
                                          ----------------------------------

                                           $        548,919  $      339,395
                                          ----------------------------------


--------------------------------------------------------------------------------
                                                                            F-10

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Accrued            Accrued  liabilities   consisted  of  the  following  at
     Liabilities        December 31:

                                                2003             2002
                                          ----------------------------------

                        Accrued payroll    $        230,129   $      90,445
                         Other                       73,743          11,443
                                          ----------------------------------

                                           $        303,872   $     101,888
                                          ----------------------------------

6.   Deferred           The Company has entered into long-term service contracts
     Revenue            which  are   accompanied   by  payments   received  from
                        customers for initial equipment  installation to service
                        residential  developments.   Amounts  received  for  the
                        initial equipment installation are deferred until they are earned based on the terms of the contract. The balance of the deferred revenue at December 31, 2003 and 2002 was $236,509 and $181,296, respectively.

7.   Notes Payable      Notes payable consisted of the following at December 31:

                                                        2003           2002
                                                   -----------------------------
 Discounted convertible notes payable due to a
 financing company.  These notes have a face
 interest rate of 18% and an effective interest
 rate of 58% due to amortization of an original
 discount of $338,000 of which $288,000 was due to
 a beneficial con-version feature attached to the
 notes and $50,000 of the discount in the
 redemption value of the notes.  The total
 unamortized discount at December 31, 2003 was
 $178,004.  The notes are unsecured. Of the notes,
 $197,000 are due on demand with the remainder due
 through April 2004.  The notes are convertible
 upon maturity at a rate of 75% of the average
 closing bid price of the Company's common stock
 for the five trading days ending on the trading
 day immediately preceding the conversion date.     $   685,996   $           -


--------------------------------------------------------------------------------
                                                                            F-11

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Notes Payable
     Continued

 Note payable with an effective interest rate of
 57% including an original discount of $78,015
 from issuance of detachable warrants with the
 note. As of December 31, 2003 the unamortized
 portion of the discount was $45,509.  The note is
 due to a financing company and matures on August
 2004. The note is secured by equipment.                136,491               -

 Convertible notes due to a shareholder and former
 officer of the Company.  These notes bear
 interest at 12%, are unsecured, and due on
 demand.  Subsequent to December 31, 2003 these
 notes were in default. The notes are convertible
 into approximately 186,000 shares at
 approximately $.50 per share.                           93,202               -

 Note payable to an individual with interest at
 10% secured by receivables and due on demand.           17,826               -

 Note payable to a financial institution. The note
 is payable in monthly installments of $1,744,
 including interest at 14%, secured by equipment,
 and matures on May 30, 2007.  At December 31,
 2003 and 2002 the outstanding balance of the debt
 was 55,484 and 67,708 less a discount of $55,484
 and $65,000, respectively.                                   -               -
                                                    ----------------------------

                                                    $   933,515   $           -
                                                    ----------------------------

--------------------------------------------------------------------------------
                                                                            F-12

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7. Notes Payable        Future maturities of notes payable are as follows:
   Continued

                        Year Ending December 31:               Amount
                        ------------------------          ------------------

                            2004                           $        947,556
                            2005                                     16,138
                            2006                                     18,548
                            2007                                      6,757
                                                          ------------------

                                                                    988,999
                        Less discount                               (55,484)
                                                          ------------------

                                                           $        933,515
                                                          ------------------

8.   Income             The benefit for income taxes is  different  than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                     Years Ended
                                                    December 31,
                                          ----------------------------------
                                                2003             2002
                                          ----------------------------------

 Income tax benefit at
   statutory rate                          $      1,592,000   $   1,020,000
 Stock valuation for services                      (538,000)       (472,000)
 Change in valuation allowance                   (1,053,000)       (546,000)
 Other                                               (1,000)         (2,000)
                                          ----------------------------------

                                           $              -   $           -
                                          ----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following as of December 31:

                                                2003             2002
                                          ----------------------------------

 Net operating loss carry-forwards         $                  $   1,370,000
 Amortization of license technology                 287,000         298,000
 Depreciation                                      (114,000)        (48,000)
 Deferred revenue                                    88,000          26,000
 Allowance for doubtful accounts                     43,000           6,000
 Valuation allowance                             (2,705,000)     (1,652,000)
                                          ----------------------------------
                                           $              -   $           -
                                          ----------------------------------

--------------------------------------------------------------------------------
                                                                            F-13

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Income             At December 31, 2003, the Company has net operating loss
     Taxes              carry-forwards available to offset future taxable income
     Continued          of  approximately  $6,437,000 which will begin to expire
                        in  2019.  The  utilization  of the net  operating  loss
                        carry-forwards  is dependent upon the tax laws in effect
                        at the time the net operating loss carry-forwards can be
                        utilized.   A  valuation  allowance  has  been  recorded
                        against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.

9.   Common             The Company has issued  360,760 and 240,742  warrants in
     Stock              conjunction  with the  issuance  of its  securities  and
     Warrants           convertible  debt  during the years ended  December  31,
                        2003 and 2002, respectively. Warrants that were issued generally do not have a life that exceeds five years.

                        Information regarding warrants o purchase common shares is summarized below:

                                              Number of
                                               Options         Exercise
                                                 and          Price Per
                                              Warrants          Share
                                          ----------------------------------

 Outstanding at January 1, 2002                      83,724 $          1.67
          Granted                                   240,742     1.67 - 4.50
          Expired                                         -               -
                                          ----------------------------------

 Outstanding at December 31, 2002                   324,466     1.67 - 4.50

          Granted                                 4,260,760      .38 - 4.50
          Expired                                         -               -
                                          ----------------------------------

 Outstanding at December 31, 2003                 4,585,226 $    .38 - 4.50
                                          ----------------------------------

--------------------------------------------------------------------------------
                                                                            F-14

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Common             The  following  table   summarizes   information   about
     Stock              outstanding  warrants  and options  for common  stock at
     Warrants           December 31,
     Continued
                            Outstanding                     Exercisable
               -----------------------------------------------------------------
                            Weighted
                             Average
                            Remaining    Weighted
    Range of     Number    Contractual    Average                    Average
    Exercise      Out-        Life       Exercise       Number       Exercise
     Prices     standing     (Years)       Price     Exercisable      Price
 -------------------------------------------------------------------------------

 $  .38 -   .58  3,900,000         9.79 $        .45             - $           -
    1.00 - 2.55    395,489         2.41         1.39       395,489          1.39
    3.30 - 4.50    289,737         2.04         3.71       289,737          3.71
 -------------------------------------------------------------------------------

 $  .38  - 4.50  4,585,226         8.66 $        .73       685,226 $        2.37
 -------------------------------------------------------------------------------


10.  Stock              Subscriptions  receivable  consist of the  obligation of
     Subscriptions      employees  to purchase  common  shares.  In addition the
     Receivable         Company may enter into  contracts  with  consultants  in
                        which the Company issues stock at the commencement of the contract period. The value of the services or common stock given, which ever is more determinable is recorded as a stock subscription and amortized as expense over the period of the service contract. At December 31, 2003 and 2002 there were approximately $28,000 and $996,000 of subscriptions receivable related to these contracts

11.  Deferred           Deferred  compensation  is  comprised  of  common  stock
     Compensationns     issuances to employees which have not yet vested.  As of
                        December 31, 2003 and 2002 the company had common stock for employee services valued at $96,843 and $615,011, respectively. The measurement date of compensation is the date the shares were granted.


12.  Supplemental       During the year ended December 31, 2003, the Company had
     Cash Flow          significant non-cash financing and  investing activities
     Information        as follows:

                             o     Issued  1,282,000  common  shares  valued  at
                                   $769,144  to   consultants   for   short-term
                                   contract services.



--------------------------------------------------------------------------------
                                                                            F-15

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Supplemental            o     Cancelled  166,367  unvested shares of common
     Cash Flow                     stock valued at $222,983 recorded as deferred
     Information                   compensation  of $211,500  and  subscriptions
     Continued                     receivable   of  $11,483,   due  to  employee
                                   terminations.

                             o Issued warrants in connection with debt which resulted in a debt discount of $139,000.

                             o     Debt   issued  with   beneficial   conversion
                                   features valued at $288,000 which resulted in debt discounts.

                             o Recorded accounts receivable for unearned revenue of $51,569.

                        During the year ended December 31, 2002, the Company:

                             o     Financed  the  purchase of  equipment  with a
                                   cash  advance   from  a  customer   which  it
                                   classified as unearned revenue of $103,196.

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


--------------------------------------------------------------------------------
                                                                            F-16

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Supplemental       Cash paid for interest and income taxes are as follows:
     Cash Flow
     Information
     Continued                                     Years Ended
                                                   December 31,
                                         ----------------------------------
                                               2003            2002
                                         ----------------------------------

                        Interest         $       122,214   $       23,197
                                         ----------------------------------

                        Income taxes     $             -   $            -
                                         ----------------------------------


13.  Related Party      Related party transactions are as follows:
     Transactions
     Otherwise               o     During the year ended  December 31, 2002,  an
     not disclosed                 officer of the Company and  relatives  of the
                                   Officer exchanged $127,200 of notes payable for 59,585 shares of the Company's common stock.

14.  Major              Sales to customers which exceeded 10% of total sales are
     Customers          as follows for the years ended December 31:

                                               2003            2002
                                         ----------------------------------

                        Customer A        $       155,000 $        152,000
                        Customer B        $             - $         91,000
                        Customer C        $             - $         60,000

15.  Commitments        Litigation
     and                The Company may become or is subject to  investigations,
     Contingencies      claims or  lawsuits  ensuing  out of the  conduct of its
                        business. The Company is currently not aware of any such items which it believes could have a material effect on its financial position.

16.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables  and payables.  The carrying amount of cash,
     Instruments        receivables,  convertible  long-term  debt and  payables
                        approximates fair value because of the short-term nature of these items.


--------------------------------------------------------------------------------
                                                                            F-17

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Recent             In June 2002, the FASB issued SFAS No. 146,  "Accounting
     Accounting         for Costs Associated with Exit or Disposal  Activities."
     Pronounce-         This  standard,  which is effective for exit or disposal
     ments              activities  initiated after December 31, 2002,  provides
                        new  guidance  on  the   recognition,   measurement  and
                        reporting of costs associated with these activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company did have a material impact on the Company's financial position or future operations.

                        In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Instruments with Characteristics of Both Liabilities and Equity". This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "Mezzanine Capital". It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

                        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of
                        Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------
                                                                            F-18

                                                                  CERISTAR, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Recent             In November 2002, the FASB issued Interpretation No. 45,
     Accounting         Guarantor's  Accounting and Disclosure  Requirements for
     Pronounce-         Guarantees,    Including    Indirect    Guarantees    of
     ments              Indebtedness of Others (FIN No. 45). FIN No. 45 requires
     Continued          certain  guarantees to be recorded at fair value,  which
                        is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The
                        Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

                        The Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's future results of operations or financial position

                        In December 2003, the Securities and Exchange Commission
                        (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.



--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A  CONTROLS AND PROCEDURES

         In designing and evaluating our disclosure controls an procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, consequently, management has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the filling date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (since their employment in
September 2003), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive and Chief Financial Officer each has concluded that our disclosure controls and procedures are effective in ensuring that information is accumulated and communicated to both the Chief Executive and Chief Financial Officer, as appropriate.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth our control persons and executive officers.

Current Directors and Executive Officers

       Name                    Age                   Position
       ----                    ---                   --------

Frederick A. Weismiller         62          Chairman of the Board, Chief
                                            Executive Officer and President

Michael B. Miller               60          Chief Operating Officer

Robert E. Lester                36          Chief Financial Officer

Mark S. Hewitt                  52          Director

Former Directors and Executive Officers

David L. Bailey                 64          Chairman of the Board, President and
                                            Chief Executive Officer

Dane P. Goodfellow              58          Vice President of Marketing and
                                            Director

G. Earl Demorest(1)             49          Vice President of Engineering and
                                            Finance

Paul D. Losee                   55          Vice President of Corporate
                                            Development

Lark M. Allen                   59          Director

         (1) Mr. Demorest is the son-in-law of Mr. Bailey.

         Fred A. Weismiller joined CeriStar as President and Chief Executive Officer and Director in October 2003. In January 2004, Mr. Weismiller became our Chairman of the Board of Directors. From September 2000 until September 2003, Mr. Weismiller was employed by MFJCo., a telecommunications consultancy company as their Chief Executive Officer. From September 2000 through June 2001, Mr. Weismiller was the Chief Operating Officer for Mediacentric, Inc. From January 1995 until July 2000, Mr. Weismiller was employed by Pacific Gateway Exchange as Executive Vice President - International Marketing. From 1990 until 1995, he was employed by Telecom New Zealand, most recently as its Managing Director. From 1969 through 1989 Mr. Weismiller was employed by AT&T, most recently as a Regional Managing Director. Prior to joining AT&T, Mr. Weismiller was with the United States Navy as a Naval Aviation Officer from September 1963 until January 1969. Mr. Weismiller obtained a BSS degree in Economics from Fairfield University in 1963 and a MBA in Professional Management from Pace University in 1974.

         Michael B. Miller became our Chief Operating Officer in October 2003. Mr. Miller has over thirty years of telecommunications experience, including senior positions with U.S. West (now Qwest International), involved in Engineering, Construction Management and Installation and Maintenance of Central Office switching and transmission equipment. Before joining CeriStar, from May 2001 until September 2003, Mr. Miller was employed by MFJCo, a telecommunications consultancy as its COO. From September 2000 through June 2001, Mr. Miller was the Senior Vice President - Operations for Mediacentric. Between May 1998 and August 2000, Mr. Miller was an operational consultant to Nextink Communications (now XO Communications). From February 1962 until April 1998, he was employed in a variety of position for US West Communications and US West International (now Qwest Communications), most recently as General Manager, Fixed Network, Malaysia.

         Robert Lester has served as Chief Financial Officer and Director since September 2003. Mr. Lester is responsible for financial operations and reporting, corporate finance and investor relations. Prior to joining CeriStar, Mr. Lester was employed by AlphaWest Capital, a boutique advisory firm, as a Managing Director, from January 2002 until October 2003. Before joining CeriStar, Mr. Lester was employed as an investment banker and for Deutsche Banc Alex. Brown from March 2000 until June 2001; Paribas from January 1999 until March 2000; Ernst & Young, LLC from 1997 through 1998; and Merrill Lynch & Co from 1995 through 1997. Mr. Lester earned a BS in Economics from the University of California in Riverside in 1990 and a MBA from Pepperdine University in Malibu, California in 1994.

         Mark S. Hewitt has served as a member of our Board of Directors since April 2000. Currently, Mr. Hewitt is the Chief Technology Officer of Nextbend, Inc. a consumer electronics company based in Florida. Previously he was Chief Technology Officer of Mediacentric Group, a communications solutions provider from February 2000 until September 2001. From August 1999 until October 2000 he was Senior VP at I-Link, Incorporated, a unified messaging and IP telephony company. From May 1998 until September 1999 he was the Senior Director of New Product Development for Frontier Communications, a NASDAQ company which was acquired by Global Crossing. Mr. Hewitt earned a BS in Electronics Engineering in 1974 from the University of Alaska.

         David L Bailey served as our Chairman of the Board, President and Chief Executive Officer from December 1999 until his resignation as our President and Chief Executive Officer on October 9, 2003 and his resignation as a member of our Board of Directors on January 21, 2004. From May 1997 to December 1999, Mr. Bailey served as Managing Partner of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1993 to 1997, he was Chairman and Chief Executive Officer of VZ Corp., a software development company. Mr. Bailey has also been Chairman and Chief Executive Officer of Clyde Digital Systems and Cericor, and was the lead founder and Chief Executive Officer of Iomega, Inc.

         Dane P. Goodfellow served as Vice President of Marketing and a director of CeriStar from December 1999 until his resignation as Vice President of Marketing in May 6, 2003 and resigned as a member of our Board of Directors in January 2004. From 1998 to 1999, Mr. Goodfellow served as Vice President of Sales of ViewPoint, Inc. a software development company. From 1994 to 1997, he served as Vice President of Marketing and Sales of VZ Corp., a software development company.

         G. Earl Demorest served as Vice President of Engineering and Chief Financial Officer from December 1999 until his resignation from that position on September 21, 2003. Mr. Demorest served as Chief Financial Officer and Network Administrator of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1995 to 1997, he was Controller and Network Administrator of VZ Corp, a software development company. Mr. Demorest is also the son-in-law of Mr. Bailey. Mr. Demorest is currently employed as an engineer and is not an officer or executive employee.

         Paul D. Losee served as Vice President of Development from March 2001 until his resignation in May 2003. From 1999 to 2001, Mr. Losee was the Chief Operating Officer of Xboundary.com, Inc., an internet centric software developer. From 1998 to 1999, he was the Chief Operating Officer of IQ Telecommunications, Inc. Mr. Losee was President and founder of M+, Inc., a marketing consultancy firm.

         Lark M. Allen served as a member of our Board of Directors from April 2000 until his resignation in March 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. We are unable nor do we have any copies of any filings which may have been required to complete by our former officers and directors. In addition, we have not been able to determine if any forms required to be filed by such persons before our current officers assumed their positions were filed or copies delivered to the Company. Messrs. Weismiller, Miller and Lester did not timely file their Form 3.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for each of the last three fiscal years, all compensation awarded to, paid to or earned by the Chief Executive Officer of our company and the two other most highly compensated executive officers during any of the last three fiscal years.

                           Annual Compensation                               Long-Term Compensation
                           ---------------------------------------          --------------------------------
                                                                                Stock
                                                                                Options
                                                        Other Annual            Granted           All Other
Name and Principal                 Salary     Bonus     Compensation          (In Shares)        Compensation
Positions                  Year      $          $            $                   (#)                ($)
--------------------------------------------------------------------------------------------------------------
Frederick A. Weismiller    2003   $20,768    $7,500                          1,750,000(2)
Chairman of the Board,     2002   0          0
Chief Executive Officer    2001   0          0
and President (1)

Michael B. Miller          2003   $19,384    $6,000                          1,500,000(4)
Chief Operations Officer   2002   0          0
and Director (3)           2001   0          0

Robert E. Lester           2003   $12,000    $8,500                            650,000(6)
Chief Financial Officer    2002   0          0
and Director (5)           2001   0          0

David L. Bailey            2003   $63,173
President, Chief Executive 2002   $75,000
Officer and Director (7)   2001   $136,154

Dane P. Goodfellow         2003   $20,769
Vice President - Marketing 2002   $71,923
and Director (8)           2001   $79,788

G.Earl Demorest            2003   $75,000    $200                                                 0
Vice President Engineering 2002   $81,923                                                         0
and Finance (9)            2001   $103,615                                                        $123,750(10)

Paul D. Losee              2003   $21,577                                                         0
Vice President Corporate   2002   $95,539                                                         0
Development(11)            2001   $92,961                                                         $569,250(12)

(1) Mr. Weismiller is employed by us pursuant to an employment agreement, dated October 8, 2003. See "Executive Compensation - Employment Agreements." Pursuant to Mr. Weismiller's employment agreement, Mr. Weismiller is entitled to a monthly base salary of $7,500 with annual adjustments approved by our Board of Directors.

(2) Pursuant to Mr. Weismiller's employment agreement, Mr. Weismiller received options to purchase 1,750,000 options of our Common Stock for a price of $0.46 per share. As of March 31, 2004, none of these options are currently vested or exercisable.

(3) Mr. Miller is employed pursuant to terms of an employment agreement, dated as of October 9, 2003. See "Executive Compensation - Employment Agreements."

(4) Pursuant to Mr. Miller's employment agreement, Mr. Miller received options to purchase 1,500,000 options of our Common Stock for a price of $0.46 per share. As of March 31, 2004, none of these options are currently vested or exercisable.

(5) Mr. Lester is employed pursuant to terms of an employment agreement, dated as of November 18, 2003. See "Executive Compensation - Employment Agreements."

(6) Pursuant to Mr. Lester's employment agreement, Mr. Lester received options to purchase 650,000 options of our Common Stock for a price of $0.38 per share. As of March 31, 2004, none of these options are currently vested and exercisable.

(7) Mr. Bailey resigned as President and Chief Executive Officer on September 22, 2003 and as member and Chairman of the Board of Directors on January 21, 2004.

(8) Mr. Goodfellow resigned as Vice President of Marketing on May 6, 2003 and as a member of Board of Director on January 20, 2004.

(9) Mr. Demorest resigned as Chief Financial Officer on September 21, 2003 and currently is employed as an engineer, but is not an officer or deemed to be an executive employee.

(10) Represents 125,000 shares of CeriStar stock issued prior to the Planet transaction granted at $.01 per share related to payments for services.

(11)     Mr. Losee resigned in May 2003.

(12) Represents 575,000 shares of CeriStar stock issued prior to the Planet transaction granted at $.01 per share related to payments for services.

Stock Option Grants And Exercises

         We granted non-qualified stock options to Messrs. Weismiller, Miller and Lester. As of December 31, 2003, options to purchase a total of 3,900,000 shares were outstanding. The following tables show, for the fiscal year ended December 31, 2003 certain information regarding options granted to, exercised by, and held at year-end by, the current executive officers listed on the "Summary of Executive Compensation" table above.

         The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% or 10% appreciation are calculated by:

         o multiplying the number of shares of common stock subject to a given option by the exercise price per share;

         o    assuming  that  the  aggregate   stock  value  derived  from  that
              calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

         o    subtracting from that result the aggregate option exercise price.

         Percentages shown under "Percent of Total Options/SARs Granted to Employees in Fiscal Year Ended December 31, 2003 " are based on (i) options to purchase 3,900,000 shares of our common stock.

Option/SAR Grants During the Fiscal Year Ended December 31, 2003

                         Individual Grants
                       -------------------------------------

                                            % of Total
                                          Options/SARs                                    Potential Realizable
                        Number of         Granted to                                     Value at Assumed Annual
                        Securities        Employees in        Exercise                    Rates of Stock Price
                        Underlying        Fiscal Year         or Base                     Appreciation for Option
                        Options/SARs      Ended  December     Price        Expiration      Term
   Name                 Granted (#)       31, 2003            ($/Share)    Date           5% ($)       10% ($)
 ---------------------- ----------------- ------------------- ------------ ------------- ------------ ------------
Frederick A.              1,750,000               44.87%         $0.46    Oct 7, 2013   $1,312,500   $2,082,500
Weismiller (1)
Michael B. Miller (2)     1,500,000               38.46%         $0.46    Oct 7, 2013   $1,125,000   $1,785,000
Robert E. Lester (3)        650,000               16.67%         $0.38    Nov 18, 2013   $ 403,000    $ 643,500

(1) Pursuant to Mr. Weismiller's employment agreement, Mr. Weismiller received options to purchase 1,750,000 options of our Common Stock for a price of $0.46 per share. As of March 31, 2004, none of these options are currently vested or exercisable.

(2) Pursuant to Mr. Miller's employment agreement, Mr. Miller received options to purchase 1,500,000 options of our Common Stock for a price of $0.46 per share. As of March 31, 2004, none of these options are currently vested or exercisable.

(3) Pursuant to Mr. Lester's employment agreement, Mr. Lester received options to purchase 650,000 options of our Common Stock for a price of $0.38 per share. As of March 31, 2004, none of these options are currently vested or exercisable.

Compensation of Directors

         Our non-employee directors do not receive any additional compensation for serving as a member of our board of directors or for attending any of our board committees, but non-employee directors are reimbursed for out-of-pocket expenses incurred in connection with attending our board and board committee meetings.

Employment Contracts

         We entered into employment agreements with Mr. Weismiller to serve as our Chief Executive Officer, with Mr. Miller to serve as our Chief Operations Officer and with Mr. Lester to serve as our Chief Financial Officer.

         Frederick A. Weismiller
         -----------------------

         In October 2003, we entered into an employment agreement with Frederick Weismiller (the "Weismiller Agreement"), whereby Mr. Weismiller became our President and Chief Executive Officer for a term of one year. The Weismiller Agreement includes provisions allowing this term to be extended for successive one year terms unless terminated by either party. Under the terms of the Weismiller Agreement, Mr. Weismiller receives a salary of $7,500 per month.

         Michael B. Miller
         -----------------

         In October 2003, we entered into an employment  agreement  with Michael
B.  Miller  (the  "Miller  Agreement"),  whereby  Mr.  Miller  became  our Chief
Operations Officer for a term of one year. The Miller Agreement includes provisions allowing this term to be extended for additional one year terms unless terminated by either party. Under the terms of the Miller Agreement, Mr. Miller receives a salary of $7,000 per month.

         Robert E. Lester
         ----------------

         In November  2003, we entered into an employment  agreement with Robert
E. Lester (the "Lester Agreement"), whereby Mr. Lester became our Chief Financial Officer for a one year term. The Lester Agreement includes provisions allowing this term to be extended for additional one year terms unless terminated by either party. Under the terms of the Lester Agreement, Mr. Miller receives a salary of $6,500 per month.

         Under each of the Weismiller, Miller and Lester Agreements, in the event of a change of control, which, as defined under these agreements, Messrs. Weismiller, Miller and Lester are entitled to certain severance benefits, including a lump sump payment equal to six months of their then current salary and all their stock options granted in these agreements shall immediately vest.

         Prior to the Weismiller, Miller and Lester Agreements, we did not have any employment agreements with any current or former employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

         The following table sets forth certain information regarding the ownership of our Common Stock as of March 31, 2004 by: (i) each director; (ii) each of the executive officers named in the Summary of Executive Compensation table in Item 10 of this Report; (iii) all executive officers and directors of the company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock. Unless otherwise indicated, the mailing address for each party listed below is c/o CeriStar, Inc., 50 West Broadway, Suite 1100, Salt Lake City, Utah 84119.

Beneficial Owner                                Beneficial Ownership (1)
                                                                Percent of Total
Executive Officers and Directors            Number of Shares        Class
--------------------------------
Frederick A. Weismiller                               0             -
Michael B. Miller                                     0             -
Robert E. Lester                                      0             -
Mark Hewitt                                      19,925             *

5% Stockholders
---------------
SovCap Equity Partners
c/o Lion Corporate Securities Ltd.
Cumberland House #27
Cumberland Street
P.O. Box N-10818
Nassau, New Providence                          773,888             9.67%

Former Officers and Directors
-----------------------------
David L. Bailey(2)
1971 N. Summerwood Drive
Farmington Utah 84025                           844,927            10.56%

G. Earl Demorest
1529 East Hilda Drive
Fruit Heights, Utah 84037                       161,112             2.01%

Dane P. Goodfellow
8798 South Sutton Way
Salt Lake City, Utah 84121                      254,865             3.18%

Paul D. Losee
2783 Hobbs Creek Drive
Layton, Utah 84040                                    0             -

*        Less than one percent.

(1) This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated  in the  footnotes  to this table and  subject  to  community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 8,004,450 shares of the Company's Common Stock outstanding on March 31, 2004 adjusted as required by rules promulgated by the Securities and Exchange Commission.

(2)      Includes 39,028 shares owed by Connie Bailey, the wife of Mr. Bailey.

Equity Compensation Plan Information

         2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and New Planet Resources, Inc. Stock Incentive Plan

         We maintain the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and the New Planet Resources, Inc. Stock Incentive Plan, pursuant to which we may grant equity awards to eligible persons. The following table provides information as of March 31, 2004 about equity awards under these plans.

                                     Number Of Securities To      Weighted Average
                                    Be Issued Upon Exercise       Exercise Price of       Number of Securities
                                    of Outstanding Options,     Outstanding Options,    Remaining Available for
      Private Plan Category           Warrants And Rights        Warrants And Rights        Future Issuance
---------------------------------- --------------------------- ------------------------ -------------------------

Equity Compensation Plans                      0                        $0.00                      0
Approved by Security Holders (1)

Equity Compensation Plans Not                  0                        $0.00                   225,731
Approved by Security Holders(2)

Total                                          0                        $0.00                   225,731

(1) As of March 31, 2004, the New Planet Resources, Inc. Stock Incentive Plan had no shares issued or grants underlying such plan.

(2) As of March 31, 2004, the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan had available for issuance approximately 225,731 shares. The number of options presented in this chart do not include the 3,900,000 options to purchase shares of stock issued to Messrs. Weismiller, Miller and Lester. See "Executive Compensation - Stock Option Grants and Exercises."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

         During 2003, David L Bailey, loaned $78,000 to CeriStar, his brother loaned CeriStar $15,000 and his sister-in-law loaned CeriStar $10,000. Of the monies loaned by Mr. Bailey, $9,798 has been used to offset amounts due CeriStar for stock subscriptions. During 2002, Mr. Bailey, wife and nephew loan $127,200 to CeriStar, which was later exchanged for 4,736 shares of Series B convertible preferred stock (converted to 3,585 of CeriStar common stock) 56,000 shares of CeriStar common stock. During 2001 Mr. Bailey, his wife and his brother purchased a total of 27,200 shares of Series B convertible preferred stock for $68,000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

         (a)(3) Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-KSB.

         10.01       Amendment   Number  1  to  Employment   Agreement   between
                     CeriStar, Inc. and Fred Weismiller dated October 1, 2003.

         10.02       Amendment   Number  1  to  Employment   Agreement   between
                     CeriStar, Inc. and Michael Miller dated October 9, 2003.

         10.03       Amendment   Number  1  to  Employment   Agreement   between
                     CeriStar, Inc. and Robert Lester dated November 18, 2003.

         31.1        Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2        Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1        Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2        Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         (a)(4)      Previously Filed Exhibits

         Exhibit       Description
         -------       -----------

         3.1         Certificate of Incorporation(1)

         3.2         Bylaws(1)

         4.1         Specimen Common Stock Certificate(1)

         10.1 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.(2)

         10.2        New Planet Resources, Inc. Stock Incentive Plan(3)

         10.2        Agreement and Plan of Merger between Planet Resources, Inc.
                     and CeriStar, Inc. (4)

         10.01       Employment  Agreement  between  CeriStar,   Inc.  and  Fred
                     Weismiller dated October 1, 2003. (5)

         10.02 Employment Agreement between CeriStar, Inc. and Michael Miller dated October 9, 2003. (5)

         10.03 Employment Agreement between CeriStar, Inc. and Robert Lester dated November 18, 2003. (5)

(1)      Incorporated by reference from Form 8-A, as filed on March 1, 2001.
(2) Incorporated by reference from Registration Statement on Form S-8, as filed on September 10, 2002.

(3) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 19, 1999.
(4) Incorporated by reference from Form 8-K, as filed on September 17, 2002.
(5) Incorporated by referenced from Form 10-QSB, as filed on November 19, 2003.

         (a)  Current Reports on Form 8-K

              We filed the following Current Reports on Form 8-K during 2003

              (i)    On March 5, 2004 to file a press release.

              (ii) On January 21, 2004 to announce the resignation of Mr. Goodfellow as a member of our Board of Directors.

              (iii) On January 13, 2004 to announce the resignation of Mr. Bailey as our Chairman of the Board and President

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         We retained Tanner & Co. to audit the consolidated financial statements for the fiscal years ended December 31, 2003 and to provide various accounting services during the fiscal year ended December 31, 2003. The aggregate fees billed for professional accounting services by Tanner & Co. for the fiscal years ended December 31, 2003 are as follows: follows:

                                                  2003                  2002
                                                  ----                  ----
           Audit Related fees                   $41,843               $34,700
           Audit fees                              -                     -
           Tax fees                                -                     -
           Total                                $41,843               $34,700

         Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 8-K Current Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

         Audit Related Fees. This category consists of assurance and related services that were reasonably related to the performance of the audit of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category were for benefit plan audits.

         Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category were for tax return preparation and technical tax advice.

         All  Other  Fees.   All  other  fees  would  include  fees  billed  for
professional services that were not the result of an audit or review.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CERISTAR, INC.


Dated: April 13, 2004                      /s/ Frederick A. Weismiller
                                           ---------------------------
                                           Frederick A. Weismiller
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /s/ Frederick A. Weismiller
                                           -----------------------------=----
                                           Frederick A. Weismiller
Dated: April 13, 2004                      Chairman of the Board, Chief
                                           Executive Officer and President


                                           /s/ Michael B. Miller
                                           ----------------------------=-----
                                           Michael B. Miller
Dated: April 13, 2004                      Chief Operations Officer


                                           /s/ Robert E. Lester
                                           ----------------------------=-----
                                           Robert E. Lester
Dated: April 13, 2004                      Chief Financial Officer (Principal
                                           Financial Officer)


Dated: April 13, 2004                      /s/ Mark S. Hewitt
                                           ----------------------------------
                                           Mark S. Hewitt
                                           Director