Form 10QSB
period 2004-03-31
CERISTAR INC
filed 2004-05-17
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                                                    Yes X   No__


         State the number of shares outstanding of each of the issuer classes of common equity as of May 10, 2004.

          Common Stock, par value $.001                         8,065,720
             (Title of each class)                           (Number of shares)

                              CERISTAR CORPORATION
                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

          Condensed Consolidated Unaudited Balance Sheet at March 31, 2004

          Condensed Consolidated Unaudited Statements of Operations for the three months ended March 31, 2004 and 2003

          Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended March 31, 2004 and 2003

          Notes to Condensed Consolidated Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Signatures

Exhibits

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

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                 March 31, 2004




        Assets
        ------

Current assets:
  Cash                                                        $           6,338
  Accounts receivable, net of allowance for
    doubtful accounts of $142,242                                       146,852
  Prepaid expenses                                                       33,179
  Deposits                                                               21,379
                                                              ------------------

        Total current assets                                            207,748

Property and equipment, net                                             548,068
                                                              ------------------

                                                              $         755,816
                                                              ------------------

--------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
  Accounts payable                                            $         439,243
  Accrued payroll and other liabilities                                 321,327
  Deferred revenue                                                      259,449
  Notes payable including related parties                             1,506,383
                                                              ------------------

        Total current liabilities                                     2,526,402

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, voting, 25,000,000 shares
    authorized, 8,004,450 shares issued and outstanding                   8,004
  Additional paid-in capital                                         10,660,960
  Deferred compensation                                                 (76,162)
  Subscriptions receivable                                              (28,430)
  Accumulated deficit                                               (12,334,958)
                                                              ------------------

Total stockholders' deficit:                                         (1,770,586)
                                                              ------------------

Total liabilities and stockholders'deficit                    $         755,816
                                                              ------------------


     See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF
                   OPERATIONS For The Periods Ended March 31,




                                                       2004           2003
                                                --------------------------------

Service revenue                                 $       67,011   $      106,222

Cost of sales                                           99,743          124,168
Selling, general, and administrative expense           482,331        1,103,693
                                                --------------------------------

Loss from operations                                  (515,063)      (1,121,639)

Other income (expense)                                       -              358
Interest expense                                      (343,797)          (2,574)
                                                --------------------------------

Loss before benefit for income taxes                  (858,860)      (1,123,855)

Benefit for income taxes                                     -                -
                                                --------------------------------

Net loss                                        $     (858,860)  $   (1,123,855)
                                                --------------------------------

Loss per common share - basic and diluted       $        (0.11)  $        (0.19)
                                                --------------------------------

Weighted average shares - basic and diluted          7,915,000         5,861,000
                                                --------------------------------


     See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.
             CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASHFLOWS
                      For The Three Months Ended March 31,




                                                     2004              2003
                                                  -----------------------------

Cash flows from operating activities:
  Net loss                                        $   (858,860)  $   (1,123,855)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                     38,345            4,304
      Stock issued for services                         33,382           34,988
      Amortization of deferred compensation             20,681           76,667
      Amortization of deferred revenue                  (8,760)               -
      Stock subscription satisfied with services             -          670,158
      Amortization of discount on long-term debt       256,479              220
      Decrease (increase) in:
        Accounts receivable                            (78,282)         (24,090)
        Deposits                                       (13,000)               -
     Increase (decrease) in:
        Accounts payable                               (26,506)          22,306
        Accrued liabilities                             17,456           65,243
        Deferred revenue                                31,700            3,500
                                                  ------------------------------

          Net cash used in operating activities       (587,365)        (270,559)
                                                  ------------------------------

Cash flows used in investing activities-
purchase of property and equipment                     (37,494)          (5,265)
                                                  ------------------------------

Cash flows from financing activities:
  Cash overdraft                                             -            2,668
  Proceeds from issuance of common stock                     -          239,874
  Proceeds from related party note                       3,000            8,000
  Proceeds from convertible short-term debt            475,000                -
  Payments on note payable                              (3,537)               -
  Payments on related party notes payable               (4,108)               -
  Payments on convertible long-term debt                (3,341)          (2,928)
                                                  ------------------------------

Net cash provided by financing activities              467,014          247,614
                                                  ------------------------------

Net decrease in cash
   and cash equivalents                               (157,845)         (28,210)

Cash and cash equivalents at beginning of period       164,183           28,210
                                                  ------------------------------

Cash and cash equivalents at end of period        $      6,338   $            -
                                                  ------------------------------


     See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2004


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation-- The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. CeriStar Inc., (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the CeriStar's financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB.

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

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
                                                         Three Months Ended
                                                             Mar. 31
                                                         2004            2003
--------------------------------------------------------------------------------
Net loss ( A )                                          ($858,860)  ($1,123,855)

Weighted average outstanding common shares ( B )        7,915,000     5,861,000

Dilutive effect of outstanding warrants                   -0-             -0-
--------------------------------------------------------------------------------

Common stock and common stock equivalents ( C )         7,915,000     5,861,000
--------------------------------------------------------------------------------

Earnings per share:
  Basic (A/B)                                              ($0.11)       ($0.19)
--------------------------------------------------------------------------------
  Diluted (A/C)                                            ($0.11)       ($0.19)
--------------------------------------------------------------------------------

At March 31, 2004, and March 31, 2003 there were outstanding options and warrants to purchase 4,485,226 and 427,677 shares of common stock and debt conversion features to purchase 9,385,407 and -0- shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Revenue Recognition- Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales related to long-term service contracts, which do not meet this criteria, are deferred and recognized ratably over the period of the contract and are recorded as unearned revenue.

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending March 31, 2004 and 2003 to employees.

NOTE 2--GOING CONCERN

The Company has a working capital deficit, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 3 - SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable issued during the three months ended March 31, 2004 consisted of the following:

Convertible notes payable to a funding group totaled $475,000 for the three months ended March 31, 2004 for total debt to the group of $1,339,000. The notes are due on demand after 121 days past issuance and bear interest at 12% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that results in the notes being discounted at an initial value of $150,625, of which $100,000 is unamortized at March 31, 2004. The total discount amortized during the three months ended March 31, 2004 was $228,629.

NOTE 4-- COMMON STOCK TRANSACTIONS

The Company issued 145,140 shares for services valued at $33,382.

NOTE 5 - RECEIVABLE REPURCHASE OBLIGATION

The Company sold a receivable with recourse. Since the Company does not have sufficient experience to estimate the ultimate amount to be realized, the net proceeds that are subject to recourse are presented as a liability in the financial statements.

NOTE 6-- CASH FLOW INFORMATION

Actual amounts paid for interest for the three months ended March 31, 2004 and 2003, were $3,859 and $2,574 respectively. No income taxes were paid for the respective periods.

During the three months ended March 31, 2004, the Company purchased $37,494 of equipment to service our customer base.

During the three months ended March 31, 2004, the Company issued $475,000 of convertible short-term debt with a beneficial conversion feature discussed in
Note 3.

During the three months ended March 31, 2003, the Company received a commission, which reduced its deferred purchase obligation and was recorded as an increase of $9,000 to deferred revenue.

During the three months ended March 31, 2003, the Company reacquired 96,000 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317. During the three months ended March 31, 2004, the Company amortized $20,681 of deferred compensation into selling, general and administrative expense.

During the three months ended March 31, 2003, the Company disposed of equipment in exchange for accrued a liability of $12,540.

During August 2003, the Company obtained a note payable to a funding group for $182,000 bearing interest at 15% pre annum. The note is payable in monthly installments of $5,500 beginning February 1, 2004 through August 1, 2004 at which time the remaining unpaid principal and interest balance is due. The note includes 100,000 warrants. The total discount related to these warrants is $63,000, of which $21,000 is unamortized at March 31, 2004. A total of $24,509 of the discount was amortized to interest expense during the three months ended March 31, 2004. The note is guaranteed by the former Chairman of the Board of Directors and is secured by equipment of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

Critical Accounting Policies

In Note 1 to the financial statements for the fiscal year ended December 31, 2003 included in our 10-KSB discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to generally accepted accounting principles in the United States of America.

The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual result may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts  receivables.  In doing
so,  we  analyze  accounts   receivable  and  historical  bad  debts,   customer
credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

On September 10, 2002, CeriStar merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all of the issued and outstanding stock of CeriStar, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet Common Stock. Series A and B preferred shares of CeriStar were exchanged at a rate of .757 shares for every common share of Planet and the common stock of CeriStar were exchanged into .322 shares of Common Stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc. Since Planet had no operations for the two years prior to the merger, only CeriStar's financial condition and results or operations will be discussed.

Until we achieve profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Results of Operations

FOR THE COMPARATIVE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenue declined in the first quarter of fiscal 2004 to $67,011 from $106,222 in the first quarter of fiscal 2003. The overall decrease is primarily due to the Company's transition to residential services and the loss of two significant commercial customers from which revenues of $67,000 were recognized in the first quarter of 2003. For the three months ended March 31, 2004 revenue was primarily generated from sale of communications services with existing equipment owned by the Company.

CeriStar had a net loss in the first quarter of 2004 of $858,860 compared with a net loss in the first quarter of 2003 of $1,123,855. The $265,000 decline in the net loss was primarily due to a $674,000 non-cash decrease in professional and consulting expense partially offset by a $341,000 non-cash increase in interest expense.

Cost of revenue was $99,743 in the first quarter of 2004, compared to $124,168 in the first quarter of the prior year. This decrease in cost of sales in 2004 is due to decreased sales labor costs as we move away from engineering labor and design sales to residential service sales.

Gross margins in the first quarter of 2004 were a negative $32,700 compared to a negative $17,900 in 2003. Thus far, CeriStar has not generated a large enough customer base to cover its fixed bandwidth and service costs in 2004. As CeriStar transitions to an operating company, additional labor, engineering and bandwidth costs have been necessary to meet the needs of customers in a variety of locations. New customers coming on line in those locations can be added to the existing network with little additional cost.

Selling, general and administrative expenses decreased by $621,000 to $482,000 in the first quarter of 2004 compared to $1,104,000 in 2003 primarily due to the decrease in fees paid to consultants incurred in 2003.

Interest expense increased to $343,800 in the first quarter of 2004 from $2,600 in 2003 as a significant amount of debt was add in late 2003 and early 2004. A majority of the increase in 2004, $256,500, was the amortization of debt discount during 2004.

Liquidity and Capital Resources

CeriStar's revenues are not capable of supporting its current operations. CeriStar will be dependent on the capital markets for funding its current operations. At March 31, 2004 the Company has a working capital deficit of $2,320,000. To meet its continuing funding needs, CeriStar actively seeks funding through the sale of its common stock and issuance of debt securities. No assurance can be made that the Company will be successful in raising sufficient capital.

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

Risks Related to Our Business

Certain statements contained in this Form 10-QSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible,"
"project," and "should," or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

Our access to capital is uncertain.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through the private placement of debt or equity. If additional funds are raised or acquisitions made by issuing equity securities, further dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations. Our future revenue and operating results depend on a number of factors.

We are in a rapidly changing industry, which affects our ability to forecast growth and revenues.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our quarterly operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others things:

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

We may attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures, which may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangibles and the incurrence of large immediate write-offs.

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

ITEM 3.  Controls and Procedures

As of March 31, 2004 (the "Evaluation Date"), our current Chief Executive Officer and Chief Financial Officer respectively evaluated our disclosure controls and procedures. Based on that evaluation, these officers concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company required to be included in our reports filed or submitted by us under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are included as part of this report:

EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)   Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K, dated January 13, 2004 announcing the resignation of David L. Bailey as Chairman of the Board and member of our Board of Directors for personal reasons.

2. The Company filed a Current Report on Form 8-K, dated January 21, 2004 announcing the resignation of Dane Goodfellow as a member of our Board of Directors to pursue other endeavors.

3. The Company filed a Current Report on Form 8-K, dated March 5, 2004 as a shareholder update on progress in 2003 and Strategic Plans.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CERISTAR, INC.


Dated: May 17, 2004                             /s/ Frederick A. Weismiller
                                                ---------------------------
                                                Frederick A. Weismiller
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2004                       /s/ Frederick A. Weismiller
                                          -----------------------------------
                                          Frederick A. Weismiller
                                          Chairman of the Board, Chief
                                          Executive Officer and President

Dated: May 17, 2004                       /s/ Michael B. Miller
                                          -----------------------------------
                                          Michael B. Miller
                                          Chief Operations Officer

Dated: May 17, 2004                       /s/ Robert E. Lester
                                          -----------------------------------
                                          Robert E. Lester
                                          Chief Financial Officer (Principal
                                          Financial Officer)

Dated: May 17, 2004                       /s/ Mark S. Hewitt
                                          -----------------------------------
                                          Mark S. Hewitt
                                          Director
..