Form 10QSB
period 2004-06-30
CERISTAR INC
filed 2004-08-23
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                                                    Yes X   No__


         State the number of shares outstanding of each of the issuer classes of common equity as of August 18, 2004.

          Common Stock, par value $.001                         23,048,064
             (Title of each class)                           (Number of shares)

                              CERISTAR CORPORATION
                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

          Condensed Consolidated Unaudited Balance Sheet at June 30, 2004

          Condensed Consolidated Unaudited Statements of Operations for the three and six months ended June 30, 2004 and 2003

          Condensed Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2004 and 2003

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

                                 CERISTAR, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                  June 30, 2004


                                                                  June 30, 2004
                                                               -----------------
        Assets
        ------

Current assets:
  Cash                                                         $          2,806
  Accounts receivable, net of allowance for
    doubtful accounts of $142,242                                        69,216
  Prepaid expenses                                                       24,531
  Deposits                                                               24,880
                                                               ----------------

        Total current assets                                            121,433

Property and equipment, net                                             561,943
                                                               ----------------

        Total assets                                           $        683,376
                                                               ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                             $        341,538
  Accrued payroll and other liabilities                                 566,799
  Deferred revenue                                                      289,891
  Notes payable including related parties                             2,132,878
                                                               ----------------

        Total current liabilities                                     3,331,106

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, voting, 25,000,000 shares
    authorized, 8,090,472 shares issued and outstanding                   8,090
  Additional paid-in capital                                         10,783,468
  Deferred compensation                                                 (55,481)
  Subscriptions receivable                                              (28,430)
  Accumulated deficit                                               (13,355,377)
                                                               ----------------

        Total stockholders' deficit:                                 (2,647,730)
                                                               ----------------

Total liabilities and stockholders' deficit                    $        683,376
                                                               ----------------

See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,           Six months ended June 30,
                                                        2004             2003                2004             2003
                                                  --------------------------------    ---------------------------------
Service revenue                                   $         44,221   $      82,973    $        111,232   $      189,195

Cost of sales                                               94,296         126,475             194,039          250,643
Selling, general, and administrative expense               502,263         865,266             984,594        1,968,959
Settlement expense                                         135,000               -             135,000                -
                                                  --------------------------------    ---------------------------------

        Loss from operations                              (687,338)       (908,768)         (1,202,401)      (2,030,407)

Other income (expense)                                           -             373                   -              731
Interest expense                                          (333,081)        (41,796)           (676,878)         (44,370)
                                                  --------------------------------    ---------------------------------

        Loss before benefit for income taxes            (1,020,419)       (950,191)         (1,879,279)      (2,074,046)

Benefit for income taxes                                         -               -                   -                -
                                                  --------------------------------    ---------------------------------

        Net loss                                  $     (1,020,419)  $    (950,191)   $     (1,879,279)  $   (2,074,046)
                                                  --------------------------------    ---------------------------------

Loss per common share - basic and diluted         $          (0.13)  $       (0.14)   $          (0.24)  $        (0.33)
                                                  --------------------------------    ---------------------------------

Weighted average shares - basic and diluted              8,054,000       6,614,000           7,985,000        6,237,000
                                                  --------------------------------    ---------------------------------

     See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
                        For The Six Months Ended June 30,


                                                               2004               2003
                                                         -----------------------------------
Cash flows from operating activities:
  Net loss                                               $    (1,879,279)   $     (2,074,046)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                              77,308              40,349
       Stock issued for services                                  49,726              34,988
       Stock warrants issued for financing costs                       -              76,000
       Amortization of deferred compensation                      41,362             153,334
       Amortization of deferred revenue                          (23,227)                  -
       Stock subscription satisfied with services                      -           1,131,150
       Amortization of discount on long-term debt                416,792               3,227
       Bad debt expense                                           20,000              (8,200)
  Decrease (increase) in:
       Accounts receivable                                       (20,646)            (19,549)
       Deposits                                                  (16,500)                  -
  Increase (decrease) in:
       Accounts payable                                         (115,564)            (17,676)
       Accrued liabilities                                       262,928             125,601
       Deferred revenue                                           76,609              41,727
                                                         -----------------------------------

          Net cash used in operating activities               (1,110,491)           (513,095)
                                                         -----------------------------------

Cash flows used in investing activities-
  purchase of property and equipment                             (90,333)             (5,265)
                                                         -----------------------------------

Cash flows from financing activities:
  Cash overdraft                                                       -               2,332
  Proceeds from issuance of common stock                               -             379,887
  Proceeds from related party note                                 3,000             103,000
  Proceeds from note payable                                           -              27,916
  Proceeds from convertible short-term debt                    1,061,500                   -
  Payments on note payable                                       (10,788)            (17,050)
  Payments on related party notes payable                         (7,465)                  -
  Payments on convertible long-term debt                          (6,800)             (5,935)
                                                         -----------------------------------

          Net cash provided by financing activities            1,039,447             490,150
                                                         -----------------------------------

          Net decrease in cash
          and cash equivalents                                  (161,377)            (28,210)

Cash and cash equivalents at beginning of period                 164,183              28,210
                                                         -----------------------------------

Cash and cash equivalents at end of period               $         2,806    $              -
                                                         -----------------------------------

     See accompanying notes to condensed consolidated financial statements

                                 CERISTAR, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2004


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation-- The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. CeriStar Inc., (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

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

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                               2004            2003                2004           2003
--------------------------------------------------------------------------------------------------------------------------
Net loss ( A )                                               ($1,020,419)      ($950,191)      ($1,879,279)   ($2,074,046)

Weighted average outstanding common shares ( B )               8,054,000       6,614,000         7,985,000      6,237,000

Dilutive effect of outstanding warrants                            -0-             -0-               -0-             -0-
--------------------------------------------------------------------------------------------------------------------------

Common stock and common stock equivalents ( C )                8,054,000       6,614,000         7,985,000      6,237,000
--------------------------------------------------------------------------------------------------------------------------
Earnings per share:

  Basic (A/B)                                                     ($0.13)         ($0.14)           ($0.24)        ($0.33)
--------------------------------------------------------------------------------------------------------------------------
  Diluted (A/C)                                                   ($0.13)         ($0.14)           ($0.24)        ($0.33)
--------------------------------------------------------------------------------------------------------------------------

At June 30, 2004, and 2003 there were outstanding options and warrants to purchase 3,835,226 and 565,201 shares of common stock and debt conversion features to purchase 12,927,167 and -0- shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending June 30, 2004 and 2003 to employees.

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

NOTE 3 - SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable issued during the six months ended June 30, 2004 consisted of the following:

Convertible notes payable purchased by a funding group totaled $1,061,500 for the six months ended June 30, 2004, for total debt to the group of $1,925,500. The notes are due on demand after 121 days past issuance and bear interest at 18% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $256,875 of which $65,146 is unamortized at June 30, 2004. The total discount amortized during the six months ended June 30, 2004 was $369,733.

NOTE 4-- COMMON STOCK TRANSACTIONS

The Company issued 231,162 shares of common stock for services valued at $49,726 during the six months ended June 30, 2004.

NOTE 5-- CASH FLOW INFORMATION

Actual amounts paid for interest for the six months ended June 30, 2004 and 2003, were $15,068 and $4,619 respectively. No income taxes were paid for the respective periods.

During the six months ended June 30, 2004, the Company purchased $90,333 of equipment to service our customer base.

During the six months ended June 30, 2004, the Company issued $1,061,500 of convertible short-term debt with a beneficial conversion feature discussed in
Note 3.

During the six months ended June 30, 2003, the Company received a commission, which reduced its deferred purchase obligation and was recorded as an increase of $9,000 to deferred revenue.

During the six months ended June 30, 2003, the Company reacquired 96,000 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317. During the six months ended June 30, 2004, the Company amortized $41,362 of deferred compensation into selling, general and administrative expense.

During the six months ended June 30, 2003, the Company disposed of equipment in exchange for extinguishments of an accrued liability of $12,540.

During August 2003, the Company obtained a note payable to a funding group for $182,000 bearing interest at 15% per annum. The note is payable in monthly installments of $5,500 beginning February 1, 2004 through August 1, 2004 at which time the remaining unpaid principal and interest balance is due. The note includes 100,000 warrants. The total discount related to these warrants is $63,000, of which $5,250 is unamortized at June 30, 2004. A total of $40,259 of the discount was amortized to interest expense during the six months ended June 30, 2004. The note is guaranteed by the former Chairman of the Board of Directors and is secured by equipment of the Company.

NOTE 6 - SETTLEMENT EXPENSE

On July 1, 2004, the Company settled the lawsuit with Wired, LC. Pursuant to the terms of the settlement, the Company will pay Wired $90,000 through October 2004, and return certain equipment to Wired. The Company estimates that it may have to replace approximately $45,000 of equipment. The Company has recorded and accrued a settlement expense $135,000 as of June 30, 2004.

NOTE 7 - SUBSEQUENT EVENTS

On August 9, 2004, 14,957,592 shares of common stock were issued in satisfaction of approximately $326,000 of convertible debt.

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

Company and Industry Overview

CeriStar, Incorporated in December of 1999 in Delaware, provides integrated broadband services, including voice, video and data services, to residential, commercial and municipal concerns through reliable, fast and intelligent IP (Internet Protocol) based networks. The Company's current principal offering is to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP) infrastructure. These communications services include a robust IP telephony package (VoIP), high-speed Internet connectivity, broadcast and IP entertainment services such as video-on-demand, , as well as security services. CeriStar also manages the quality of service (QoS) and provides customer service and billing, as well as integration, engineering and management support for its customer base and for its network.

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

Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Results of Operations

FOR THE COMPARATIVE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Total revenue declined in the first half of fiscal 2004 to $111,000 from $189,000 in the first half of fiscal 2003. The overall decrease is primarily due to the Company's transition to residential services and the loss of two significant commercial customers from which revenues of $90,000 were recognized in the first half of 2003. For the six months ended June 30, 2004 revenue was primarily generated from sale of communications services with existing equipment owned by the Company.

CeriStar had a net loss in the first six months of 2004 of $1,879,279 compared with a net loss in the first six months of 2003 of $2,074,046.

Cost of revenue was $194,000 in the first half of 2004, compared to $251,000 in the first half of 2003. This decrease in cost of sales in 2004 is primarily due to decreased sales related labor costs as we move away from engineering labor and design sales to residential service sales.

Gross margins to date 2004 were a negative $83,000 compared to a negative $61,000 in 2003. Thus far, CeriStar has not generated a large enough customer base to cover its fixed bandwidth and service costs. As CeriStar began the transition to an operating company, additional labor, engineering and bandwidth costs have been necessary to meet the needs of customers in a variety of locations. As CeriStar acquires new customers in those areas where the company's existing facilities are located, it can do so with lower cost of acquisition and can spread fixed costs associated with operating the network and facility over a larger base of subscribers, thus increasing the overall profitability of the company's operations.

Selling, general and administrative expenses decreased by $984,000 to $985,000 in the first half of 2004 compared to $1,969,000 in 2003 primarily due to the decrease in fees paid to consultants incurred in 2003.

Interest expense increased to $677,000 in the first half of 2004 from $44,000 in 2003 as a significant amount of debt was add in late 2003 and 2004. A majority of the increase in 2004, $417,000, was the amortization of debt discount during 2004.

FOR THE COMPARATIVE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

CeriStar had a net loss in the second quarter of 2004 of $1,020,419, the loss in the second quarter of 2003 was $950,191. Revenues were $44,000 in the second quarter of 2003 compared to $83,000 in the second quarter of 2003. The decline in revenues was primarily due to reduced commercial revenues of $34,000.

Gross margins in the second quarter of 2004 were a negative $50,000 compared to a negative $44,000 in 2003. As CeriStar's residential customer base expands in our current facility locations, excess bandwidth capacity is expected be able to service significantly larger customer base with little or no significant increase in fixed bandwidth costs.

Selling and administrative expense decreased by $363,000 as consulting and other professional fees declined by $466,000 due to decreased dependence on consultants employed to assist in developing business plans, partnering opportunities and product positioning. Travel and insurance cost increased by $75,000.

Interest expense increased by $291,000 as additional debt was incurred to fund operations and equipment purchases.

Liquidity and Capital Resources

CeriStar's revenues are not capable of supporting its current operations. CeriStar will be dependent on the capital markets for funding its current operations. At June 30, 2004 the Company has a working capital deficit of $3,210,000. To meet its continuing funding needs, CeriStar actively seeks funding through issuance of debt securities. No assurance can be made that the Company will be successful in raising sufficient capital.

CeriStar believes that as the company proves its technology through its current customer base, it will be able to effectively and profitably deliver a technically advanced communications product to a broader range of residential, commercial, educational and governmental customers within target markets. In the past, CeriStar has been focused on development and testing of its technology, whereas now the focus is on marketing and supporting this technology. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired, as well as by the geographical reach of its network operating facilities. CeriStar's current expansion plan will require additional equity and debt capital to fund current and expanded operations. A majority of this funding is likely to be raised in the equity markets. It is anticipated that debt or lease financing of equipment will become increasingly available as the Company's service offerings gain acceptance and our markets expand, thus leveraging our investment capital. In the short term, CeriStar will remain dependent on new equity capital. No assurance can be made that the Company will be successful in raising sufficient capital.

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

Since our inception, we have required substantial capital to fund our business operations. Our future capital requirements will depend upon many factors, including the adoption of integrated broadband services, requirements to maintain adequate telecommunications capabilities, expansion of our marketing and sales efforts, and the status of competitive products and services in the marketplace.

Our business operates at a loss and we require additional capital to fund current operations.

Historically, our revenues have been less than our expenses and we have financed our operations primarily through sales of equity and debt securities. We expect to enter into additional financial transactions, which could result in significant dilution or substantial indebtedness.

Our access to capital is uncertain.

We currently have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through the private placement of debt or equity. If additional funds are raised or acquisitions made by issuing equity securities, dilution to the existing stockholders will result. We may also incur or assume substantial indebtedness. These arrangements may require us to relinquish rights to certain of our existing or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations. Our future revenue and operating results depend on a number of factors.

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

ITEM 3.  Controls and Procedures

As of June 30, 2004 (the "Evaluation Date"), our current Chief Executive Officer evaluated our disclosure controls and procedures. Based on that evaluation, he has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company required to be included in our reports filed or submitted by us under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2004, the Company settled the lawsuit with Wired, LC, disclosed in the Company's 10-KSB for the year ended December 31, 2003. Pursuant to the terms of the settlement, the Company will pay Wired $90,000 through October 2004, and return certain equipment to Wired. The Company estimates that it may have to replace approximately $45,000 of equipment. The Company has recorded and accrued a settlement expense $135,000 as of June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are included as part of this report:

EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits:

31  Certification  of Chief  Executive and Chief Financial  Officer  pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32  Certification  of Chief  Executive and Chief Financial  Officer  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


B)   Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K, dated January 13, 2004 announcing the resignation of David L. Bailey as Chairman of the Board and member of our Board of Directors for personal reasons.
2. The Company filed a Current Report on Form 8-K, dated January 21, 2004 announcing the resignation of Dane Goodfellow as a member of our Board of Directors to pursue other endeavors.
3. The Company filed a Current Report on Form 8-K, dated March 5, 2004 as a shareholder update on progress in 2003 and Strategic Plans.
4. The Company filed a Current Report on Form 8-K, dated June 28, 2004 announcing the filing of a breach of contract lawsuit against Parkway Crossing, LLC, Basin Digital Media, LLC and Summit Development and Management, LLC.
5. The Company filed a Current Report on Form 8-K, dated August 2, 2004 announcing the resignations of Fred Weismiller as Chief Executive Officer, Robert Lester as Chief Financial Officer and Michael Miller as Chief Operations Officer and the appointment of Paul D. Hamm as interim Chief Executive Officer and Mark Hewitt as Chief Technology and Operations Officer. Jerry Dunlap was named to the Board of Directors to fill the remaining term of Mr. Lester.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CERISTAR, INC.


Dated: August 23, 2004                     /s/ Paul D. Hamm
                                           ----------------
                                           Paul D. Hamm
                                           Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: August 23, 2004                     /s/ Paul D. Hamm
                                           -------------------------------------
                                           Paul D. Hamm
                                           Chief Executive Officer and President



Dated: August 23, 2004                     /s/ Mark S. Hewitt
                                           -------------------------------------
                                           Mark S. Hewitt
                                           Chief Operations Officer and Chief
                                           Technology Officer



Dated: August 23, 2004                     /s/ Mark S. Hewitt
                                           -------------------------------------
                                           Mark S. Hewitt
                                           Director
..