Form 10QSB
period 2004-09-30
Endavo Media & Communications, Inc.
filed 2004-11-23
CIK 1084507

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-119586

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
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


                                  877-721-9627
              (Registrant's telephone number, including area code)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X      No__


         State the number of shares outstanding of each of the issuer classes of common equity as of November 19, 2004.

          Common Stock, par value $.001                         10,717,983
             (Title of each class)                           (Number of shares)

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

                          PART I - FINANCIAL STATEMENT

Item 1.  Financial Statements

         Condensed Consolidated Unaudited Balance Sheet at September 30, 2004

         Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended September 30, 2004 and 2003

         Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

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

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                               September 30, 2004
                                  (unaudited)


        Assets
        ------

Current assets:
  Cash                                                            $      21,579
  Accounts receivable, net of allowance for
    doubtful accounts of $162,242                                        79,787
  Prepaid expenses                                                       27,668
  Deposits                                                               26,879
                                                                  --------------

        Total current assets                                            155,913

Property and equipment, net                                             613,109

        Total Assets                                              $     769,022
                                                                  --------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                                $     457,814
  Accrued payroll and other liabilities                                 439,130
  Unearned revenue                                                      359,536
  Notes payable including related parties                             1,698,740
                                                                  --------------

        Total current liabilities                                     2,955,220

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value, voting, 100,000,000 shares
    authorized, 8,418,837 shares issued and outstanding                   8,419
  Additional paid-in capital                                         13,388,312
  Deferred compensation                                              (1,543,459)
  Subscriptions receivable                                              (36,432)
  Accumulated deficit                                               (14,003,038)
                                                                  --------------

        Total stockholders' deficit:                                 (2,186,198)
                                                                  --------------

Total liabilities and stockholders'deficit                        $      769,022
                                                                  --------------



     See accompanying notes to condensed consolidated financial statements

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS




                                                        Three Months Ended                Nine Months Ended
                                                            September 30                    September 30
                                                       2004              2003           2004               2003
-------------------------------------------------------------------------------------------------------------------
Service Revenue                                    $     42,509    $     78,604     $     153,741    $      267,799

Cost of sales                                            89,806         145,466           283,845           396,109
Settlement expense                                        8,589               -           143,589                 -
Selling, general, and administrative expense            415,291       1,012,732         1,399,885         2,981,691
                                                   ------------    ------------     -------------    --------------

        Loss from operations                           (471,177)     (1,079,594)       (1,673,578)       (3,110,001)

Other income (expense)                                      913               -               913               731
Interest expense                                       (177,399)        (58,628)         (854,277)         (102,998)
                                                   ------------    ------------     -------------    --------------

        Loss before benefit for income taxes           (647,663)     (1,138,222)       (2,526,942)       (3,212,268)

Benefit for income taxes                                      -               -                 -                 -
                                                   ------------    ------------     -------------    --------------

        Net loss                                   $   (647,663)   $ (1,138,222)    $  (2,526,942)   $   (3,212,268)
                                                   =============   ============     =============    ==============

Loss per common share basic and diluted            $      (0.39)   $       2.47     $       (3.72)   $        10.00
                                                   =============   ============     =============    ==============

Weighted average shares - basic and diluted           1,679,000         460,000           679,000           321,000
                                                   =============   ============     =============    ==============


     See accompanying notes to condensed consolidated financial statements

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASHFLOWS
                     For The Nine Months Ended September 30,



                                                            2004             2003
                                                       --------------    --------------
Cash flows from operating activities:
  Net loss                                             $   (2,526,942)   $   (3,212,268)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           120,459            83,631
      Equipment used in lawsuit settlement                     11,554                 -
      Stock issued for services                                81,726           451,585
      Stock warrants issued for financing costs                     -            76,000
      Amortization of deferred compensation                   111,043           230,001
      Amortization of unearned revenue                        (38,135)                -
      Stock subscription satisfied with services                    -         1,356,100
      Amortization of discount on long-term debt              520,744            46,814
      Bad debt expense                                         20,000            (8,200)
    Decrease (increase) in:
      Accounts receivable                                     (31,217)          (29,551)
      Deposits and prepaid expenses                           (21,636)              (41)
   Increase (decrease) in:
     Accounts payable                                             713            42,270
     Accrued liabilities                                      228,446           173,299
     Deferred revenue                                         161,162            45,780
                                                       --------------    --------------

        Net cash used in operating activities              (1,362,083)         (744,580)

Cash flows used in investing activities-
  Purchase of property and equipment                         (196,203)          (92,690)

Cash flows from financing activities:
  Cash over-draft                                                                 3,472
  Proceeds from issuance of common stock                       22,001           462,390
  Proceeds from related party note                              3,000           103,000
  Proceeds on convertible short-term debt                   1,412,300           197,000
  Proceeds on note payable                                          -            69,708
  Payments on note payable                                    (10,788)          (17,488)
  Payments on related party note                              (10,831)                -
  Payments on convertible long-term debt                            -            (9,022)
                                                       --------------    --------------

        Net cash provided by financing activities           1,415,682           809,060
                                                       --------------    --------------

        Net (decrease) increase in cash
        and cash equivalents                                 (142,604)          (28,210)

Cash and cash equivalents at beginning of period              164,183            28,210
                                                       --------------    --------------

Cash and cash equivalents at end of period             $       21,579    $            -
                                                       ==============    ==============



     See accompanying notes to condensed consolidated financial statements

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2004


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Name Change and Reverse Stock Split- The Board of Directors voted unanimously to change the corporate name from CeriStar, Inc. to Endavo Media and Communications, Inc. and to issue one for sixteen reverse stock split. Both transactions became effective on September 24, 2004. All references to the Company's common stock in this filing have been adjusted to reflect the reverse stock split.

Basis of Presentation-- The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial statements.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company's financial statements and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB.

Net Loss Per Common Share-- Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of debt convertible into common stock and outstanding stock options and warrants using the "treasury stock" method. Such common stock equivalents are not included in diluted weighted average shares when their effect is anti-dilutive. The earnings per common share for the three and nine months ended September 30, 2004 and 2003 have been adjusted to give retroactive effect to the one-for-sixteen reverse stock split effective September 24, 2004 as if the reverse stock split had occurred on January 1, 2003.

At September 30, 2004, and 2003 there were outstanding options and warrants to purchase 2,839,702 and 42,827 shares of common stock and debt conversion features to purchase 1,249,111 and 34,113 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Revenue Recognition- Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales related to long-term service contracts, which do not meet this criteria, are deferred and are recorded as unearned revenue and recognized ratably over the period of the contract.

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending September 30, 2004 and 2003 to employees.

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

NOTE 3 - SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable issued during the nine months ended September 30, 2004 consisted of the following:

Convertible notes payable purchased by a funding group totaled $1,397,300 for the nine months ended September 30, 2004, for total debt to the group of $2,261,300. During August and September of 2004, $808,500 of these notes were converted into 2,131,078 shares of the Company's common stock, leaving $1,452,800 in convertible notes to the group outstanding as of September 30, 2004. The notes are due on demand after 121 days past issuance and bear interest at 18% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 of which approximately $43,500 is unamortized at September 30, 2004. The total discount and beneficial conversion feature amortized on all notes during the nine months ended September 30, 2004 was approximately $520,744.

NOTE 4 -- COMMON STOCK TRANSACTIONS

The Company issued 5,742,624 shares of common stock for services valued at $1,338,366 during the nine months ended September 30, 2004, $1,256,640 of which was recorded as deferred compensation. As noted above, 2,131,078 shares of common stock were issued for the conversion of $808,500 of notes payable and $93,189 of accrued interest, for a total value of $901,689. A total of 48,000 shares of common stock were issued for cash of $22,000 and a subscription receivable of $8,000.

NOTE 5 -- CASH FLOW INFORMATION

Actual amounts paid for interest for the nine months ended September 30, 2004 and 2003, were $201,700 and $8,300 respectively. No income taxes were paid for the respective periods.

During the nine months ended September 30, 2004, the Company issued 5,712,000 shares of common stock for consulting services valued at $1,256,640, which was recorded as deferred compensation.

During the nine months ended September 30, 2004, the Company issued 162,500 warrants for consulting services, with exercise prices from $.035 to $.65, expiring March 26, 2005 and immediately exercisable. The fair value of the warrants is $301,109, which was recorded as deferred compensation at September 30, 2004.

During the nine months ended September 30, 2004, the Company issued 2,131,078 shares of common stock for the conversion of $808,500 of notes payable and $93,189 of accrued interest, for a total value of $901,689.

During the nine months ended September 30, 2004, 48,000 shares of common stock were issued for cash of $22,000 and a subscription receivable of $8,000.

Effective September 23, 2004, the 16:1 reverse split reduced the outstanding shares of common stock by 40,507,701, which reduced common stock by $40,508 and increased additional paid-in-capital by the same amount.

During the nine months ended September 30, 2003, the Company received a commission, which reduced its deferred purchase obligation and was recorded as an increase of $27,900 to deferred revenue.

During the nine months ended September 30, 2003, the Company reacquired 6,000 shares of its common stock for a reduction in deferred compensation of $149,333 and subscriptions receivable of $9,317. During the nine months ended September 30, 2004, the Company amortized $111,043 of deferred compensation into selling, general and administrative expense.

During the nine months ended September 30, 2003, the Company disposed of equipment in exchange for extinguishments of an accrued liability of $12,540. During the nine months ended September 30, 2004, the Company disposed of $11,554 in satisfaction of a lawsuit.

During August 2003, the Company obtained a note payable to a funding group for $182,000 bearing interest at 15% per annum. The note is payable in monthly installments of $5,500 beginning February 1, 2004 through August 1, 2004 at which time the remaining unpaid principal and interest balance is due. The note includes 100,000 warrants. The total discount related to these warrants is $63,000, of which all has been amortized at September 30, 2004. A total of $45,509 of the discount was amortized to interest expense during the nine months ended September 30, 2004. The note is guaranteed by the former Chairman of the Board of Directors and is secured by equipment of the Company.

NOTE 6 - SETTLEMENT EXPENSE

On July 1, 2004, the Company settled the lawsuit with Wired, LC. Pursuant to the terms of the settlement, the Company paid Wired $90,000 through October 2004, and return certain equipment to Wired. The Company had to replace approximately $54,000 of equipment. The Company has recorded a settlement expense and accrued liability of approximately $144,000 as of September 30, 2004.

NOTE 7 - SUBSEQUENT EVENTS

On October 28, 2004, $792,975 of convertible short-term notes and accrued interest were converted to 1,380,285 shares of Endavo common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results for Operations

Name Change and Reverse Stock Split

The Board of Directors voted unanimously to change the corporate name from CeriStar, Inc. to Endavo Media and Communications, Inc. and to issue one for sixteen reverse stock split. Both transactions became effective on September 23, 2004.

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

With respect to revenue recognition, stock based compensation, and allowance for doubtful accounts we apply the following critical accounting policies in the preparation of our financial statements:

Revenue Recognition

We derive revenue primarily from the sale of communications services and sales of related communication equipment. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales related to long-term service contracts, which do not meet this criteria, are originally deferred and are recorded as unearned revenue and recognized ratably over the period of the contract.

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

Endavo undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB.

Company and Industry Overview

Endavo Media and Communications, Inc. first incorporated under the name of CeriStar in December of 1999 in Delaware, provides integrated broadband services, including voice, video and data services, to residential, commercial and municipal concerns through IP (Internet Protocol) based networks. The Company's current principal offering is to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP) infrastructure. These communications services include IP telephony (VoIP), high-speed Internet connectivity, analog broadcast television and IP entertainment services, such as video-on-demand. Endavo manages the quality of service (QoS) and provides customer service and billing, as well as operations, engineering and network management support for its customer base network.

On September 10, 2002, Endavo merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all of the issued and outstanding stock of Endavo, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet Common Stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of Common Stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with Endavo being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc., now Endavo Media and Communications, Inc. Since Planet had no operations for the two years prior to the merger, only Endavo's financial condition and results or operations will be discussed.

During the past quarter, Endavo has made some significant changes in the Company's business plan and objectives, along with changes that have occurred in the Company's executive management team and Board of Directors in August 2004. While the company plans to continue delivering IP voice, video and data services to its current residential customer base in Utah and continue operating and supporting its network facilities in the local market, the Company plans to develop an IP services delivery system that will enable the distribution of digital entertainment and communications services and applications over a nationwide IP/MPLS network. Once the technologies and products are sufficiently developed and tested, the Company plans to market IP services and content, on a wholesale and retail basis, to defined groups of customers in targeted geographical markets that are located within close proximity of or already connected to the national fiber backbone we plan to utilize and that have existing local or metropolitan fiber network loops.

Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Results of Operations

FOR THE COMPARATIVE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total revenue declined in the first nine months of fiscal 2004 to $154,000 from $268,000 in the first nine months of fiscal 2003. The overall decrease is primarily due to the Company's transition to residential services and the loss of a significant commercial customer from which revenues of $124,000 were recognized in the first nine months of 2003. For the nine months ended September 30, 2004 revenue was primarily generated from sale of communications services with existing equipment owned by the Company.

Endavo had a net loss in the first nine months of 2004 of $2,526,942 compared with a net loss in the first nine months of 2003 of $3,212,268.

Cost of revenue was $284,000 in the first nine months of 2004, compared to $396,000 in the first nine months of 2003. This decrease in cost of sales in 2004 is primarily due to decreased sales related labor costs as we move away from engineering labor and design sales to residential service sales and reduced bandwidth charges relating to commercial customers.

Gross margins to date 2004 were a negative $130,000 compared to a negative $128,000 in 2003. Thus far, Endavo has not generated a large enough customer base to cover its fixed bandwidth and service costs. As Endavo began the transition to an operating company, additional labor, engineering and bandwidth costs have been necessary to meet the needs of customers in a variety of locations. As Endavo acquires new customers in those areas where the Company's existing facilities are located, it can do so with lower cost of acquisition and can spread fixed costs associated with operating the network and facility over a larger base of subscribers, thus increasing the overall profitability of the Company's operations.

Selling, general and administrative expenses decreased by $1,582,000 to $1,400,000 in the first nine months of 2004 compared to $2,982,000 in 2003 primarily due to the decrease in fees paid to consultants incurred in 2003 including approximately $452,000 paid through the issuance of common stock and approximately $1.36 million paid through elimination of stock subscription receivable.

The Company settled the lawsuit with Wired, LC. Pursuant to the terms of the settlement, the Company paid Wired $90,000 through October 2004, and returned certain equipment to Wired. The Company had to replace approximately $54,000 of equipment. The Company has recorded a settlement expense of approximately $144,000 for the nine months ended September 30, 2004.

Interest expense increased to $854,000 in the first nine months of 2004 from $103,000 in 2003 as a significant amount of debt was add in late 2003 and 2004. A majority of the increase in 2004, $521,000, was the amortization of debt discount during 2004.

FOR THE COMPARATIVE THREE MONTHS ENDED September 30, 2004 AND 2003

Endavo had a net loss in the third quarter of 2004 of $647,663, the loss in the second quarter of 2003 was $1,138,222. Revenues were $43,000 in the third quarter of 2004 compared to $79,000 in the third quarter of 2003. The decline in revenues was primarily due to reduced commercial revenues.

Gross margins in the second quarter of 2004 were a negative $47,000 compared to a negative $67,000 in 2003. As Endavo's residential customer base expands in our current facility locations, excess bandwidth capacity is expected be able to service significantly larger customer base with little or no significant increase in fixed bandwidth costs.

Selling and administrative expense decreased by $597,000 as consulting and other professional fees declined by $516,000 due to decreased dependence on consultants employed to assist in developing business plans, partnering opportunities and product positioning.

The Company settled the lawsuit with Wired, LC. Pursuant to the terms of the settlement, the Company paid Wired $90,000 through October 2004, and returned certain equipment to Wired. The Company had to replace approximately $54,000 of equipment. The Company has recorded a settlement expense of approximately $9,000 for the three months ended September 30, 2004.

Interest expense increased by $119,000 as additional debt was incurred to fund operations and equipment purchases.

Liquidity and Capital Resources

Endavo's revenues are not capable of supporting its current operations. Endavo will be dependent on the capital markets for funding its current operations. At September 30, 2004 the Company has a working capital deficit of $2,799,000. To meet its continuing funding needs, Endavo actively seeks funding through issuance of debt securities. No assurance can be made that the Company will be successful in raising sufficient capital.

Endavo believes that as the Company proves its technology and products through its current customer base, it will be able to effectively and profitably deliver a technically advanced communications product to a broader range of wholesale and retail customers within defined target markets. Endavo will continue developing and testing its technology and products until such time the Company believes that the Company's products are scalable and marketable to a broader market of potential customers. At that time, the Company expects to deploy a sales and marketing plan, while continuing to develop and support its technology and products. Expansion into new market areas will be limited by the amount of investment capital and equipment financing that can be acquired, as well as by the geographical reach of its network operating facilities and scalability of its network facilities and operations. Endavo's current expansion plan will require additional equity and debt capital to fund current and expanded operations. A majority of this funding is intended to be raised in the equity markets. It is anticipated that debt or lease financing of equipment will become increasingly available as the Company's service offerings gain acceptance and our markets expand, thus leveraging our investment capital. In the short term, Endavo will remain dependent on new equity capital. No assurance can be made that the Company will be successful in raising sufficient capital.

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

There is no assurance that we will be able to obtain adequate distribution of our services to a large number of subscribers. We believe that our ability to achieve revenues in the future will depend in significant part upon our ability to build upon existing relationships with, and provide support toexisting telephone and Internet service providers, school campuses, Broadband Communities, real-estate developers and consumers. As a result, any cancellation, reduction or delay may materially adversely affect our business, financial condition and results of operations.

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

ITEM 3.  Controls and Procedures

As of September 30, 2004 (the "Evaluation Date"), our current Chief Executive Officer evaluated our disclosure controls and procedures. Based on that evaluation, he has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company required to be included in our reports filed or submitted by us under the Exchange Act.

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

The following exhibits are included as part of this report:

   A) Exhibits:

         31 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   B) Reports on Form 8-K

         1. The Company filed a Current Report on Form 8-K, dated January 13, 2004 announcing the resignation of David L. Bailey as Chairman of the Board and member of our Board of Directors for personal reasons.
         2. The Company filed a Current Report on Form 8-K, dated January 21, 2004 announcing the resignation of Dane Goodfellow as a member of our Board of Directors to pursue other endeavors.
         3. The Company filed a Current Report on Form 8-K, dated March 5, 2004 as a shareholder update on progress in 2003 and Strategic Plans.
         4. The Company filed a Current Report on Form 8-K, dated June 28, 2004 announcing the filing of a breach of contract lawsuit against Parkway Crossing, LLC, Basin Digital Media, LLC and Summit Development and Management, LLC.
         5. The Company filed a Current Report on Form 8-K, dated August 2, 2004 announcing the resignations of Fred Weismiller as Chief Executive Officer, Robert Lester as Chief Financial Officer and Michael Miller as Chief Operations Officer and the appointment of Paul D. Hamm as interim Chief Executive Officer and Mark Hewitt as Chief Technology and Operations Officer. Jerry Dunlap was named to the Board of Directors to fill the remaining term of Mr. Lester.
         6. The Company filed a Current Report on Form 8-K, dated September 23, 2004 announcing the resignation of Michael as a member of the Board of Directors and the resignation of Fred Weismiller as Chairman of the Board of Directors and also as a member of the Board of Directors.
         7. The Company filed a Current Report on Form 8-K, dated September 24, 2004 announcing the name change for CeriStar, Inc. to Endavo Media and Communications, Inc. and 1 for 16 reverse stock split.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENDAVO MEDIA AND COMMUNICATIONS, INC.


Dated: November 23, 2004                   /s/ Paul D. Hamm
                                           ----------------
                                           Paul D. Hamm
                                           Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 23, 2004                   /s/ Paul D. Hamm
                                           -------------------------------------
                                           Paul D. Hamm
                                           Chief Executive Officer and President



Dated: November 23, 2004                   /s/ Mark S. Hewitt
                                           -------------------------------------
                                           Mark S. Hewitt
                                           Chief Operations Officer and Chief
                                           Technology Officer



Dated: November 23, 2004                   /s/ Mark S. Hewitt
                                           -------------------------------------
                                           Mark S. Hewitt
                                           Director
..