Form 10KSB
period 2004-12-31
Endavo Media & Communications, Inc.
filed 2005-04-15
CIK 1084507

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16381

ENDAVO MEDIA AND COMMUNICATIONS, INC. (Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0642448 (IRS Employer Identification No.)

50 WEST BROADWAY, SUITE 400 SALT LAKE CITY, UTAH (Address of principal executive offices)	84101 (Zip Code)

(801) 297-8500
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

CERISTAR, INC.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Registrant’s revenues for its most recent fiscal year were approximately $178,000.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on the OTC Bulletin Board on March 31, 2005 was approximately $10,600,000.

On April 1, 2005, there were approximately 10,501,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

This report contains trademarks and trade names that are the property of Endavo Media and Communications, Inc. and its subsidiaries, and of other companies, as indicated.

i

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company’s expectation that the lawsuit in which it is currently engaged will be settled without any material adverse effect on the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in Part II, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Endavo Media and Communications, Inc., a Delaware corporation (“Endavo,” the “Company,” “we,” “us” or “our”), is headquartered in Salt Lake City, Utah. We provide integrated broadband services, including voice, video and data services to residential customers through Internet Protocol, or “IP,” based networks. We are also targeting commercial and municipal concerns. Our website is www.endavo.com. Any information contained on our website or any other websites referenced on our website or in this Annual Report are not a part of this Annual Report.

We were originally incorporated as Ceristar, Inc. in December 1999. On September 10, 2002, we entered into a merger with a subsidiary of Planet Resources, Inc., a Delaware corporation, in which Ceristar survived the merger and became a wholly owned subsidiary of Planet and all of our issued and outstanding common and preferred stock was exchanged for Planet’s common stock. Accordingly, as a result of the merger, we succeeded to the ownership of Planet, which was now a holding company, and continued to operate our business through Ceristar, now a wholly-owned subsidiary of Planet. Prior to the merger, Planet had no operations for two years. Subsequent to the merger, we changed our name to Endavo Media and Communications, Inc. in order to more accurately reflect the new direction of the Company and our operating subsidiary became Susquina, Inc.

Business Description

Historically, we have provided bundled broadband services, including high-speed Internet services, cable television and Voice over Internet Protocol, or “VOIP,” to residential and commercial customers through fiber-based community networks and over fiber-to-the-premises, or “FTTP.” We plan to continue delivering Internet Protocol, or “IP,” voice, video and data services to our current residential customer base in Utah and also to operate, support and expand our network facilities in both our local and other potential markets. However, our new business plan also includes the development of a distribution and transaction management system over a national IP Multicast network services delivery system that will enable the distribution of digital entertainment and communications services to connected customers and communities. We call this distribution and transaction management system the Endavo EcoSystem™.

Once our technologies and products are sufficiently developed and tested, we plan to market our “d-commerce marketplace” of digital services and content, on a wholesale and retail basis, to defined groups of customers. We define the d-commerce marketplace as any product or service that can be delivered over an IP network. This includes individual pieces of media, such as movies, music, books or images, and complete digital services, such as VoIP and secure instant messages. We intend to initially target our marketing efforts toward geographical markets located within close proximity to, or already connected to, our national fiber network and that have existing local or metropolitan fiber network infrastructure.

Market Opportunity

The convergence of voice, video and data in today’s marketplace is being facilitated by the maturation of certain IP technologies that allow these types of transmissions to be “digitized” into data packets and transported over common data networks. Traditionally, voice, video and data services have been provided via multiple delivery systems or networks, and, until recently, via separate service providers. For example, traditional telephone vendors formerly provided (i) call termination over copper wires; (ii) television over broadcast antenna, encoded cable or satellite receivers; and (iii) data services over the Internet by Internet Service Providers, or “ISPs.” In today’s marketplace, many incumbent service providers find themselves competing to offer customers bundled voice, video, and data services, known as the “triple play.” With the proliferation of broadband, along with the convergence of voice, video and data to IP, the triple play has become increasingly popular in the United States.

We believe that as IP technologies evolve, many of the current differences between cable television signals, phone transmissions and Internet data will converge until all broadband communications become IP-based, although there is no assurance that such results will occur. There are a number of dynamics existing in today’s environment that we believe are restricting the growth of the U.S. broadband market. The incumbent telephone and cable providers have found themselves in a regulatory battle to protect their turf and legacy systems. Because the natural focal point for competition among large providers is the larger markets, small-to-mid-sized markets are often left underserved. This leaves few available alternatives for next-generation technologies and services for the smaller markets. Conversely, the Internet is a hotbed market for new services, products and applications. However, the Internet is potentially overwhelming to the average consumer and does not provide them with a sufficient level of quality of service or confidence.

Our Corporate Vision and Mission

At this point in time, the d-commerce space is not well defined. Our strategy is to define (or redefine) that space and declare ourselves a leader in d-commerce. We envision a paradigm shift in which communication and entertainment evolve very rapidly. We intend to facilitate that evolution by bringing together key enabling technologies and an effective and profitable distribution system that will provide a marketplace for digital content and services representing clearly defined value to the consumer marketplace.

Our mission is to become the leading provider of managed distribution solutions for digital entertainment, data and voice products that are deliverable to our customers over broadband networks. We believe that to achieve our vision of becoming a leader in the d-commerce space, we continually will need to refine our core management and distribution services and expand our offerings of content and services in order to differentiate ourselves within the marketplace. We have identified certain key elements to increase our market presence and growth strategy:

•
Attract buyers and sellers to our marketplace by offering buyers selection, choice, control, value, security, convenience and entertainment, and offering sellers managed delivery of products, efficient distribution and marketing, logistics, operations systems support and opportunity to increase sales;

•	Continually refine and develop our message and brand;

•	Make strategic investments; and

•	Build shareholder value through innovation, operational efficiency and financial performance.

Business Strategy

We are uniting forms of entertainment and communications services into a converged, all IP distribution and management system. We are enabling the delivery of those services over a national IP Multicast network to local broadband communities. We have combined all these components to provide an end-to-end, “trusted” services system that guarantees delivery, quality of service and accountability throughout the network from content and applications to end-users.

Our business model is built around an open but managed network utilizing standard interfaces, equipment and protocols that facilitates the integration and efficient distribution of any certified product or service across the entire network. Through this open platform, a robust and differentiated menu of integrated IP content and services can be sent to the end user and delivered over multiple qualified devices that communicate and perform different or interrelated functions. The non-proprietary nature of our system allows for scalability, interoperability, mesh redundancy and easy insertion of next-generation services, applications and technologies.

Products and Services

The Endavo EcoSystem

Our EcoSystem concept is an open software platform designed to accommodate many suppliers selling symbiotic voice, video and data products and services. Using software standards, such as Session Initiated Protocol, different types of IP-based content can be integrated, distributed and managed together in a completely automated environment. Our EcoSystem model allows integrated content to be delivered through a single broadband network to anyone or everyone connected. Once physically connected to Endavo or through the Internet, service providers and broadband communities will have access to an entire marketplace of individual or bundled IP-based products aggregated from multiple independent providers across the digital content and services spectrum.

The EcoSystem is comprised of the following basic components:

•	An integration and distribution platform used to translate all content and applications into common signals and protocols enabling unified transmission over a single IP network;

•
An IP multicast stream delivers the digital signals over a national backbone network that can be accessed by broadband communities throughout the network and delivered over local fiber or other “last-mile” broadband media, including wireless, copper and powerline, all the way to the end user;

•
A common Operational Support System framework allows us to preside over the entire network, account and bill for the services, secure and control access, and provide centralized customer service and support, while allowing for decentralized network management;

•
We partner with consumer premise equipment and “last-mile” network providers to provide the connection and components necessary to make the network accessible to consumers. For instance, components might include the set-top boxes or media servers that allow subscribers to manage content, surf the Internet, send and receive email and manage their accounts; and

•	A unique characteristic of Endavo’s network will be the capability to multicast and unicast content, creating significant bandwidth efficiencies within an on-demand environment.

Residential IP Services

We currently provide bundled services for residential customers over fiber-to-the-home. These services include high-speed Internet connectivity, IP telephone service and cable-style television over fiber. We also engineer, install and manage the fiber network to and within the communities, which consist of three main parts:

•	the community operations center;

•	the point of presence facility in each community; and

•	the fiber optic cable network and supporting equipment.

However, we do not intend to expand operations as a residential service provider or fiber optic network manager.

Telephone Services

Using the latest in fiber optic and IP technologies, we currently provide traditional VoIP to our residential customers, along with typical enhanced services, such as call return, call forwarding, call waiting, caller ID, conference calling, speed dial, and last number redial.

High Speed Internet Access/Data

We currently provide Internet connectivity ranging from 128 kbps to 10 mbps on both the upstream and downstream and can provide up to 1gbps bandwidth within the Local Area Network. Internet service includes POP3 e-mail, integrated calendaring, news and sports feeds.

Digital Packet Television

We currently offer more than 230 channels of local off-air, basic, premium movie, audio music channels, video-on-demand, near-video-on-demand, music-on-demand and pay-per-view events delivered as Digital Packet Television, or “DPTV.” Our network also supports a migration to the new High Definition Television, or “HDTV,” standards.

Types of Content Delivered Through the Endavo EcoSystem

The following is a list of the content that we expect to become available to our distribution partners and subscribers, once appropriate content and application providers register their products with the EcoSystem.

•	Voice Service. Basic to enhanced Voice over IP services and applications

o	Residential
o	Enterprise

•	Video Services

o	IP-based Television
▪	Expanded Channel Line-Ups
▪	Pay-Per-View Television
▪	Video-On-Demand Services
▪	Pay-Per View On-Demand
▪	High Definition Television
▪	Digital Music Channels
▪	World Wide Web at TV
▪	Email-at-TV Control
▪	Appliance-at-TV Control
o	Niche and specialized video content on-demand
o	Video conferencing

•	Interactive and community gaming

•	Music/Audio

•	Static media

o	Image libraries
o	Comic books
o	Books
o	Electronic art

•	Data and information services

•	Advertising

•	Wireless access

Distribution Channels

We separate our distribution partners according to the method by which they are connected to our marketplace of digital content and services:

•
Physical Community Owners. This group of distribution partners includes any entity that has a captured market based on geography. This may include building owners, developers, corporate campuses, office parks, homeowners associations, independent telcos or municipalities. This group installs, or arranges to have installed, the broadband connectivity (i.e., a fiber connection to the home or office) required to deliver content to the subscriber. We currently market our products and services primarily to existing service providers, local government broadband projects, university campuses and real estate developers. Geographically, we are currently focusing on smaller to mid-sized cities and communities where the large incumbent cable and telephone providers do not compete as aggressively;

•
Virtual Community Owners. This group of distribution partners includes any entity that has a captured market regardless of geography and without the ability to determine the infrastructure on which subscribers will access the EcoSystem. This may include university student and/or alumni associations, professional associations, trade groups, and ISPs.

Consumers

We separate consumers according to the method by which they are connected to our marketplace of digital content and services:

•
Endavo Enabled Communities. These communities that have our services are enabled upon construction. The builder or community management company has installed fiber connections to every unit similar to how they would install electricity, gas, sewers and other public utilities. Upon occupancy, residents are immediately able to choose from an array of entertainment, data and voice services from a variety of providers.

•
Broadband Enabled Subscribers. Even in the absence of living in an enabled community, much of the content in the Endavo Ecosystem will still be available to any Internet user with enough bandwidth (and the correct hardware and software) to support the data streams.

Competition

The industry for telecommunications and broadband is very large and competitive. We face significant competition from larger, better-capitalized companies, as well as emerging companies, that operate and/or own broadband infrastructure in our target markets. We may compete directly with cable and satellite television providers, traditional local exchange carriers, VoIP telephony providers and ISPs. Many of these established companies have resources greater than ours and are direct competitors. We believe that we initially compete favorably with these and other entities in the smaller markets on the basis of diversity of products, distribution technology, systems support and quality assurance. Our prices are expected to be generally lower and/or will include more features, thereby offering what we believe to be a better value package. In addition, our market emphasis permits us to make these advanced services available in underserved markets. However, we cannot provide any assurance that our efforts will be successful in overcoming the efforts of our competition.

Regulatory Matters

We do not hold any domestic license with the Federal Communication Commission, or “FCC.”

Presently, the FCC does not regulate companies that provide IP telephony services as common carriers or telecommunications service providers. Despite current laws, the FCC’s potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority.

Currently, we do not believe we are subject to any state regulation with respect to our Internet related services. However, there can be no assurances that VoIP will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse affect on our operations.

We are currently licensed as a Competitive Local Exchange Carrier, or “CLEC,” licensed with the Utah Public Utility Commission, or “PUC,” under certificate number 2389, but we do not offer traditional CLEC services. A CLEC designation permits the resale of local telecommunications services.

As a CLEC, we may be subject to certain FCC rules and regulations for telephony services. However, we believe that since we provide our service using 100% IP Protocol, our VoIP services are not covered under current PUC and FCC regulation. Any proposed or enacted changes should only affect our voice services, but it is possible that new legislation in the future could also affect our data and video services.

We have previously requested CLEC status in other states and territories of the United States, but do not presently intend to pursue such additional CLEC licenses.

Many states also impose various reporting requirements or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the disgorgement of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations.

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

In a report to Congress in 1998, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as “telecommunications” even though Internet access itself would not be regulated. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations or pay carrier access charges on the same basis as traditional telecommunications companies.

A governmental body could impose further sales and other taxes on the provision of our services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. To date, no such laws have become effective. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services that we provide. It may be possible to pass on some of these costs to the consumer and continue to remain competitive.

Employees

As of March 31, 2005, we had 14 employees and seven independent contractors. All of our employees are full-time. Of our 14 employees, 10 are in service operations and four are in general administration. Of our seven independent contractors, two provide sales and marketing services on a month-to-month basis and five provide technical engineering services. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Salt Lake City, Utah. We currently lease approximately 2,000 square feet of office space on a month-to-month basis for approximately $2,500 per month. We believe that our facilities are adequate to meet our requirements through the end of fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

On March 4, 2004, Wired, L.C. filed a lawsuit against us in the Third Judicial District Court, Salt Lake County, State of Utah. Wired alleges a breach of contract under an agreement that we entered into with Wired. We believed that the case was without merit and in our response filed on March 24, 2004, we denied any breach and asserted various affirmative defenses along with counterclaims against Wired for declaratory judgment. On July 1, 2004, we settled this lawsuit and agreed to pay Wired $90,000 and return to Wired certain equipment, of which we had to replace approximately $54,000 worth. In November 2004, Wired claimed that we breached the terms of the July agreement and filed a Motion for Entry of Final Judgment. We opposed Wired’s claim and filed a Motion to Enforce Settlement Agreement on December 10, 2004. We believed that the continued prosecution and defense of these Motions would be expensive and that there was uncertainty and risk in the outcome of any litigation. On April 14, 2005, we agreed to full and complete settlement of all claims related to this case in exchange for our payment to Wired of $60,000.

In August 2003, we delivered to Basin Digital Media, LLC certain equipment, which redelivered the equipment to Summit Development and Management, LLC for installation in a residential apartment complex in Utah County, Utah known as Parkway Crossing. This equipment was to be used in connection with a Service Agreement between us and Basin.

To obtain such equipment, we entered into a loan transaction with Ridgeline, LLC and executed a secured promissory note due August 1, 2004 in the principal sum of $182,000. We also entered into a Collateral Assignment and Security Agreement to secure repayment of the note. In addition, David Bailey, our former CEO and Chairman of the Board, entered into a personal guarantee with Ridgeline with respect to our obligations under the note.

 On January 7, 2004, Summit and/or Basin delivered a notice of termination of the Service Agreement, which we refused to accept as we believe they did not have any grounds to terminate the agreement and thereafter they defaulted on their obligations under the Service Agreement, as well as their obligation to pay for the equipment. As a result, on August 1, 2004 we defaulted on our obligations under the note to Ridgeline.

On June 18, 2004, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against Parkway Crossing, Basin and Summit alleging breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraudulent inducement and tortious interference with economic relations. Parkway Crossing and Summit subsequently filed a motion to dismiss the action, which was denied and the parties are currently in the discovery phase.

As a result of our default on the promissory note with Ridgeline, Ridgeline made demand upon us and Mr. Bailey for payment of the entire remaining unpaid portion of the note. In September 2004, Mr. Bailey paid Ridgeline $200,000 under his guarantee and took an assignment of all of Ridgeline’s rights and interest in the note and related Security Agreement. At the same time, Mr. Bailey made a demand upon us for payment of the note and related obligation.

On January 26, 2005, Mr. Bailey filed a claim in the Fourth Judicial District Court, Utah County, State of Utah against us, Basin and Summit alleging breach of contract and unjust enrichment and seeking judgment against all parties in the amount of $200,000, plus interest, as well as possession of the equipment that was collateral for the note and fees and costs. We expect that this lawsuit will be settled without any material adverse effect on us; however, we cannot provide assurance that it will be settled on a basis that it acceptable to us if at all or that such settlement will not have an adverse effect on our business or operations.

In addition to the foregoing, we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 2004, a proposal to amend our charter to affect an increase of our authorized shares of common stock to 100,000,000 and our preferred stock to 5,000,000 was submitted to a group of shareholders constituting approximately 78% of our outstanding capital stock entitled to vote. By written consent in lieu of a meeting, as provided for under Delaware corporate law and our bylaws, these shareholders approved the amendment of our charter affecting the increase of authorized capital stock. In connection with the submission of the proposal to the shareholders, we filed an Information Statement with the Securities and Exchange Commission and delivered a copy to all shareholders of the Company in accordance with the Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder. No other matters were submitted to the stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol “EDVO.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Fiscal Year	Quarter Ended	High	Low

2003	March 31, 2003	$1.55	$0.30
	June 30, 2003	$0.95	$0.45
	September 30, 2003	$1.95	$0.43
	December 31, 2003	$0.58	$0.26
2004	March 31, 2004	$0.46	$0.15
	June 30, 2004	$0.28	$0.05
	September 30, 2004	$0.80*	$0.02*
	December 31, 2004	$2.26	$0.51

* On September 23, 2004, the Company effected a 1-for-16 reverse stock split. For a more detailed discussion of this reverse stock split and recent steps taken by the Company to address certain oversights in connection with that corporate action see Item 6. Management’s Discussion and Analysis - Recent Developments.

Holders of Record

On March 31, 2005, there were approximately 1,600 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in “street” name with various brokers.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company’s total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report other than sales previously reported in our public filings with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2004, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company’s (i) expectation that certain of its liabilities listed on the balance sheet under the headings “Accounts Payable,” “Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of voice, video and data services and IP open standard architecture and maintain and grow existing marketing capacity; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of its new emphasis as a distributor of IP-based content and services to existing broadband network and service providers; (v) anticipation that it will incur significantly more capital expenditures as it expects to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over its network or the network of its partners; (vi) anticipation of acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures; and (vii) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and launch of new operations in 2005.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

As we embark upon a new year and a new stage in Endavo’s development, we are faced with a number of challenges. However, we believe we have made significant progress during the last few months and further believe that we have repositioned ourselves with a view toward the launch of new strategic plans. We are confident that we can accomplish our interrelated objectives and believe our new plans will help us create a robust and differentiated product set and delivery/management model.

During the fourth quarter of 2004, we focused primarily on consolidating our previous local operations in Utah and restructuring our balance sheet and capitalization in order to position ourselves to attract equity capital. We quickly realized some of the key challenges in executing these activities, primarily, the lack of capital. We needed to acquire and install new equipment at the new community data center in Orem, Utah in order to accommodate new switching and connectivity requirements for our customers. For initial installments, we were able to acquire a significant amount of equipment through our strategic partnerships, rather than purchasing it all ourselves in the retail markets. This helped conserve precious capital.

There will be other issues that will emerge that will require our attention and ingenuity if we are to be successful in delivering IP-based content. These include foreseeable challenges such as digital rights management, or “DRM,” franchise rights, state and federal regulatory issues and issues related to the taxation of Internet services. Although we believe that the market will ultimately be characterized more by the need to spread opportunity and information than to protect manufacturers of content and established interests, we do recognize that we may need to become more sensitive to DRM issues at some point. We can relieve many of these potential pressures by leveraging partners that are already solving these issues. We also think the “local” delivery nature of the multicast model, as opposed to broadcast, will help us circumvent some of these issues, at least at the outset.

We will confront our challenges as they emerge. However, we believe that we remain ahead of the market in terms of our vision of “convergence” and that we have a unique window of opportunity to lead the market in terms of our product set and our ability to locally deliver integrated digital services to wide array of broadband customers.

Our key attributes are our small size and our reference base of existing customers that have been receiving “triple play” services from us for some time. Being a small company means that our planned changes in the strategy can quickly make meaningful impact on results without a major overhaul if we are successful in implementation.

Recent Developments

Private Placement

On February 22, 2005, we consummated a private placement of $1,425,000 principal amount of our 8% Senior Secured Convertible Notes and related securities, including common stock warrants and additional investment rights. Specifically, this transaction may ultimately result in gross proceeds to us of $4.275 million if both the additional investment rights are exercised in full.

We have agreed to file a registration statement with the Securities and Exchange Commission prior to April 25,2005, registering the shares of common stock issuable upon conversion of the 8% Senior Secured Convertible Notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future. If we fail to file the registration statement by April 25, 2005, or if it is not declared effective by the Securities and Exchange Commission within 120 days from the filing date, we are required to pay to the investors liquidated damages equal to 2.0% of the amount invested and shall pay to the investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period.

We engaged H. C. Wainwright Co., Inc., as the exclusive placement agent in connection with the private placement. Under our agreement with Wainwright we paid them a cash fee of $121,750 (9% of the gross proceeds of the financing plus a non-accountable cash allowance of 2% of the gross proceeds, less any legal fees payable to counsel to the investors). We paid the investors $35,000 for the legal fees they incurred in connection with this transaction which was included in the H.C. Wainwright fee calculation. In addition, we issued to Wainwright, warrants to purchase 239,630 shares of common stock at $.89 and 239,630 shares of common stock at $1.27. The warrants have the same terms as the warrants issued to the investors. In addition, we agreed to pay to Wainwright, a cash fee of 8% of the aggregate consideration received by us from the exercise of any warrants.

Reverse Stock Split

We recently took steps to address an oversight in an earlier attempt to effect a combination of our common stock through a reverse stock split. We intended to consummate a 1-for-16 reverse stock split of our common stock in September 2004. Our books and records and those of our transfer agent have continually reflected this transaction as contemplated. However, we discovered that an amendment to our certificate of incorporation was not properly filed at the time. Accordingly, we have taken the appropriate steps to rectify this oversight. The certificate of amendment to our certificate of incorporation, which we intend to file with the Delaware Secretary of State, will only effect those shares that were outstanding as of September 23, 2004, the original effective date of the intended reverse stock split. Accordingly, these efforts should not have any effect on the current holders of our common stock.

Preferred Stock Exchange

In September 2004, prior to the effectiveness of the 1-for-16 reverse stock split discussed above, certain shareholders exchanged 36,646,158 shares of common stock for 3,821,197 shares of our newly created Series A Preferred Stock.

The Series A Preferred Stock was not effected by the subsequent reverse stock split also effected in September 2004 and, therefore, each share of Series A Preferred Stock is convertible into 9.6 shares of our common stock at any time after September 2005, which is the one year anniversary of their issuance.

The shares of Series A Preferred Stock do not have a stated dividend rate and have a liquidation preference of $.001 per share. Each share is also entitled to vote with the common shareholders as if such share had converted to common.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this filing.

We identified our most critical accounting policies to be related to revenue recognition, allowance for doubtful accounts, asset valuation and accounting for stock options. A complete list of our accounting policies is contained in Note 1 to the notes of the consolidated financial statements. The following summarizes critical estimates made by management in the preparation of the financial statements.

Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectability is reasonably assured. Payments received prior to performance are recorded as deferred revenue. We enter into long-term service contracts in which we receive payments for initial equipment installation. These revenues are typically deferred over the life of the service term. Equipment installations relating to residential monthly contracts are recognized when installed.

Allowance for Doubtful Accounts. Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables. In the normal course of business, we provide on-going credit evaluations of our customers and maintain allowances for possible losses, which, when realized, have been within the range of management’s expectations. Management assesses its estimates of uncollectible accounts based on age of receivables and direct negotiations with our customers if disputes arise.

Impairment of Long-lived Assets. We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows of the related asset or group of assets over their estimated remaining life in measuring whether the assets are recoverable.

Accounting for Stock-based Compensation. We account for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion, or “APB,” No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock Based Compensation,” requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method.

We account for stock-based compensation issued to persons other than employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

Results of Operations

Our operating results showed a significant decrease in revenues and other areas of financial performance for the year ended 2004.

Summary of Operations
	2004	2003

Revenues	$178,000	$431,000
Cost of Revenue	419,000	511,000
Gross (Loss)	(241,000)	(80,000)
Selling, General and Administrative Costs	(3,283,000)	(3,868,000)
Operating (Loss)	(4,154,000)	(3,948,000)
Other Income (Expense)	(1,149,000)	(348,000)
Loss From Litigation Settlements	(213,000)	—
Loss From Impairment of Assets	(417,000)	—

Net (Loss)	$(5,303,000)	$(4,296,000)

Our revenues decreased 58.7% in 2004 compared to 2003. At the same time, our cost of revenues also declined; however, it increased dramatically as a percentage of revenue from 235% in 2004 compared to 119% in 2003. Selling, general and administrative costs declined slightly in 2004 as compared to 2003 but increased sharply as a percentage of revenues.

Revenues

Our revenues decreased to $178,000 in 2004 from $431,000 in 2003. This was due in large part to a decline in service revenue, which comprises the majority of our revenue, to $174,000 in 2004 from $370,000 in 2003. This decrease in service revenue is the result of a lack of new service agreements during 2004 and the termination of service agreements with certain commercial and residential customers during the same period. In the third and fourth quarters of 2004, we received minimal revenues from residential service agreements that we maintained as we focused on our corporate restructure and redirection of our business plans.

Cost of Revenues and Gross Margins

Our cost of revenues decreased slightly to $419,000 in 2004 from $511,000 in 2003, a decrease of 18%. This was the result of the elimination of expenses associated with labor and equipment in 2004 compared to a combined expenses for those items in 2003 of approximately $110,000, offset by an increase in expenses associated with the provision of services. We also discontinued our agreements with our telecommunications and network bandwidth provider, which represented a significant percentage of our cost of revenues, as we switched to a new lower cost bandwidth provider and began providing VoIP services to our residential customers directly from our new local facility in Orem, Utah.

Our gross margin on sales in 2004 was $(241,000) compared to a gross margin of $(80,000) in 2003. This increased negative margin was primarily due to high bandwidth costs relating to the addition of new residential and commercial customers in 2003 and maintained during the majority of 2004 and also due to the decline in high margin equipment sales. We had limited revenues from equipment sales in 2004.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased to $3,496,000 in 2004 compared to $3,868,000 in 2003. These costs decreased primarily due to a significant reduction in costs associated with professional services from $2,403,000 in 2003 to $1,517,000 in 2004 and the reduction of bad debt expense, offset by a dramatic increase in payroll expense from $984,000 in 2003 to $1,351,000 in 2004. The increase in payroll expense came largely in the form of non-cash compensation for consulting services rendered in connection with our corporate restructure and redirection of our business plan in the third and fourth quarters of 2004.

Selling, General and Administrative
	2004	2003

Payroll Expenses	$984,000	$556,000

Contract Labor	284,000	121,000
Deferred Payroll Expense	83,000	307,000
Office Expense	43,000	53,000
Professional Services	1,517,000	2,403,000
Travel	165,000	84,000
Bad Debt	35,000	149,000
Depreciation	158,000	77,000
Other	227,000	118,000

Total	$3,496,000	$3,868,000

Other Income (Expense)

	2004	2003

Interest expense	$1,159,000	$349,000
Other	10,000	1,000

Total	$1,149,000	$348,000

Other expenses increased significantly in 2004 from 2003 largely due to interest expenses related to certain loans made to the company made by third party.

Liquidity and Capital Resources

In 2004, we consolidated our operations in order to focus on our new business plan. As a result, we do not currently have substantial revenues to fund ongoing operations and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We do not have any significant credit facilities available with financial institutions or other third parties. During 2004, we financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets for 2004 totaled approximately $53,000 as compared to $245,000 reported for 2003. During 2004, we received net proceeds of $1,773,000 through the issuance of convertible promissory notes, through the exercise of common stock warrants and the sale of common stock.

We expect that certain of our liabilities listed on the balance sheet under the headings “Accounts Payable,” “Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months. We may also retire certain liabilities.

We anticipate that we will incur significantly less capital expenditures for broadband fiber infrastructure as a result of our new emphasis as a distributor of IP-based content and services to existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. We have also reduced our operations and SG&A costs as a result of consolidating our historical operations. Going forward, however, we anticipate that we will incur significantly more capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in operational and SG&A costs, as we accelerate the development and launch of new operations in 2005.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our general business strategy is unproven, and we have only recently begun to record revenues. To date, we have relied primarily on the sale of our equity and debt securities to fund our operations. We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this prospectus, including our financial statements and the related notes, before you decide to buy our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, anticipate future losses and our previous independent auditors have expressed doubt about our ability to continue as a going concern, any of which may hinder our ability to obtain future financing.

In their report for our most recent fiscal year, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2004 in the amount of approximately $5,300,000 and a loss for the year ended December 31, 2003 in the amount of approximately $4,300,000. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor’s report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we do not continue as a going concern, stockholders may lose their entire investment.

We may have difficulty raising additional capital, which could deprive us of necessary resources to grow our business and achieve our business objectives.

We expect to continue to devote capital resources to fund continued development of our voice, video and data services and Internet Protocol, or “IP,” open standard architecture and maintain and grow existing marketing capacity. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development, or prospects for development, of competitive technology by others.

Because our common stock is listed on the over-the-counter bulletin board, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

We may not successfully enhance existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for voice, video and data services.

The opportunity for voice, video and data services in residential, commercial, governmental and educational markets is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with voice, video and data services over a fiber network; developing applications to enhance customers’ experiences; and researching and testing technologies used to deliver broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues.

We may not be able to successfully implement our broadband strategy, which could adversely affect our ability to grow or sustain revenues and our profitability.

Our broadband, or high-speed, services comprised a substantial portion of our total customer base, and our broadband services have favorably contributed to our overall revenue per subscriber. One component of our strategy for increasing our broadband customer base and revenues is to ensure we can cost-effectively purchase wholesale broadband access. We continue to experience resistance from the regional bell operating companies, “RBOCs,” and cable providers in gaining cost-effective, wholesale access to their networks over which we could provide our high-speed access services. We continue to observe competitive retail pricing by the RBOCs for high-speed access without corresponding declines in the prices for wholesale access, which inhibits our ability to compete on a cost-effective basis. Cable providers have generally resisted granting us wholesale access to their networks to provide high-speed access services and have generally not been required by law to make access available. Our results of operations could be adversely affected if we are unable to maintain or expand our broadband footprint or are unable to obtain wholesale prices that allow us to cost effectively sell our high-speed services. A significant component of our voice, video and data strategy is managing and reducing the costs associated with delivering services, including recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new customers such as sales and marketing. While we believe cost reductions associated with the delivery of our services will contribute positively to overall operating profit margins, our profitability would be adversely affected if we are unable to continue to manage and reduce recurring service costs associated with the delivery of our services and costs incurred to add new broadband customers.

Competitive product, price or marketing pressures could cause us to lose existing customers, or may cause us to reduce our prices for our services, which could adversely impact our revenues.

The voice, video and data services industry is intensely competitive. Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources, as well as greater experience in the industry than we have. The particular solutions our product lines address can also be addressed by other voice, video and data services by our competitors. Many of these alternatives are widely accepted by potential customers and have a long history of use. Competitors have used and may continue to use aggressive marketing efforts, including significantly discounting the retail price of their services to attract new subscribers. There can be no assurance that in response to these marketing efforts we will not experience increased churn with respect to these services. Increased churn rates indicate customers are discontinuing services, which result in a decrease in our customer base and adversely impacts our revenue. If any of these possibilities occur, it may adversely impact our revenue and subscribers we are able to add. Competition may additionally result in price reductions, reduced gross margins and loss of market share.

Our service offerings may fail to be competitive with existing and new competitors.

Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•	CLECs, such as Qwest;

•	Local, regional, free or value-priced ISPs, such as United Online, Mindspring, Earthlink;

•	National telecommunications companies, such as AT&T and MCI;

•	RBOCs, such as SBC, Verizon, BellSouth and Qwest;

•	Content companies, such as Yahoo! and Vonage, who have expanded their service offerings; and

•	Cable television companies providing broadband access or video on demand, including Comcast, Charter and Cox Communications, Inc.

Competition is likely to continue increasing, particularly as large diversified telecommunications and media companies continue to provide voice, video and data services. Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage.

As competition in the telecommunication market continues to intensify, competitors may merge or form strategic alliances that would increase their ability to compete with us for subscribers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base.

Service interruptions or impediments could harm our business.

Harmful software programs. Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet or other services we provide, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt usage. If usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased usage of our voice, video or data services, our business could be materially and adversely impacted.

Security breaches.  We depend on the security of our network and, in part, on the security of the network infrastructures of our third-party service providers and our outsourced customer support service providers. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our subscribers and of third parties. Consumers or businesses may use our services to perpetuate crimes in the future. Subscribers or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

Natural disaster or other catastrophic event.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have technology centers in the U.S. that contain a significant portion of our computer and electronic equipment. These technology centers host and manage our voice, video and data services. Despite precautions taken by us, a natural disaster or other unanticipated problem that impacts our locations could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide services to our subscribers and, in turn, on our business, financial condition and results of operations.

Network infrastructure.  The success of our business depends on the capacity, reliability and security of our network infrastructure. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third-party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate. Such expansion and improvement may require substantial financial, operational and managerial resources. We may not be able to expand or improve our network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all. As a result, users may be unable to use our services. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation, which could cause an increase in churn and would adversely impact our revenues.

We and our technology partners may not be able to develop or protect our respective proprietary technologies and may be required to enter licensing arrangements on unfavorable terms.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies and similar intellectual property and those of our technology partners as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, customers, partners and others to protect our proprietary rights and our technology partners employ similar practices. The efforts that both we and our technology partners have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate either of our copyrights, trademarks, patents and similar proprietary rights. If either we or our technology partners are unable to protect our respective proprietary rights from unauthorized use, our respective brand images may be harmed and our business may suffer.

The protection of trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies and intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we or our technology partners take to protect these assets will adequately protect our respective rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. Such events could substantially diminish the value of our respective technology and property, which could adversely affect our business.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

We may be subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, licenses and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Any of these could result in increases in our operating expenses or could limit or reduce the number of our service offerings.

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from and/or make royalty payments to the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all;

•	divert management’s attention from our business;

•
redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

•
Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

We believe that our success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking. As a result of this competition, we may experience a shortage of qualified personnel. In addition, the loss of any of our key executives could have a material adverse effect on us. Much of our success depends upon the ability of our President and Chief Executive Officer, Paul D. Hamm, to identify, hire and retain senior management, sales, marketing and personnel. The loss of Mr. Hamm or the failure to attract, integrate, motivate and retain additional key employees could adversely impact our business. We do not have key person insurance on the life of Mr. Hamm or any other executive officer or key employee.

Government regulations could force us to change our business practices.

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and may begin regulating the Internet services industry. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable companies and other entities under the Communications Act and other laws, possibly in ways that we have not foreseen. The results of these legislative, judicial and administrative actions may materially affect our business operations.

Changes in the regulatory environment regarding the Internet and the voice, video and data services that we provide could cause our revenues to decrease and/or our costs to increase. Currently, we are classified as a “telecommunications” provider, and therefore directly regulated by the state and the FCC. We operate our services throughout the U.S. Regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services, including Internet access and voice services, such as VoIP. We are also subject to other regulations that govern businesses generally, such as regulations related to consumer protection.

The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. Future federal and state laws imposing taxes on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Declining levels of economic activity or fluctuations in the use of our services could negatively impact our subscriber growth rates and incremental revenue levels.

Changes in general economic conditions that affect demand for the our voice, video and data services could adversely affect our revenues. While the number of subscribers has been rising, the infrastructure may not expand fast enough to meet the increased levels of demand. If use of the voice, video and data services as a medium for commerce declines or grows at a slower rate than we anticipate, our revenues could be lower than expected and our business could be harmed.

We may face risks as we expand our business into international markets.

We currently may explore opportunities to offer our products in foreign markets. If so, we have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We may face a number of risks inherent in doing business in international markets, including the following:

•	changing regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	the availability of export licenses;

•	potentially adverse tax consequences;

•	political and economic instability;

•	changes in diplomatic and trade relationships;

•	difficulties in staffing and managing foreign operations, tariffs and other trade barriers;

•	complex foreign laws and treaties;

•	changing economic conditions;

•	difficulty of collecting foreign account receivables;

•	exposure to different legal standards, particularly with respect to intellectual property and distribution of products;

In addition, we would be subject to the Foreign Corrupt Practices Act, which prohibits us from making payments to government officials and others in order to influence the granting of contracts we may be seeking. Our non-U.S. competitors are not subject to this law and this may give them a competitive advantage over us.

To the extent that international operations represent a significant portion of our business in the future, our business could suffer if any of these risks occur.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at December 31, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

RISKS RELATED TO OUR OUTSTANDING SECURITIES

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

On February 22, 2005, we completed a financing in which we issued a total of $1.425 million principal amount of 8% senior secured convertible notes due February 22, 2007. The financing further included warrants to purchase an aggregate of 1,597,529 shares of our common stock and two additional investment rights entitling the holders to purchase from us up to an additional $2.85 million of 8% senior secured convertible notes and warrants to purchase an aggregate of 3,195,058 shares of our common stock. As required under the terms of those transactions, we are required to file a registration statement with the United States Securities and Exchange Commission under which the investors may resell to the public common stock acquired upon the conversion of the Notes, as well as common stock acquired upon the exercise of the warrants and other investment rights held by them.

The selling stockholders under the registration statement may sell none, some or all of the shares of common stock acquired from us, as well as common stock acquired upon the exercise of the warrants and investment rights held by them. We have no way of knowing whether the selling stockholders will sell the shares covered by the registration statement. Depending upon market liquidity at the time, a sale of shares covered by the registration statement at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this prospectus, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The large number of shares underlying the derivative securities we issued in our recent private placement may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of common stock to the investors in our recent private placement upon the conversion or exercise of the derivative securities that they hold may cause downward pricing pressure and will dilute our stockholders’ percentage of ownership. The convertible promissory notes sold in the offering are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.892 per share, which was 70% of the average closing market price of the common stock on the over-the-counter bulletin board for the 20 trading days prior to the closing of the transaction. In addition, the sale of the common stock issued upon the exercise of the related warrants and additional investment rights issued to the investors will also place downward pricing pressure on our common stock.

We also expect to pay 8% annual interest on the convertible promissory notes, payable semi-annually in cash or at our option (subject to the satisfaction of certain conditions) in shares of our common stock valued at 85% of the volume weighted average price of a common stock for the 20 trading days prior to the payment date. This will further dilute our stockholders ownership and put additional downward pricing pressure on the common stock.

We have increased the amount of our secured indebtedness as a result of our recent private placement of convertible secured promissory notes.

All of our material assets have been pledged as collateral for the $1,425,000 in principal amount of the convertible promissory notes that we sold in our recent private placement. In addition to the security interest in our assets, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay principal and other charges on the promissory notes when due and we pay interest semi-annually in arrears beginning June 30, 2005;

•	we use the proceeds from the sale of the promissory notes only for permitted purposes;

•
while the promissory notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price then the conversion price of the promissory notes will be reduced to the same price. If we issue any variable priced equity securities or variable price equity linked securities, then the conversion price of the promissory notes will be reduced to the lowest issue price applied to those securities;

•
we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the promissory notes and the exercise of the related warrants and other investment rights issued in connection with the sale of the promissory notes;

•
if we do not achieve revenues of at least $4,000,000 for calendar year 2005, the conversion price of the promissory notes will be adjusted to 85% of the volume weighted average closing market price of the common stock on the over-the-counter bulletin board for the 20 trading days prior to the release of the calendar 2005 financial statements, but in no event higher than the initial conversion price of $.892. The conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price of $.892 per share, subject to adjustment as set forth above;

•
we file a registration statement with the SEC by April 25, 2005, registering the shares of common stock issuable upon the conversion of the promissory notes and the exercise of the related warrants. If we fail to file the registration statement on a timely basis, or if it is not declared effective by the SEC within a maximum of 120 days from the filing date, we are required to pay to the investors liquidated damages equal to 2.0% of the amount invested and shall pay to the investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period; and

•
we shall not, directly or indirectly, (i) redeem, purchase or otherwise acquire any capital stock or set aside any monies for such a redemption, purchase or other acquisition or (ii) issue any floating price security with a floor price below the conversion price.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants could result in a default under the promissory notes, permitting the holders of the promissory notes to accelerate their maturity and to sell the assets securing them. Such actions by the holders of the promissory notes could cause us to cease operations or seek bankruptcy protection.

If we are required for any reason to repay the promissory notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the promissory notes, if required, could result in legal action against us, which could require the sale of substantial assets.

The promissory notes are due and payable on February 22, 2007 unless sooner converted into shares of our common stock. In addition, any event of default as described in the promissory notes could require the early repayment of the notes including a default interest rate of 18% on the outstanding principal balance of the promissory notes if the default is not cured with the specified grace period. We anticipate that the full amount of the promissory notes, together with accrued interest will be converted into shares of our common stock, in accordance with the terms of the promissory note. If we are required to repay the promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the promissory notes when required, the promissory noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

There may be a volatility of our stock price.

The trading price of our common stock on the over-the-counter bulletin board has been and continues to be subject to wide fluctuations. The trading price of our common stock has closed as low as $0.32 per share and as high as $2.26 per share in the last twelve months. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require a broker or dealer to approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If we fail to remain current on our reporting requirements, we could be removed from the over-the-counter bulletin board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the over-the-counter bulletin board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the over-the-counter bulletin board.

If we fail to remain current on our reporting requirements, we could be removed from the over-the-counter bulletin board. As a result, the market liquidity for our securities could be severely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market

Stock prices of technology companies have declined precipitously at times in the past and the trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock has fluctuated significantly in the past and could continue to be volatile in response to factors including the following, many of which are beyond our control:

•	variations in our operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	our failure to meet analysts’ expectations;

•	changes in operating and stock price performance of other technology companies similar to us;

•	conditions or trends in the technology industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

Provisions in our corporate charter and under Delaware law are favorable to our directors.

Pursuant to our certificate of incorporation, members of our management and board of directors will have no liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Certain provisions of Delaware General Corporation Law and in our charter, as well as our current stockholder base may prevent or delay a change of control of our company.

Under the Delaware General Corporation Law, which we are subject to, it will be more difficult for a third party to take control of our company and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, a majority of our outstanding common stock is held by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third-party to acquire our company without the consent of the insiders.

RISKS RELATED TO THE INTERNET

We may not be able to adapt as the Internet market changes.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet is characterized by:

•	rapid technological change;

•	changes in advertiser and user requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

•	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

•	license, develop or acquire technologies useful in our business on a timely basis; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Our future success may depend on continued growth in the use of the Internet and Internet -based services.

Because the Internet is a rapidly evolving industry, the ultimate demand and market acceptance for our services will be subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that use these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Our business, prospects, financial condition, and results of operations would be materially and adversely affected if the use of the Internet and other online services does not continue to grow or grows more slowly than we expect.

We may be required to keep pace with rapid technological change in the Internet industry.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technologies, and systems may become obsolete. We may not have the funds or technical know-how to upgrade our services, technology, and systems. If we face material delays in introducing new services, products, and enhancements, our customers may forego the use of our services and select those of our competitors, in which event our business, prospects, financial condition and results of operations could be materially and adversely affected.

Regulation of the Internet and Internet-based services may adversely affect our business.

Due to the increasing popularity and use of the Internet and online services, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services. These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation, apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business via the Internet. Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our business could be negatively impacted if the security of the Internet becomes compromised.

To the extent that our activities involve the storage and transmission of proprietary information about our customers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Our security measures may not prevent security breaches. Our failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our technical systems could be vulnerable to online security risks, service interruptions or damage to our systems.

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers,” natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or customer-related information or could render us unable to provide services to our customers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

If we are sued for content distributed through, or linked to by, our website or those of our customers, we may be required to spend substantial resources to defend ourselves and could be required to pay monetary damages.

We aggregate and distribute third-party data and other content over the Internet. In addition, third-party websites are accessible through our website or those of our customers or affiliates. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement, and product or service liability. Other claims may be based on errors or false or misleading information provided on or through our website or websites of our customers or affiliates. Other claims may be based on links to sexually explicit websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Endavo Media and Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Endavo Media and Communications, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endavo Media and Communications, Inc and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited revenue, has incurred substantial losses from operations and has working capital and stockholders deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP
Phoenix, Arizona
April 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Endavo Media and Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Endavo Media and Communications, Inc. and subsidiaries (Formerly known as CeriStar, Inc.) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endavo Media and Communications, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has a deficit in working capital, negative cash flows from operations, and recurring net losses. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustment that might result form the outcome of this uncertainty.

Tanner + Co
Salt Lake City, Utah
February 13, 2004

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Consolidated Balance Sheets

		December 31,
Assets	2004	2003

Current assets:
Cash	$1,000	$164,000
Accounts receivable, net of allowance for doubtful accounts of $11,000 and $142,000, respectively	31,000	69,000
Prepaid expenses	3,000	4,000
Deposits	18,000	8,000

Total current assets	53,000	245,000

Property and equipment, net	153,000	549,000

Asset held for sale	45,000	—

Total Assets	$251,000	$794,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$651,000	$437,000
Accrued liabilities	460,000	304,000
Deferred revenue	321,000	236,000
Notes payable including related parties	1,078,000	934,000

Total current liabilities	2,510,000	1,911,000

Commitments and contingencies (Notes 3,9, and 13)

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares Authorized. Of the amount authorized 4,500,000 shares have been designated as Series A, and 100,000 shares as Series B. There are 3,821,197 shares of Series A issued and outstanding. The liquidation preference of the Series A is $4,000.	4,000	—
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 9,517,303 and 491,206 shares issued and outstanding, respectively	10,000	1,000
Additional paid-in capital	15,197,000	10,484,000
Deferred compensation	(688,000)	(97,000)
Subscriptions receivable	(2,000)	(28,000)
Accumulated deficit	(16,780,000)	(11,477,000)

	(2,259,000)	(1,117,000)

Total liabilities and stockholders' deficit	$251,000	$794,000

See accompanying notes to consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003

Total revenues	$178,000	$431,000

Cost of sales	(419,000)	(511,000)
Selling, general, and administrative expense	(3,496,000)	(3,868,000)
Impairment of property and equipment	(417,000)	—

Loss from operations	(4,154,000)	(3,948,000)

Other income (expense)	10,000	1,000
Interest expense	(1,159,000)	(349,000)

Net loss	(5,303,000)	(4,296,000)

Imputed preferred stock dividend	(1,891,000)	—

Net loss attributable to common shareholders	$(7,194,000)	$(4,296,000)

Net loss per common share - basic and diluted	$(2.84)	$(9.90)

Weighted average shares - basic and diluted	2,532,939	433,750

See accompanying notes to consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Consolidated Statement of Stockholders' Deficit

	Years Ended December 31, 2004, and 2003
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance January 1, 2003	—	$—	365,762	$1,000	$8,551,000	$(615,000)	$(996,000)	$(7,181,000)

Issuance of common stock for:
Cash	—	—	14,006	—	462,000	—	—	—
Services	—	—	121,836	—	1,267,000	—	(769,000)	—

Employee stock subscriptions satisfied through services	—	—	—	—	—	—	70,000	—

Non-vested common stock canceled through employee terminations	—	—	(10,398)	—	(223,000)	211,000	11,000	—

Amortization of deferred compensation and subscriptions receivable	—	—	—	—	—	307,000	1,656,000	—

Preferential conversion feature and issue of warrants with long-term debt	—	—	—	—	427,000	—	—	—

Net loss	—	—	—	—	—	—	—	(4,296,000)

Balance December 31, 2003	—	—	491,206	1,000	10,484,000	(97,000)	(28,000)	(11,477,000)

Conversion of notes payable to common stock			3,511,363	3,000	1,691,000

Conversion of common stock to preferred stock	3,821,197	4,000	(2,292,718)	(2,000)	(2,000)

Issuance of common stock for:
Cash			48,000	—	30,000		(8,000)
Cash-Warrants Exercised			2,006,892	2,000	352,000
Services			5,752,560	6,000	1,342,000	(1,348,000)

Deferred Compensation relating to issuance of warrants					401,000	(401,000)

Consultant stock subscriptions satisfied through services							34,000

Compensation cost related to issuance of options to officers					458,000

Amortization of deferred compensation						1,158,000

Preferential conversion feature associated with long-term Debt					441,000

Net loss								(5,303,000)
Balance December 31, 2004	3,821,197	$4,000	9,517,303	$10,000	$15,197,000	$(688,000)	$(2,000)	$(16,780,000)

See accompanying notes to consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Consolidated Statement of Cash Flows

	Years Ended December 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(5,303,000)	$(4,296,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,000	77,000
Loss on sale of fixed assets	12,000	—
Impairment of fixed assets	417,000	—
Stock and options issued for services	458,000	497,000
Interest expense converted to common stock	197,000	—
Interest expense and fees added to note balance	29,000	—
Amortization of deferred compensation	1,158,000	307,000
Stock subscription satisfied with services	34,000	1,726,000
Amortization of discount on long-term debt	678,000	213,000
Bad debt expense	35,000	126,000
Decrease (increase) in:
Accounts receivable	3,000	(90,000)
Prepaid expense	1,000	(1,000)
Deposits	(10,000)	—
Increase (decrease) in:
Accounts payable	214,000	51,000
Accrued liabilities	156,000	202,000
Deferred revenue	85,000	4,000

Net cash used in operating activities	(1,678,000)	(1,184,000)

Cash flows used in investing activities -
Purchase of property and equipment	(236,000)	(287,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of warrants	376,000	462,000
Proceeds from related party note	1,397,000	103,000
Payments on related party convertible notes payable	(40,000)	(10,000)
Proceeds from note payable	18,000	210,000
Payments on note payable	—	(10,000)
Proceeds from convertible short-term debt	—	864,000
Payments on convertible long-term debt	—	(12,000)

Net cash provided by financing activities	1,751,000	1,607,000

Net increase (decrease) in cash and cash equivalents	(163,000)	136,000

Cash and cash equivalents at beginning of period	164,000	28,000

Cash and cash equivalents at end of period	$1,000	$164,000

See accompanying notes to consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

December 31, 2004, and 2003

1. Organization and Description of Business

Endavo Media and Communications, Inc. and subsidiaries (collectively referred to as the “Company”) provide integrated broadband services, including voice, video and data services to residential customers through IP based networks. The Company is also targeting commercial and municipal concerns. The Company is located in Salt Lake City, Utah, and was formed in December 1999. The Company was formerly known as CeriStar Inc.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The financial statement reflect the consolidated results of Endavo Media and Communications and its wholly owned subsidiaries Susquina, Inc. and New Planet Resources, Inc. All material intercompany transactions have been eliminated in the consolidation.

Reverse Stock Split
In the third quarter of 2004, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 16 that the previously owned. All share and per share amounts in prior periods have been restated to reflect the reverse stock split.

Concentration of Credit Risk
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

Cash and Cash Equivalents
Cash includes all cash and highly liquid investments with original maturities of three months or less.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations. In the fourth quarter of 2004 the Company analyzed its expected cash flows related to its installed equipment, and determined that the cash flows will not be sufficient to recover its investment in those assets, resulting in an impairment of those assets. The company also impaired an asset that is being held for sale to its estimated net realizable value. The total amount impaired was $417,000 and is recorded in operating expenses.

Revenue Recognition
Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period.

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

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which if exercised or converted would require the company to issue 39,798,385 and 80,675 common stock equivalents are not included in the diluted earnings per share calculation for 2004 and 2003, respectively, since their effect is anti-dilutive.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the cash flow projections used for the impairment tests, the assumption underlying estimate of the period used to amortize deferred revenue and the assumptions used to value the stock options issued to non-employees. It is reasonable possible that these estimates may change in the near term and that such as change may be material.

Stock-Based Compensation
The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, In accordance with APB Opinion No. 25, no compensation is recognized for options granted to employees unless those options are subject to variable accounting or they are issued with an exercise price less than market. During the year ended December 31, 2004, the Company issued 1,100,000 options to Officers of the Company to purchase the Company’s common stock at exercise prices of $.05 to $.60 per share. These options expire in 2014 and were vested as of December 31, 2004.

Because the exercise price of these options would not be decreased proportionately if the Company has a reverse stock split, they are being accounted for as though the terms of the options are variable, resulting in a non-cash expense of $458,000 in 2004.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued

Stock-Based Compensation - Continued
Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have changed as set forth in the table below:

	Years Ended December 31,
	2004	2003
Net loss - attributable to common shareholders as reported	$(7,194,000)	$(4,296,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	458,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(605,000)	(340,000)

Net loss - attributable to common shareholders pro forma	$(7,341,000)	$(4,636,000)

Loss per share - attributable to common shareholders as reported	$(2.84)	$(9.90)

Loss per share - attributable to common shareholders pro forma	$(2.89)	$(10.69)
These options were valued at the date of grant with the total calculated pro forma expense reflected above, as all options are fully vested.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at December 31:

	2004	2003
Expected dividend yield	$—	$—
Expected stock price volatility	259%	100%
Risk-free interest rate	4.0%	4%
Expected life of options	10 years	10 years

The weighted average fair value of each option granted to employees during 2004 and 2003 was $0.58 and $6.56, respectively.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued

Reclassifications
Certain amounts in the 2003 financial statements have been reclassified to conform with classifications adopted in the current year. Such reclassifications had no effect on the net loss.

3. Liquidity and Going Concern

The Company has a working capital deficit, a stockholders’ deficit, and recurring net losses. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations, however, there can be no assurance the Company will be successful in these efforts.

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003

Computer equipment and software	$239,000	$694,000
Furniture and fixtures	14,000	14,000

	253,000	708,000

Less accumulated depreciation, amortization	(100,000)	(159,000)

	$153,000	$549,000
The Company also has communication equipment uninstalled and held for sale totalling $45,000 at December 31, 2004.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

5. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:
	2004	2003
Accrued payroll	$204,000	$230,000
Other	256,000	74,000

	$460,000	$304,000

6. Deferred Revenue

The Company has entered into long-term service contracts which are accompanied by payments received from customers for initial equipment installation to service residential developments and other services. Amounts initially received are deferred until they are earned based on the terms of the contract. The balance of the deferred revenue at December 31, 2004 and 2003 was $408,000 and $236,000, respectively.

7. Notes Payable

Notes payable consisted of the following at December 31:

2004	2003
Discounted convertible notes payable due to SovCap. SovCap is affiliated with an officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. At December 2003 there was an unamortized discount of $178,000. This amount, plus an additional $263,000 (related to discounts on notes issued in 2004) was expensed in 2004. There is no remaining unamortized discount at December 31. 2004. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company’s common stock for the five trading days ending on the trading day immediately preceding the conversion date.
$763,000	$686,000

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

7. Notes Payable Continued

Note payable originally to a finance company and with an effective interest rate of 57% including an original discount of $78,000 from issuance of detachable warrants with the note. As of December 31, 2003, the unamortized portion of the discount was $46,000, no unamortized discount remaining as of December 31, 2004. The note is in default and the finance company required repayment by a former officer of the Company who repaid the note, accrued interest and fees under a guarantee. The Company's obligation is now to the former officer and shareholder. The note was collateralized by equipment.	200,000	137,000

Convertible notes due to a former officer and shareholder of the Company. These notes bear interest at 12%, are unsecured, and due on demand. Subsequent to December 31, 2004 these notes were in default. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	82,000	93,000

Note payable to an individual with interest at 10% collateralized by receivables and due on demand.	18,000	18,000

Note payable to a financial group with interest at 6% and due on demand.	15,000	—

Note payable to a financial institution. The note is payable in monthly installments of $2,000, including interest at 14%, collateralized by equipment, and matures on May 30, 2007. At December 31, 2004 and 2003 the outstanding balance of the debt was $41,000 and $55,000 less a discount of $41,000 and $55,000, respectively.	—	—
	$1,078,000	$934,000

During 2004 $1,638,000 in notes payable and accrued interest was converted to 3,511,363 shares of common stock.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

7. Notes Payable Continued

Future maturities of notes payable are as follows:

Year Ending December 31:	Amount

2005	$1,119,000
Less discount	(41,000)

$1,078,000

8. Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

	Years Ended December 31,
	2004	2003

Income tax benefit at statutory rate	$1,967,000	$1,592,000
Stock valuation for services	(649,000)	(538,000)
Change in valuation allowance	(1,316,000)	(1,053,000)
Other	(2,000)	(1,000)

	$—	$—

Deferred tax assets (liabilities) are comprised of the following as of December 31:

	2004	2003
Net operating loss carry-forwards	$3,691,000	$2,401,000
Amortization of license technology	259,000	287,000
Depreciation	(44,000)	(114,000)
Deferred revenue	119,000	88,000
Allowance for doubtful accounts	4,000	43,000
Other	23,000	—
Valuation allowance	(4,052,000)	(2,705,000)

	$—	$—

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

8. Income Taxes Continued

At December 31, 2004, the Company has net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $9,500,000 which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. It is also likely that utilization of the NOL’s are limited based on changes in control of the Company. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses.

9. Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

As discussed in Note 7, pursuant to the original terms of the agreements, certain creditors converted $1,694,000 of loans and accrued interest into 3,511,363 shares of common stock.

Conversion of Preferred Stock to Common Stock

In the third quarter of 2004, certain shareholders converted 2,292,718 shares of common stock into 3,821,197 shares of Series A Convertible Preferred Stock.

The 3,821,197 shares of preferred stock are convertible into 36,683,592 shares of common stock any time after September 30, 2005. This conversion feature is beneficial as to the preferred stockholders. As a result the Company is reflecting a preferred stock dividend of $7,566,000 ratably over the term that the preferred stock first is convertible. As of December 31, 2004, $1,891,000 of the dividend has been reflected on the statement of operations.

The Series A has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

Common Shares Issued for Service

The company has issued 5,752,560 shares, as well as 2,600,000 warrants (with exercise prices of $0.035 to 0.65) to consultants under consulting agreements that are generally one year or less. The associated expense are amortized over the term of the contracts, with the unamortized portion (totaling $688,000 at December 31, 2004) reflected as a reduction to stockholders equity (deficit).

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

9.	Stockholders' Equity (Deficit) Continued

Options and warrants

The Company has issued 0 and 22,547 warrants in conjunction with the issuance of its securities and convertible debt during the years ended December 31, 2004 and 2003, respectively. Warrants that were issued generally do not have a life that exceeds five years. Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Exercise Price Per Share

Outstanding at January 1, 2003	$20,279	$26.72 - 72.00
Granted	266,298	6.08 - 72.00
Expired	—	—

Outstanding at December 31, 2003	286,577	6.08 - 72.00
Granted	1,000,000	.035 - .035
Granted	50,000	.05 - .05
Granted	2,600,000	.28 - .60
Granted	3,900,000	.46 - .46
Canceled	(250,000)	6.08 - 7.36
Canceled	(3,900,000)	.46 - .46
Exercised	(1,000,000)	.035 - .035
Exercised	(1,005,405)	.28 - .37

Outstanding at December 31, 2004	$1,681,172	$.05 - 72.00

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Number Out- Standing	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price

$16.00 - 72.00	36,577	1.10	41.73	36,577	41.73
.37 - .65	594,595.74		.50	594,595.50
.05 - .05	50,000	9.58	.05	50,000.05
.60 - .60	1,000,000	10.00	.60	1,000,000.60

$.05 - 72.00	1,681,172	6.52	1.44	1,681,172	1.44

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

10. Stock Subscriptions Receivable

Subscriptions receivable consist of the obligation of employees to purchase common shares. In addition the Company may enter into contracts with consultants in which the Company issues stock at the commencement of the contract period. The value of the services or common stock given, which ever is more determinable is recorded as a stock subscription and amortized as expense over the period of the service contract. At December 31, 2004 and 2003 there were approximately $2,000 and $28,000 of subscriptions receivable related to these contracts.

11. Deferred Compensations

Deferred compensation is comprised of common stock issuances to employees and consultants which have not yet vested. As of December 31, 2004 and 2003, the company had common stock for employee services valued at $638,000 and $97,000, respectively. The measurement date of compensation is the date the shares were granted.

12. Supplemental Cash Flow Information

During the year ended December 31, 2004, the Company had significant non - cash financing and investing activities as follows

•	Converted $1,691,000 of notes payable and accrued interest into 3,511,363 shares of common stock.

•	Issued common stock and warrants to consultants and amortized the expense over the terms of the contract resulting in amortization of deferred compensation of $1,158,000.

During the year ended December 31, 2003, the Company had significant non - cash financing and investing activities as follows:

•	Issued 80,125 common shares valued at $769,000 to consultants for short-term contract services.

•	Cancelled 10,397 unvested shares of common stock valued at $223,000 recorded as deferred compensation of $212,000 and subscriptions receivable of $11,000, due to employee terminations.

•	Issued warrants in connection with debt which resulted in a debt discount of $139,000.

•	Debt issued with beneficial conversion features valued at $288,000 which resulted in debt discounts.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

12. Supplemental Cash Flow Information Continued

•	Recorded accounts receivable for unearned revenue of $51,569.

Cash paid for interest and income taxes are as follows:

	Years Ended December 31,
	2004	2003
Interest	$156,000	$122,000
Income taxes	$—	$—

13. Commitments and Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently unable to estimate the loss (if any) related to these matters.

The Company is currently litigating a claim from a former officer and director on a note guarantee secured by equipment. The note balance, accrued interest, and related fees are accrued as a liability at December 31, 2004.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables and payables. Due to the liquidity concerns of the Company, it is currently not able to estimate the fair value of its financial instruments.

15. Fourth Quarter Adjustments

In the fourth quarter of 2004, the Company recorded an adjustment to its stockholders equity to reflect the conversion of 2,292,718 shares of its common stock into 3,821,197 shares of Series A Convertible Preferred Stock. This adjustment should have been reflected in the Company's September 30, 2004 interim financial statements.

The 3,821,197 shares of preferred stock are convertible into 36,683,592 shares of common stock any time after September 30, 2005. This conversion feature is beneficial as to the preferred stockholders. As a result the Company is reflecting a preferred stock dividend of 7,566,000 over the term until the preferred stock first is convertible. As of December 31, 2004, 1,891,000 of the dividend has been reflected on the statement of operations.

Had the conversion been reflected in the third quarter, additional preferred stock dividends reflected in that quarter would have been approximately $15,000.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

16.  Subsequent Events

On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Notes and related securities, including common stock warrants and additional investment rights. Specifically, this transaction may ultimately result in gross proceeds to the Company of $4.275 million if both the additional investment rights are exercised in full.

The Company has agreed to file a registration statement with the Securities and Exchange Commission prior to April 25,2005, registering the shares of common stock issuable upon conversion of the 8% Senior Secured Convertible Notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future. If the Company fails to file the registration statement by April 25, 2005, or if it is not declared effective by the Securities and Exchange Commission within 120 days from the filing date, the Company will be required to pay to the investors liquidated damages equal to 2.0% of the amount invested and shall pay to the investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period.

The Company engaged H. C. Wainwright Co., Inc., as the exclusive placement agent in connection with the private placement. Under the agreement with Wainwright the Company paid them a cash fee of $121,750 (9% of the gross proceeds of the financing plus a non-accountable cash allowance of 2% of the gross proceeds, less any legal fees payable to counsel to the investors). The Company paid the investors $35,000 for the legal fees they incurred in connection with this transaction, which were included in the H.C. Wainwright fee calculation. In addition, the Company issued to Wainwright, warrants to purchase 239,630 shares of common stock at $.89 and 239,630 shares of common stock at $1.27. The warrants have the same terms as the warrants issued to the investors. In addition, the Company agreed to pay to Wainwright, a cash fee of 8% of the aggregate consideration received by us from the exercise of any warrants.

17. Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Continued

17. Recent Accounting Pronouncements Continued

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer, who is also our acting chief financial officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses we have identified are the direct result of a lack of adequate staffing in our accounting department. Currently, our chief executive officer and a controller have sole responsibility for receipts and disbursements. We do not employ any other parties to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As we grow, and as resources permit, we project that we will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

We believe that we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above.

ITEM 8B CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors will serve for a term of one year unless they resign or are earlier removed. Our executive officer and key employees and consultants are appointed by our board of directors and serve at its discretion.

Current Directors and Executive Officers

Our board of directors currently consists of three members. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current board of directors, including each member’s age and position with the Company.

Name	Age	Position with the Company

Paul D. Hamm	38	President, Chief Executive Officer, and Chairman of the Board

Mark S. Hewitt	53	Chief Technology Officer, Chief Operations Officer and Director

Jerry Dunlap	52	Director

PAUL D. HAMM. Mr. Hamm has served as our President, Chief Executive Officer and a member of our Board of Directors since June 24, 2004. Mr. Hamm is a 14-year financial services industry veteran, financial entrepreneur, investment banking professional and private equity fund manager. In 2002, Mr. Hamm founded and is currently the Managing Partner of AlphaWest Capital Partners, a specialized capital marketing firm providing extensive market/industry research, financial planning and modeling, transaction advisory, marketing and investment banking services to emerging public and “pre-public” U.S. companies. In 1998, Mr. Hamm co-founded and currently serves as Managing Director of SovCap Investment Management Group, the investment manager to SovCap Equity Partners, Ltd., an offshore private investment partnership, and our principal stockholder. As a principal investor, Mr. Hamm has made numerous private equity investments into publicly traded companies across technology and communications related industries. He has been actively involved with portfolio companies in business planning and execution, often serving as primary financial and strategic advisor to a portfolio company’s management. Mr. Hamm holds NASD securities licenses, served as a Transportation/Civil Affairs Commissioned Officer for 8 years with the U.S. Army/USAR, and has a Bachelor of Science degree in Political Science from Stetson University.

MARK S. HEWITT. Mr. Hewitt has served as our Chief Technology Officer and Chief Operations Officer since June 24, 2004 and a member of our Board of Directors since December 1999. Since July 2001, Mr. Hewitt has been the Chief Technology Officer of Nextbend, Inc. a start-up consumer electronics company based in Florida. Previously he was Chief Technology Officer of Mediacentric Group, a communications solutions provider from February 2000 until September 2001. From August 1999 until October 2000 he was Senior VP at I-Link, Incorporated, a unified messaging and IP telephony company. From May 1998 until September 1999 he was the Senior Director of New Product Development for Frontier Communications, a NASDAQ company which was acquired by Global Crossing. Mr. Hewitt earned a BS in Electronics Engineering in 1974 from the University of Alaska.

JERRY DUNLAP. Mr. Dunlap has served as a member of our Board of Directors since July 1, 2004. Mr. Dunlap is co-founder and currently serves as President and Chief Executive Officer for ISDN-Net, a internet service provider located in Nashville, Tennessee. After ten years in existence, ISDN-Net is Tennessee’s oldest and largest independent Internet Service Provider serving 87 of the state’s 95 counties. Mr. Dunlap oversees many of the day-to-day operations of ISDN-Net and manages the company’s long-term, strategic direction. Viewed as a pioneer in telecom networking and communications, Mr. Dunlap was asked by the Tennessee Public Service Commission in 1992 to direct a pilot project that ultimately resulted in the introduction of digital connectivity services in Tennessee. Shortly after that project, in 1994, Mr. Dunlap co-founded ISDN-Net to serve the data needs of Tennessee businesses. Mr. Dunlap has a Bachelor of Science degree in pharmacy from the University of Tennessee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it during the year ended December 31, 2004, we believe that during such year our executive officers, directors and 10% stockholders complied with all such filing requirements except for the following late or delinquent filings: (i) Form 3 for Mr. Dunlap reporting his appointment as a director; (ii) Form 4 for Mr. Dunlap reporting certain transactions in our common stock by a company of which he is a stockholder, officer and director; (iii) Form 4 for Mr. Hamm reporting certain transactions in our common stock; (iv) Form 3 for Mr. Hewitt reporting his appointment as a director; (v) Form 4 for Mr. Hewitt reporting certain transactions in our common stock; and (vi) Form 3 and two Form 4s for SovCap Equity Partners reporting certain transactions in our common stock.

Code of Ethics

Our board of directors is currently in the process of adopting a code of ethics that complies with the rules promulgated under the Sarbanes-Oxley Act of 2002 and that applies to our principal executive officer and principal financial and accounting officer and to all of our staff.

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.” We do not have a standing Audit Committee. The functions of the Audit Committee have been assumed by our full Board of Directors. Additionally, we do not have a member of our board of directors that qualifies as an “audit committee financial expert.” The Securities and Exchange Commission’s rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

ITEM 10. EXECUTIVE COMPENSATION

Summary compensation table

The following table sets forth the total compensation for the fiscal years ended December 31, 2004, 2003 and 2002 paid to or accrued for our chief executive officer and our four other executive officers who provided services to us at December 31, 2004, excluding executive officers paid less than $100,000 annually. Additionally, we have included the compensation for two former executive officers for whom disclosure would have been required had these two individuals been serving as executive officers as of December 31, 2004, the end of our most recently completed fiscal year. Each of the following executive officers is referred to as a “Named Executive Officer.”

		Annual Compensation		Long Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)

Paul D. Hamm (1)	2004	$67,500	—	525,000
Chief Executive Officer	2003	—	—	—
and President	2002	—	—	—

Frederick A. Weismiller(2)	2004	$45,000	—	1,750,000(3)
Former Chairman of the	2003	$135,075	$7,500	—
Board, Chief Executive Officer and President	2002	—	—	—

______________

(1)
Mr. Hamm became our Chief Executive Officer and President on June 24, 2004. The amounts shown herein as compensation to Mr. Hamm are the total amounts paid by the Company to AlphaWest Capital Partners, LLC, or AlphaWest, for executive management services provided to us by Mr. Hamm between July 1, 2004 through December 31, 2004, pursuant to successive consulting agreements between Mr. Hamm and the Company. Mr. Hamm is the sole member of AlphaWest. These amounts may not reflect Mr. Hamm’s actual compensation from AlphaWest, which may be greater or less than the amounts shown. The initial consulting agreement, pursuant to which Mr. Hamm provided us with executive management services expired on September 30, 2004. On October 1, 2004, a new consulting agreement was executed between AlphaWest and the Company, which expired on December 31, 2004. Currently, Mr. Hamm continues to provide us with the executive management services through AlphaWest and we have continued to honor the most recent consulting agreement despite its expiration. We intend to maintain this arrangement until a formal written employment agreement with Mr. Hamm is executed, at which time Mr. Hamm will become an employee of the Company. We expect this to occur during the second fiscal quarter of 2005. A more detailed description of the consulting agreements with AlphaWest and the arrangement under which Mr. Hamm continues to provide executive management services is set forth under “Item 12. Certain Relationships and Related Transactions — Agreements with Executive Officers.”

(2)
Mr. Weismiller resigned as Chief Executive Officer and President on June 24, 2004 and as a director on September 13, 2004. Mr. Weismiller was employed by us pursuant to an employment agreement, dated October 8, 2003. Pursuant to Mr. Weismiller’s employment agreement, he was entitled to a monthly base salary of $7,500 with annual adjustments approved by our board of directors.

(3)
Pursuant to Mr. Weismiller’s employment agreement, Mr. Weismiller received options to purchase 1,750,000 shares of our common stock at an exercise price of $0.46 per share. All of these options terminated upon his departure from the Company.

Stock Option Grants And Exercises

The following is information regarding stock options granted to Messrs. Hamm and Weismiller during the year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

			Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price ($/Share)			Expiration Date
Paul D. Hamm	25,000(1 500,000(2	) )	0.4 8.3	% %	$ $	0.05(4 0.60(4	) )	6/20/14 12/31/14
Frederick A. Weismiller	1,750,000(3)		29.2%			$0.46(4)		1/22/14

(1)
Options granted pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan, or “2004 Plan,” which vested in three equal monthly installments commencing on July 1, 2004. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on June 30, 2014.

(2)
Options granted pursuant to the 2004 Plan, which were completely vested on January 1, 2005. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on December 31, 2014.

(3)	Options granted to Mr. Weismiller outside of any formal plan. These options expired when Mr. Weismiller resigned without disagreement on June 24, 2004.

(4)	The exercise price of these options was equal to the fair market value (closing price) of the underlying common stock on the date of grant. These options are nonqualified options.

The following table provides information on the value of each of our Named Executive Officer’s unexercised options at December 31, 2004. None of our Named Executive Officers exercised any options during 2004.

Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year—End (#)		Value of Unexercised In-the MoneyOptions at Fiscal Year-End($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul D. Hamm	525,000	—	$229,000	—

Compensation of Directors

Our non-employee directors do not receive any additional compensation for serving as a member of our board of directors or for attending any of our board committees, but non-employee directors are reimbursed for out-of-pocket expenses incurred in connection with attending our board and board committee meetings.

For information concerning agreements involving Named Executive Officers see Item 12 Certain Relationships and Related Transactions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2005 with respect to (i) each director of the Company; (ii) each executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Endavo Media & Communications, Inc., 50 West Broadway, Suite 1100, Salt Lake City, Utah 84119. This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on approximately 10,501,000 of our common stock outstanding on March 31, 2005 adjusted as required by rules promulgated by the Securities and Exchange Commission.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Executive Officers and Directors

Paul D. Hamm (1)	3,129,857	25.3%

Mark S. Hewitt (2)	525,000	4.7%

Jerry Dunlap (3)	—	*

Frederick A. Weismiller	—	*

Five Percent Shareholders

SovCap Equity Partners (4) c/o Lion Corporate Securities Ltd. Cumberland House #27 Cumberland Street P.O. Box N-10818 Nassau, New Providence	2,603,733	22%

SovCap Investment Management Group LLC (5) 10 Glenlake Parkway, Suite 130 Atlanta, GA 30328	2,603,733	22%

Peter D. Martin (6)	2,603,733	22%

All Directors and Executive Officers as a Group (four persons) (1)(2)(3)	3,654,857	28.3%

_____________
* Less than one percent.

(1)
Consists of 1,124 shares of common stock owned directly by Mr. Hamm and 525,000 shares that Mr. Hamm has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hamm may also be deemed to own the 44,883 shares of Series A Preferred Stock owned by AlphaWest Capital Partners, of which Mr. Hamm is the sole member. However, the Series A Preferred Stock is not convertible until September 2005 and then at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Hamm, as a managing member of SovCap Investment Management Group, also may be deemed to beneficially own any shares of common stock beneficially owned by SovCap Investment Management Group. Mr. Hamm disclaims beneficial ownership of the securities held by SovCap Investment Management Group and SovCap Equity Partners except to the extent of his proportionate interest therein. See Note (5) below.

(2)
Consists of 525,000 shares that Mr. Hewitt has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hewitt also owns 2,076 shares of Series A Preferred Stock. However, the Series A Preferred Stock is not convertible until September 2005 and then at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock.

(3)
ISDN.Net, of which Mr. Dunlap is President and an owner, owns 80,000 shares of Series A Preferred Stock. However, the Series A Preferred Stock is not convertible until September 2005 and then at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Dunlap disclaims beneficial ownership of the securities owned by ISDN.Net except to the extent of his proportionate interest therein.

(4)
Includes 1,192,933 shares issuable to SovCap Equity Partners upon conversion of outstanding convertible demand notes issued between August 21, 2003 and September 8, 2004. SovCap Equity Partners also holds 3,581,585 shares of Series A Preferred Stock. However, the Series A Preferred Stock is not convertible until September 2005 and then at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. SovCap Equity Partners has sole voting power but shares dispositive power with SovCap Investment Management Group, its investment manager, with respect to the securities of the Company owned by SovCap Equity Partners.

(5)
Consists solely of shares of common stock beneficially owned directly by SovCap Equity Partners. SovCap Investment Management Group, as investment manager of SovCap Equity Partners, has shared dispositive power (but not voting power) with respect to the shares of common stock beneficially owned by SovCap Equity Partners. Accordingly, it may be deemed to beneficially own any shares of common stock beneficially owned by SovCap Equity Partners. SovCap Investment Management Group disclaims beneficial ownership of the securities held by SovCap Equity Partners except to the extent of its proportionate interest therein.

(6)
Mr. Martin, as a managing member of SovCap Investment Management Group, may be deemed to beneficially own any shares of common stock beneficially owned by SovCap Investment Management Group. Mr. Martin disclaims beneficial ownership of the securities held by SovCap Equity Partners and shares beneficially owned by SovCap Investment Management Group except to the extent of his beneficial ownership therein. See Note (5) above.

Equity Compensation Plan Information

We maintain the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan pursuant to which we may grant equity awards to eligible persons. The following table provides information as of March 31, 2005 about equity awards under this plan.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,550,000 (2)	$.558	638,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,550,000	$.558	638,000

(1) We previously maintained the New Planet Resources, Inc. Stock Incentive Plan and the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. There are no outstanding options under these plans and we intend to retire these plans.

(2) This number does not include 7,812,000 common shares issued pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and for warrants previously exercised that were granted pursuant to the 2004 Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers

Paul Hamm and Mark Hewitt

On July 1, 2004, we entered into identical consulting agreements with AlphaWest Capital Partners, of which our President and CEO, Paul Hamm, is the controlling owner, and also Mark Hewitt. Under these consulting agreements, Mr. Hamm agreed to act as our President and Chief Executive Officer, as well as our interim Chief Financial Officer and Mr. Hewitt agreed to serve as our Chief Technology Officer and Chief Operating Officer. The consulting agreements were for terms of three months and both expired on October 31, 2004. As compensation for services under the consulting agreements, Messrs. Hamm and Hewitt were each entitled to receive a consulting fee of $7,500 per month, all of which they agreed to defer until the closing of our recent financing. In connection with their engagement by the Company, Messrs. Hamm and Hewitt were also both issued options to purchase 25,0000 shares of our common stock. On October 1, 2004, we entered into new agreements with AlphaWest and Mr. Hewitt, except the consulting fee under each agreement was $15,000 per month. These agreements were also for terms of three months and expired on December 31, 2004. In connection with this agreement, Messrs. Hamm and Hewitt were each issued options to purchase an additional 500,000 shares of our common stock. Currently, Messrs. Hamm and Hewitt continue to provide us with the executive management services contemplated by the latest consulting agreements, which we continue to honor despite their expiration. We intend to maintain this arrangement until a formal written employment agreement is negotiated and executed with each of them, at which time they will become employees of the Company. We expect this to occur during the second fiscal quarter of 2005.

Other Relationships and Related Transactions

Between August 21, 2003 and September 8, 2004, we borrowed a total of $762,800 from our largest security holder, SovCap Equity Partners, Ltd. in the form of 13 different convertible promissory notes. Each of theses notes is due within 10 days of demand by SovCap. The notes are not subject to interest; however there is a repayment fee equal to the product of (i) 1.5% of the outstanding principal amount under the note and (ii) the number of 30-day periods (rounded up) that the note has been outstanding. The repayment fee is owed regardless of whether the note is prepaid in advance or becomes due upon demand or default. If we are unable to make the payments upon demand or when otherwise due, interest will also accrue on the amount owed at an annual interest rate of 12%. Each note is convertible into shares of our common stock at 75% of the average closing bid price of our common stock over the five trading days preceding the conversion. We also granted SovCap piggyback registration rights with respect to the shares of common stock issuable upon conversion of the notes, which SovCap waived in connection with our recent private placement of convertible promissory notes and warrants. As of March 31, 2005, the aggregate amount of principal and repayment premiums due upon demand under the notes was $894,700, or approximately 1,192,933 shares of our common stock had SovCap elected to convert.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated.
Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed
2.1	Agreement and Plan of Merger	Attached to the Registrant’s Current Report on Form 8-K	001-16381	9/17/02

3.1	Certificate of Incorporation	Exhibits 1 and 1.1 to the Registrant’s Registration Statement on Form 8-A	001-16381	3/01/01

3.2	Amended and Restated Bylaws	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A	001-16381	3/01/01

4.1	Form of 8.0% Senior Secured Convertible Note	Exhibit 4.1 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

4.2	Form of Warrant	Exhibit 4.2 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

4.3	Form of Additional Investment Right “A”	Exhibit 10.2 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

4.4	Form of Additional Investment Right “B”	Exhibit 10.3 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

10.1	2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8	333-119586	10/07/04

10.2	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8	333-99371	9/10/02

10.3	Consulting Agreement, dated October 1, 2004, by and between the Registrant and AlphaWest Capital Partners (Paul D. Hamm)	Attached hereto

10.4	Consulting Agreement, dated October 1, 2004, by and between the Registrant and Mark S. Hewitt	Attached hereto

10.5	Consulting Agreement, dated September 17, 2004, by and between the Registrant and Castlegate Group, Ltd.	Attached hereto

10.6	Consulting Agreement, dated September 17, 2004, by and between the Registrant and Ronald H. Cole, Jr.	Attached hereto

10.7	Consulting Agreement, dated September 17, 2004, by and between the Registrant and International Recruitment Co Ltd.	Attached hereto

10.8	Consulting Agreement, dated September 17, 2004, by and between the Registrant and Trufello Associates, Ltd.	Attached hereto

10.9	Form of SovCap Promissory Note (1)	Attached hereto

10.10	Form of Securities Purchase Agreement for 8.0% Senior Secured Convertible Notes	Exhibit 10.1 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

10.11	Form of Security Agreement	Exhibit 10.4 to Registrant’s Current Report on Form 8-K	001-16381	2/28/05

21	Company Subsidiaries	Attached hereto

23.1	Consent of Hein & Associates LLP	Attached hereto

23.2	Consent of Tanner & Co.	Attached hereto

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

_________________

(1) The Company made and delivered to SovCap Equity Partners, Ltd. 13 separate demand promissory notes from August 21, 2003 through September 8, 2004. Each of these demand notes used the form attached. Only the principal amounts varied. These demand notes are discussed in greater detail under Item 12. Certain Relationships and Related Transactions - Other Relationships and Related Transactions.

(b) We did not file any Current Reports on Form 8-K during the period covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our audit committee, pursuant to authority granted to it by our board of directors, has selected Hein & Associates LLP, certified public accountants, as independent auditors to examine our annual consolidated financial statements for our fiscal year ending December 31, 2004.

We previously engaged Tanner & Co. to audit our financial statements for the fiscal year ended December 31, 2003. We have paid or expect to pay the following fees to Tanner & Co. and Hein & Associates, LLP for work performed in 2003 and 2004 or attributable to the audits of our 2003 and 2004 consolidated financial statements:

	2003	2004
Audit Fees	$36,515.50	$42,415.00
Audit-Related Fees	$1,322.80	$0
Tax Fees	$0	$3,000.00
All Other Fees	$4,004.14	$1,650.00

In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003. The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

We expect Hein & Associate's fees for the 2004 and it to be approximately $24,000.
The board of directors has reviewed the fees paid to Tanner & Co. and Hein & Associates LLP and has considered whether the fees paid for non-audit services are compatible with maintaining Hein & Associates’ independence. The board of directors may additionally ratify certain de minimis services provided by the independent auditor without prior approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals, as applicable, in upcoming years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPANY NAME CORPORATION

Date: April 15, 2005	By:	/s/ Paul D. Hamm
Paul D. Hamm, Chief Executive Officer
Title

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul D. Hamm	President, Chief Executive Officer and Chairman (Principal Executive	April 15, 2005
Paul D. Hamm	Officer and acting Principal Financial and Accounting Officer)

/s/ Mark S. Hewitt	Chief Technology Officer, Chief Operations Officer and Director	April 15, 2005
Mark S. Hewitt

/s/ Jerry Dunlap	Director	April 15, 2005
Jerry Dunlap