Form 10QSB
period 2005-03-31
Endavo Media & Communications, Inc.
filed 2005-05-20
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 33-119586

ENDAVO MEDIA AND COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0642448 (IRS Employer Identification No.)
50 West Broadway, Suite 400 Salt Lake City, Utah	84101
(Address of Principal Executive Offices)	(Zip Code)

(877) 721-9627
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of May 16, 2005 was 10,610,301 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of March 31, 2005	1

Condensed Consolidated Unaudited Statements of Operations
for the Three-Month Periods Ended March 31, 2005 and
March 31, 2004	2

Condensed Consolidated Unaudited Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2005 and
March 31, 2004	3

Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	7

Item 3. Controls and Procedures	11

PART II
OTHER INFORMATION

Item 6. Exhibits	12

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
as of March 31, 2005

Assets

Current assets:
Cash	$890,339
Accounts receivable, net of allowance for doubtful accounts of $10,715	27,038
Prepaid expenses	3,524
Deposits	43,000

Total current assets	963,901

Property and equipment, net	208,493

Asset held for sale	44,744

Total Assets	$1,217,138

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	589,571
Accrued payroll and other liabilities	499,541
Deferred revenue	301,112
Notes payable including related parties	1,074,266

Total current liabilities	2,464,490

Note payable (net of discount of $1,352,774)	72,226

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares Authorized. Of the amount authorized 4,500,000 shares have been designated as Series A, and 100,000 shares as Series B. There are 3,821,197 shares of Series A issued and outstanding. The liquidation preference of the Series A is $4,000.	3,821
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 10,501,240 shares issued and outstanding	10,610
Additional paid-in capital	17,374,864
Deferred compensation	(20,854)
Subscriptions receivable	(2,295)
Accumulated deficit	(18,685,724)

(1,319,578)

Total liabilities and stockholders' deficit	$1,217,138

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
for the three-month periods ended March 31, 2005 and March 31, 2004

	Three Months Ended March 31,
	2005	2004

Total revenues	$52,588	$67,011

Cost of sales	(40,599)	(99,743)
Selling, general, and administrative expense	(1,617,965)	(482,331)

Loss from operations	(1,605,976)	(515,063)

Other income	869	—
Interest expense	(301,392)	(343,797)

Net loss	(1,906,499)	(858,860)

Imputed preferred stock dividend	(1,891,493)	—

Net loss attributable to common shareholders	$(3,797,992)	$(858,860)

Net loss per common share - basic and diluted	$(.39)	$(1.74)

Weighted average shares - basic and diluted	9,773,288	494,751

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
for the three-month periods ended March 31, 2005 and March 31, 2004

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,906,499)	$(858,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,777	38,345
Stock issued for services	211,687	33,382
Amortization of deferred compensation	666,895	20,681
Amortization of unearned revenue	(19,787)	(8,760)
Amortization of discount on long-term debt	113,668	256,479
Decrease (increase) in:
Accounts receivable	3,967	(78,282)
Deposits and prepaid expense	(25,000)	(13,000)
Increase (decrease) in:
Accounts payable	(61,399)	(26,506)
Accrued liabilities	38,849	17,456
Deferred revenue	—	31,700

Net cash used in operating activities	(962,842)	(587,365)

Cash flows used in investing activities -
Purchase of property and equipment	(69,902)	(37,494)

Cash flows from financing activities:
Proceeds from issuance of common stock	542,517	—
Proceeds from related party note	—	3,000
Proceeds from convertible short-term debt	1,425,000	475,000
Proceeds from note payable		(3,537)
Payments on related party note	(3,366)	(4,108)
Payments on convertible long-term debt	(41,442)	(3,341)

Net cash provided by financing activities	1,922,709	467,014

Net increase (decrease) in cash and cash equivalents	889,965	(157,845)

Cash and cash equivalents at beginning of period	373	164,183

Cash and cash equivalents at end of period	$890,338	$6,338

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The financial statements reflect the consolidated results of Endavo Media and Communications and its wholly owned subsidiaries Susquina Inc. and New Planet Resources, Inc. All material intercompany transactions have been eliminated in the consolidation.

Reverse Stock Split. In the third quarter of 2004, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 16 that were previously owned. All share and per share amounts in prior periods have been restated to reflect the reverse stock split.

Basis of Presentation. The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Endavo Media and Communications, Inc., (the “Company”) believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company’s financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

Net Loss Per Common Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The earnings per common share for the three months ended March 31, 2005 and 2004 have been adjusted to give retroactive effect to the one-for-sixteen reverse stock split effective September 23, 2004 as if the reverse stock split had occurred on January 1, 2004. Options, warrants, convertible debt and convertible preferred stock which if exercised or converted would require the company to issue 42,993,443 and 80,675 common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2005 and 2004, respectively, since their effect is anti-dilutive.

Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Stock-Based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending March 31, 2005 and 2004 to employees.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over a five year estimated useful life of the asset.

NOTE 2—GOING CONCERN

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable issued during the three months ended March 31, 2005 consisted of the following:

On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Two Year Notes and related securities, including common stock warrants and additional investment rights. Specifically, this transaction may ultimately result in gross proceeds to the Company of $4,275,000 if both the additional investment rights are exercised in full. In connection with these notes the Company has filed a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of these notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future. The Securities and Exchange Commission has declared this filing effective.

The debt is convertible to common stock at a beneficial conversion rate of $0.892 per share and 1,597,529 warrants to purchase common stock with an exercise price of $1.29 were issued with the debt. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of March 31, 2005, $72,226 has been amortized.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Convertible notes payable purchased by a funding group totaled $1,397,300 in 2004, for total debt to the group of $2,261,300. During the 2004, $1,498,500 of these notes were converted into 3,511,363, post-reverse split, shares of the Company’s common stock, leaving $762,800 in convertible notes to the group outstanding as of March 31, 2005. The notes are due on demand after 121 days past issuance and bear interest at 18% per year. The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004. The total debt discounts amortized during 2004 was approximately $518,700.

NOTE 4—COMMON STOCK TRANSACTIONS

The Company issued 48,440 shares of common stock for services valued at $64,687 during the three months ended March 31, 2005. A total of 812,389 shares of common stock were issued for cash of $426,000. A total of 500,000 shares of common stock were issued for cash of $116,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2005, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis” in its entirety.

Company and Industry Overview

Endavo Media and Communications, Inc. first incorporated under the name of CeriStar in December of 1999 in Delaware, provides integrated broadband services, including voice, video and data services, to residential, commercial and municipal concerns through reliable, fast and intelligent IP (Internet Protocol) based networks. The Company’s current principal offering is to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP) infrastructure. These communications services include a robust IP telephony package (VoIP), high-speed Internet connectivity, broadcast and IP entertainment services such as video-on-demand, as well as security services. Endavo also manages the quality of service (QoS) and provides customer service and billing, as well as integration, engineering and management support for its customer base and for its network.

On September 10, 2002, Endavo merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all of the issued and outstanding stock of Endavo, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet Common Stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of Common Stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with Endavo being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc., now Endavo Media and Communications, Inc. Since Planet had no operations for the two years prior to the merger, only Endavo’s financial condition and results or operations will be discussed.

Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Results of Operations

Our operating results showed a decrease in revenues and other areas of financial performance for the three-month period ended March 31, 2005 as compared to the same period in 2004.

Summary of Operations	Three Months Ended March 31,
	2005	2004

Revenues	$52,588	$67,011
Cost of Revenue	40,599	99,743
Gross (Loss)	11,989	(32,731)
Selling, General and Administrative Costs	(1,617,965)	(482,331)
Operating (Loss)	(1,605,976)	(515,063)
Other Income (Expense)	869	—
Interest Expense	(301,392)	(343,797)

Net (Loss)	$(1,906,499)	$(858,860)

Our revenues decreased 21.52% in the three months ended March 31, 2005 compared to the same period in 2004. At the same time, our cost of revenues declined. Our cost of revenues also declined as a percentage of our revenues in the same comparative periods from 149% to 77%. Selling, general and administrative costs increased significantly during the three months ended March 31, 2005 as compared to the same period in 2004.

Revenues

Our revenues decreased to $52,588 in the thee-month period ended March 31, 2005 from $67,011 in the same period in 2004. This was due in large part to a general decline in service revenue and the lack of any revenue from equipment or labor sales. The first quarter of 2004 included $23,761 of commercial revenues from customers that have discontinued services.

Cost of Revenues and Gross Margins

Our cost of revenues decreased to $40,599 in the three months ended March 31, 2005 from $99,743 in the same period in 2004, a decrease of approximately 60%. This was the result of discontinuing services to commercial customers and switching to a new bandwidth provider in the fourth quarter of 2004. We also discontinued our agreements with our telecommunications and network bandwidth provider, which represented a significant percentage of our cost of revenues, as we switched to a new lower cost bandwidth provider and began providing VoIP services to our residential customers directly from our new local facility in Orem, Utah.

Our gross margin on sales in three months ended March 31, 2005 was $11,989 compared to a loss of $32,731 in the same period in 2004. This increased margin was primarily due to decreased costs of sales, offset by a decrease in revenues.

Selling, General and Administrative Costs

Selling, general and administrative costs increased significantly to $1,617,965 in three months ended March 31, 2005 compared to $482,331 in the same period in 2004. The increase in these costs was attributable primarily to increases in costs associated with payroll and consulting expenses. The increase in contract labor and consulting expenses came largely in the form of cash and non-cash compensation paid for services rendered in connection with our corporate restructure and redirection of our business plan.

	Three Months Ended March 31,
	2005	2004

Payroll Expenses	$124,003	$153,572

Contract Labor	385,617	31,021
Deferred Payroll Expense	14,199	20,681
Office Expense	18,874	9,859
Professional Services, including stock and options issued for services	929,714	90,872
Travel	59,776	58,033
Employee Benefits	5,030	14,769
Equipment Expense	12,618	14,632
Advertising	30,519	2,498
Rent	21,731	12,057
Depreciation	14,777	38,345
Other	1,107	35,992

Total	$1,617,965	$482,331

Other Income (Expense)

	Three Months Ended March 31,
	2005	2004

Interest expense	$301,392	$343,797
Other income	869	—

Total	$300,523	$343,797

Interest expense decreased in the three-month period ended March 31, 2005 as compared to the same period in 2004 largely due to the conversion of $1,498,500 short-term notes payable into common stock in the second half of 2004.

Liquidity and Capital Resources

In 2004, we consolidated our operations in order to focus on our new business plan. As a result, we do not yet currently have substantial revenues to fund ongoing operations and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We do not have any significant credit facilities available with financial institutions or other third parties. During 2004, we financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at March 31, 2005 totaled $963,901 as compared to approximately $53,000 in the prior quarter ended December 31, 2004. During our first fiscal quarter ended March 31, 2005, we received net proceeds of $1,425,000 through the issuance of convertible promissory notes, $116,290 from the exercise common stock warrants and $426,022 from the sale of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer, who is also our acting chief financial officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

31	Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDAVO MEDIA AND COMMUNICATIONS, INC.	COMPANY NAME CORPORATION

Dated: May 20, 2005	By:	/s/ Paul D. Hamm
Paul D. Hamm
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002