Form 10QSB
period 2005-06-30
Endavo Media & Communications, Inc.
filed 2005-08-22
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2005

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

 For the transition period from _____________ to _______________

Commission File Number 33-119586

ENDAVO MEDIA AND COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0642448 (IRS Employer Identification No.)

50 West Broadway, Suite 1100 Salt Lake City, Utah (Address of Principal Executive Offices)	84101 (Zip Code)

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

The number of shares of the issuer’s common equity outstanding as of August 1, 2005 was 17,550,610 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format: Yes ☑ No  ☐

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of June 30, 2005	1
Condensed Consolidated Unaudited Statements of Operations
for the Three- and Six-Month Periods Ended June 30, 2005 and
June 30, 2004	2
Condensed Consolidated Unaudited Statements of Cash Flows
for the Six-Month Periods Ended June 30, 2005 and
June 30, 2004	3
Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	8

Item 3. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	15

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
as of June 30, 2005

Assets

Current assets:
Cash	$-
Accounts receivable, net of allowance for doubtful accounts of $10,715	31,807
Prepaid expenses	3,524
Deposits	46,214

Total current assets	81,545

Property and equipment, net	334,355

Asset held for sale	44,746

Total Assets	$460,646

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	665,914
Bank Overdraft	2,638
Accrued payroll and other liabilities	523,718
Deferred revenue	294,220
Notes payable including related parties	1,099,320

Total current liabilities	2,585,810

Note payable (net of discount of $1,175,137)	249,863

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares Authorized. Of the amount authorized 4,500,000 shares have been designated as Series A, and 100,000 shares as Series B. There are 3,821,197 shares of Series A issued and outstanding. The liquidation preference of the Series A is $4,000.	3,821
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 10,838,186 shares issued and outstanding	10,838
Additional paid-in capital	16,815,657
Stock Subscriptions	111,826
Accumulated deficit	(19,317,169)

Total stockholder’s deficit	(2,375,027)

Total liabilities and stockholders' deficit	$460,646

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
for the three- and six-month periods ended June 30, 2005 and June 30, 2004

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004

Total revenues		$44,664	$44,221	$97,252	$111,232

Cost of sales		(52,666)	(94,296)	(93,265)	(194,039)
Reversal of Variable Stock Options expense		600,000	-	453,000	-
Selling, general, and administrative expense		(985,287)	(637,263)	(2,456,252)	(1,119,594)

Loss from operations		(393,289)	(687,338)	(1,999,265)	(1,202,401)

Other income		13,045	-	13,914	-
Interest expense		(251,201)	(333,081)	(552,593)	(676,878)

Net loss		(631,445)	(1,020,419)	$(2,537,944)	$(1,879,279)

Imputed preferred stock dividend		(1,891,493)	-	(3,782,986)

Net loss attributable to common shareholders		$(2,522,938)	$(1,020,419)	$(6,320,930)	$(1,879,279)

Net loss per common share - basic and diluted	$	( .23)	$(2.03)	$(.62)	$(4.82)

Weighted average shares - basic and diluted		10,642,837	503,375	10,210,465	389,813

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
for the six-month periods ended June 30, 2005 and June 30, 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(2,537,944)	$(1,879,279)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	35,984	77,308
Stock and Options issued for services	(347,294)	49,726
Amortization of deferred compensation	687,749	41,362
Amortization of unearned revenue	(26,679)	(23,227)
Amortization of discount on long-term debt	291,305	416,792
Gain on settlement	(9,300)	-
Bad Debt Expense		20,000
Decrease (increase) in:
Accounts receivable	(802)	(20,646)
Deposits and prepaid expenses	(28,214)	(16,500)
Increase (decrease) in:
Accounts payable	53,956	(115,564)
Accrued liabilities	63,026	262,928
Deferred revenue	-	76,609

Net cash used in operating activities	(1,818,213)	(1,110,491)

Cash flows used in investing activities:
Purchase of property and equipment	(216,971)	(90,333)

Cash flows from financing activities:
Proceeds from issuance of common stock	656,638	-
Proceeds from related party note	-	3,000
Proceeds on convertible short-term debt	1,425,000	1,061,500
Payments on note payable	(2,198)	(10,788)
Payments on related party note	(5,825)	(7,465)
Payments on convertible long-term debt	(41,442)	(6,800)

Net cash provided by financing activities	2,032,173	1,039,447

Net (decrease) increase in cash
and cash equivalents	(3,011)	(161,377)

Cash and cash equivalents at beginning of period	373	164,183

Cash and cash equivalents at end of period	$(2,638)	$2,806

See accompanying notes to condensed consolidated financial statements.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The financial statements reflect the consolidated results of Endavo Media and Communications and its wholly owned subsidiaries Susquina Inc. and New Planet Resources, Inc. All material inter-company transactions have been eliminated in the consolidation.

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

Net Loss Per Common Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The earnings per common share for the three months ended March 31, 2005 and 2004 have been adjusted to give retroactive effect to the one-for-sixteen reverse stock split effective September 23, 2004 as if the reverse stock split had occurred on January 1, 2004. Options, warrants, convertible debt and convertible preferred stock which if exercised or converted would require the company to issue approximately 43,328,443 and 80,675 common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2005 and 2004, respectively, since their effect is anti-dilutive.

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

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Stock-Based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In July 2005, the Company granted 335,000 options to employees with an effective date prior to June 30, 2005. No options were granted during the six months ended June 30, 2004.

Pro forma net loss and loss per share presented below reflect the results of the Company for the first six months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

	Three Months Ended June30,		Six Months Ended June30,
	2005	2004	2005	2004
Pro forma impact of fair value method (FAS 148)
Net loss attributable to common shareholders	$(2,522,938)	$(1,020,419)	$(6,320,930)	$(1,879,279)
Less: Reduction in variable option expense	(600,000)	0	(453,000)	0

Lesst: SFAS No. 148 employee compensation cost	(165,300)	0	(409,000)	0
Pro forma net income	(3,288,238)	(1,020,419)	(7,182,930)	(1,879,279)

Loss per common share
Basic and Diluted as reported	$(.23)	$(2.03)	$(.62)	$(4.82)

Basic and Diluted - pro forma	(.31)	(2.03)	(.70)	(4.82)

Weighted average Black-Scholes fair value assumptions

Risk free interest rate	6%	NA	6%	NA
Expected life	13 years	NA	13 years	NA
Expected volatility	192%	NA	192%	NA
Expected dividend yield	0	0	0	0

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of June 30, 2005 consisted of the following:

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

The debt is convertible to common stock at a beneficial conversion rate of $0.892 per share and1,597,529 warrants to purchase common stock with an exercise price of $1.27 were issued with the debt. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of June 30, 2005, $249,863 has been amortized. As discussed in Note 5, subsequent to the end of the quarter ended June 30, 2005, the Company and the noteholders agreed to adjust the exercise price of the warrants to $0.1425 per share.

Convertible notes payable purchased by a funding group totaled $1,397,300 in 2004, for total debt to the group of $2,261,300. During 2004, $326,000 of these notes were converted into 34,097,243, pre-reverse split, shares of the Company’s common stock, which were surrendered in exchange for 3,581,585 Series A Convertible Preferred Shares. $690,000 of these notes were converted into 1,380,285, post-reverse split, shares, leaving a principal amount of $762,800 in convertible notes to the group outstanding as of June 30, 2005. The notes are due on demand after 121 days past issuance and bear interest at 18% per year. The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004. The total debt discounts amortized during 2004 was approximately $518,700.

ENDAVO MEDIA AND COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4—COMMON STOCK TRANSACTIONS

The Company issued 227,885 shares of common stock for services valued at $41,000 during the three months ended June 30, 2005.

NOTE 5 - SUBSEQUENT EVENTS

On July 1, 2005, the Company entered into an agreement (the “Exchange Agreement”) with investors party to a Securities Purchase Agreement, dated February 22, 2005 (the “Purchase Agreement”), to amend the terms and conditions of the warrants to purchase 1,597,529 shares of the Company’s common stock (the “Warrants”) issued to the investors pursuant to the Purchase Agreement. Pursuant to the Exchange Agreement, the exercise price of the Warrants was adjusted from $1.27 per share to $0.1425 per share. The investors agreed to waive any anti-dilution rights they may have as a result of the reduction in the exercise price of the Warrants pursuant to the Exchange Agreement. In addition to the amendment to the exercise price, and in order to encourage timely exercise of the Warrants, the Company agreed to issue 3.5 shares of the Company’s restricted common stock (“Restricted Shares”) to the investors for each share of common stock issuable upon conversion of $1,425,000 aggregate principal amount 8% senior secured convertible promissory notes issued to such investors pursuant to the Purchase Agreement. A total of 5,591,352 restricted shares of common stock were issued along with 1,121,072 registered common shares in exchange for the exercise of Warrants. The Company received proceeds in the cash amount of $159,753.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended June 30, 2005, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,”“believes,”“projects,”“expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

Company and Industry Overview

Endavo Media and Communications, Inc., first incorporated under the name of CeriStar in December of 1999 in Delaware, historically has provided integrated broadband services, including voice, video and data services, to residential, commercial and municipal concerns through IP (Internet Protocol) or fiber communications networks. Our historical principal offering has been to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP) infrastructure.
These communications services include IP telephony services (VoIP), high-speed Internet connectivity, and broadcast and “cable” TV services. We continue to manage the quality of service (QoS) of the network and provide customer service and billing. We also provide engineering, installation and maintenance support for the fiber networks that serve existing residential customer base. Specifically, we continue to provide certain services to two residential communities in the area of Provo, UT. We plan to operate, support and expand network facilities in both local and other potential markets as we expand our new business plan. However, at this time, we do not intend to expand our business of directly providing telecom and Internet services directly to residential customers. Our new business plan includes the development of a distribution and transaction management system over a digital services delivery system that will enable the distribution of digital entertainment and communications services to connected customers and communities over a national IP “multicast” network and local broadband networks. We call this distribution and transaction management system the Endavo EcoSystem™ The initial phase of the EcoSystem includes developing a digital content delivery system and marketing certain data services (“bandwidth”) in the Utah market and surrounding region, under a reseller agreement with WV Fiber, Inc., our national IP network partner..

On September 10, 2002, Endavo merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet Common Stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and each share of Endavo common stock was exchanged into .322 shares of Common Stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with Endavo being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc., now Endavo Media and Communications, Inc. Since Planet had no operations for the two years prior to the merger, only Endavo’s financial condition and results or operations will be discussed. On September 23, 2004, CeriStar, Inc. was renamed Endavo Media and Communications, Inc., in order to more accurately reflect the new business direction of the company and our operating subsidiary became Susquina, Inc.

Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Recent Developments

As we described in our 10K filing for year-end 2004 and in periodic reports and press releases, we have redirected our business plan to develop the facility and the systems that will enable the distribution of digital entertainment and communications services to connected broadband customers and communities. We call this distribution and transaction management system the Endavo EcoSystem™. Once our technologies and products are sufficiently developed and tested, we plan to market our “D-Commerce Marketplace” of digital services and content, on a wholesale and retail basis, to defined groups of customers. We define the D-Commerce Marketplace as any product or service that can be delivered over an IP network. This includes individual pieces of media, such as movies, music, books or images, and complete digital services, such as VoIP and secure instant messages. We intend to initially target our marketing efforts toward owners of video and audio content and other content and services that can be ‘digitized’ to be distributed over an IP network. We also target broadband communities that are located within close geographical proximity to, or already connected to, our national fiber network.

During the second quarter ended June 30, 2005, we began our operational transition by establishing a data center facility presence in Tampa, FL. From there we began installing the systems necessary to begin implementing and marketing the initial digital content delivery and management systems, which we call EnCastTM and EnRouteTM. EnCast is designed to provide a cost effective alternative to the traditional broadcast television channel, by delivering content over the Internet and IP Networks directly to a broadcast distributor or network service provider for rebroadcast to subscribers or viewers. The communications industry refers to this type of television channel delivery as IP television (IPTV). EnRoute is a combination of hardware and software that enables programmers and owners of video or audio content to digitally deliver content using our IP network, the Internet and traffic management services. It is intended that customers who will purchase and use our EnCast and EnRoute products will often also need our encoding, storage and transcoding services in order to properly provision content for IP-based delivery.

We also began developing new products within our EnTrustTM Media Management SystemTM that will allow programmers and content owners to remotely preview, manage, select, order and deliver their content to customers through web-based applications.

Although we began testing and implementing our new products with new potential customers during our second quarter ended June 30, 2005, these products are still considered to be development-stage. Therefore the functionality and marketability of our content delivery systems have not yet been proven. Since we remain dependent on financing resources, we may not have sufficient capital to fully develop these new products or expand storage, computer and network capacity sufficiently to effectively distribute on behalf of our customers. In this case, it would be very difficult to maintain customers and market to new ones.

During the second quarter ended June 30, 2005, we also began marketing connectivity to the Endavo EcoSystem and data services under a joint marketing and reseller agreement with WV Fiber, our national IP multicast network partner located in Nashville, TN. Under this agreement, Endavo and WV Fiber have agreed to share net revenue for data services sold by Endavo, serving as agent. We are targeting our marketing efforts in Utah and surrounding states, leveraging our existing operations, sales team and relationships in the region. Implementation of this sales and marketing plan is in its early stages and therefore is uncertain.

Although the second quarter ended June 30, 2005, has proven to be very difficult for us in the public marketplace, we have utilized the round of capital provided on February 22, 2005 to build and are now ready to launch a digital content delivery product in the marketplace. The next steps toward successful launch are getting contracts for content delivery and management systems and services, implementing & delivering those systems and services and then backfilling the pipeline with more potential customers. However, because we are a start-up entity and depend on financing sources to continue operations and development, our main risk is failing to acquire sufficient financing to cover operational and capital expenditures necessary for a public company and our business plan. Even if we are successful in acquiring financing, we have a secondary risk of our products and service failing to gain market acceptance and, therefore, finding it difficult to acquire new customers and revenue.

The results of our operations reflect a transition from our company’s historical business strategy of serving as direct provider of voice, video and data services to our new direction of developing and marketing distribution, management and accounting services through the Endavo EcoSystem and over a national IP network.

Results of Operations

Our operating results showed a decrease in revenues and other areas of financial performance for the three-and six-month periods ended June 30, 2005 as compared to the same period in 2004.

Summary of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$44,664	$44,221	$97,252	$111,232
Cost of Revenue	(52,666)	(94,296)	(93,265)	(194,039)
Gross Income (Loss)	(8,002)	(50,075)	3,987	(82,807)
Reversal of variable stock options expense	600,000	-	453,000	-
Selling, General and Administrative Costs	(985,287)	(637,263)	(2,456,252)	(1,119,594)
Operating (Loss)	(393,289)	(687,338)	(1,999,265)	(1,202,401)
Other Income (Expense)	13,045	-	13,914	-
Interest Expense	(251,201)	(333,081)	(552,593)	(676,878)

Net (Loss)	$(631,445)	$(1,020,419)	$(2,537,944)	$(1,879,279)

Our revenues increased 1% in the three months ended June 30, 2005 compared to the same period in 2004. At the same time, our cost of revenues declined. Our cost of revenues also declined as a percentage of our revenues in the same comparative periods from 213% to 118%. Selling, general and administrative costs increased significantly during the three months ended June 30, 2005 as compared to the same period in 2004.

Our revenues decreased 12.6% in the six months ended June 30, 2005 compared to the same period in 2004. At the same time, our cost of revenues declined. Our cost of revenues also declined as a percentage of our revenues in the same comparative periods from 174% to 96%. Selling, general and administrative costs increased significantly during the six months ended June 30, 2005 as compared to the same period in 2004.

Revenues

Our revenues increased to $44,664 in the three-month period ended June 30, 2005 from $44,221 in the same period in 2004. This increase was mainly due to an increase in service revenue of $4,215, resulting from an increase in new residential customers, and a decrease in revenue of $3,770 from equipment or labor sales.

Our revenues decreased to $97,252 in the six-month period ended June 30, 2005 from $111,232 in the same period in 2004. This decrease was mainly due to a termination of commercial services in 2004 as we began transitioning our operations to residential services only.

Cost of Revenues and Gross Margins

Our cost of revenues decreased to $52,666 in the three months ended June 30, 2005 from $94,296 in the same period in 2004, a decrease of approximately 44%. Our cost of revenues decreased to $93,265 in the six months ended June 30, 2005 from $194,039 in the same period in 2004, a decrease of approximately 52%. This significant decrease in cost of revenues was the result of discontinuing services to commercial customers and switching to a new bandwidth provider in the fourth quarter of 2004. We discontinued our agreements with our former telecommunications and network bandwidth provider, which represented a significant percentage of our cost of revenues before the transition, and we switched to a new lower cost bandwidth provider and began providing our own hosted VoIP services to our residential customers directly from our new local operations facility in Orem, Utah.

Our gross margin on sales in three months ended June 30, 2005 was negative $8,002 compared to negative $50,075 in the same period in 2004. For the six months ended June 30, 2005, our gross margin increased to $3,987, or a gain of 4%, compared to a negative margin of $82,807, or a loss of 74%, during the same period in 2004, This decreased negative margin was primarily due to decreased costs of sales, offset by a decrease in revenues. Although significantly improved, our continued negative margin is a result of certain fixed network and facility costs associated with hosting a data center and maintaining network connectivity necessary to provide voice, video and data services, despite having only a small number of customers.

Selling, General and Administrative Costs

Selling, general and administrative costs increased significantly to $985,287 in three months ended June 30, 2005 compared to $637,263 in the same period in 2004. In the six months ended June 30, 2005, selling, general and administrative costs increased to $2,456,252, compared to $1,119,594 during the same period in 2004. The increase in these costs was attributable primarily to increases in costs associated with payroll, contract labor, employee benefits and consulting expenses. The increase in contract labor and consulting expenses came largely in the form of cash and non-cash compensation paid for services rendered in connection with our corporate restructure and redirection of our business plan.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest expense	$(251,201)	(333,081)	$(552,593)	$(676,879)
Other income	$13,045	-	$13,914

Interest expense decreased in the three-month and six-month periods ended June 30, 2005 as compared to the same periods in 2004, largely due to the net reduction of $1,162,700 in short-term notes payable into common stock in the second half of 2004.

Liquidity and Capital Resources

In the second half of 2004, we consolidated our operations in order to focus on our new business plan. We are currently developing new products and services that we intend to market. As a result, we do not yet currently have substantial revenues to fund ongoing operations and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We do not have any significant credit facilities available with financial institutions or other third parties. During the first half of 2005, we have financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at June 30, 2005 totaled $81,545 as compared to $963,901 in the prior quarter ended March 31, 2005 and approximately $53,000 in the quarter ended December 31, 2004. This significant decrease from the prior quarter was the result of a significant reduction in our cash position as a result of operating expenses in conjunction with limited financing activities. Specifically, we significantly expanded our payroll in the second quarter and we opened our Tampa-based product development and initial data center. We also have purchased computers and storage equipment to support our new business launch. During the six months ended June 30, 2005, we received $116,290 from the exercise of common stock warrants and $426,022 from the sale of our common stock.

We expect that certain of our liabilities listed on the balance sheet under the headings “Accounts Payable,”“Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months. We may also retire certain liabilities.

We anticipate that we will incur significantly lower capital expenditures for broadband fiber infrastructure as a result of our new emphasis as a distributor of IP-based content and services to existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. We have also reduced our operations and SG&A costs as a result of consolidating our historical operations. Going forward, however, we anticipate that we will incur significantly more capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a further increase in operational and SG&A costs, as we accelerate the development and launch of new operations in late 2005 or early 2006.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 14, 2005, we agreed to full and complete settlement of all claims related to the Wired LLC case in exchange for our payment to Wired in the amount of $60,000

We have a potential claim against us by SGS Associates and General Construction and Development, Inc. related to a dispute regarding a contractual agreement to provide network engineering and communications services to residential communities being developed by SGS and GCD. We have also potential claims or counterclaims against SGS and GCD for nonpayment for network plant and equipment installation and maintenance under the contract. No claims have been filed at this time and we expect to settle the matter outside of litigation. If this matter should go to litigation, there is an arbitration clause in the agreement.

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

ENDAVO MEDIA AND COMMUNICATIONS, INC.

Dated: August 19, 2005	/s/ Paul D. Hamm
Paul D. Hamm
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002