Form 10QSB
period 2005-09-30
Endavo Media & Communications, Inc.
filed 2005-11-21
CIK 1084507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                        Commission File Number 33-119586

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                           87-0642448

 (State or Other Jurisdiction of      (IRS Employer Identification No.)
 Incorporation or Organization)

    50 West Broadway, Suite 400
       Salt Lake City, Utah                                             84101

     (Address of Principal Executive Offices)                         (Zip Code)

                                 (877) 721-9627
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ?

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the issuer's common equity outstanding as of November 21, 2005 was 21,102,957 shares of common stock, par value $.001.

      Transitional Small Business Disclosure Format: Yes |X| No |_|

                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                                                   Page
Item 1.   Financial  Statements

               Condensed Consolidated Unaudited Balance Sheet
                    as of September 30, 2005........................................................1
               Condensed Consolidated Unaudited Statements of Operations
                    for the Three- and Nine-Month Periods Ended September 30, 2005 and
                   September 30, 2004...............................................................2
               Condensed Consolidated Unaudited Statements of Cash Flows
                    for the Nine-Month Periods Ended September 30, 2005 and
                    September 30, 2004..............................................................3
               Notes to the Condensed Consolidated Unaudited Financial Statements.................. 4

Item 2.   Management's Discussion and Analysis......................................................9

Item 3.   Controls and Procedures..................................................................17

                                                          PART II
                                                     OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................................18

Item 6.   Exhibits.................................................................................19

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                            as of September 30, 2005

                                                                     (unaudited)

            Assets                                                      9/30/05
---------------------------------------------------------------    ------------

Current assets:
  Cash                                                             $     20,867
  Accounts receivable, net of allowance for
    doubtful accounts of $473                                               191
  Prepaid expenses                                                        3,524
  Deposits                                                               46,214
                                                                   ------------

     Total current assets                                                70,796

Property and equipment, net                                             316,710
Asset held for sale                                                      44,746
                                                                   ------------

                            Total Assets                           $    432,252
                                                                   ------------
--------------------------------------------------------------------------------

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current liabilities:
  Accounts payable                                                 $    894,902
  Accrued payroll and other liabilities                                 844,903

  Unearned revenue                                                           --
  Notes payable including related parties                             1,119,477
                                                                   ------------

     Total current liabilities                                        2,859,282

Note Payable (net of discount of $1,175,137)                            427,500

Stockholders' deficit:
  Preferred stock, $.001 par value; 1,000,000 shares
  authorized, 3,821,197 shares issued and outstanding                     3,821
  Common stock, $.001 par value, voting, 100,000,000 shares
  authorized, 13,584,815 shares issued and outstanding                   17,776
  Additional paid-in capital                                         17,837,984
  Accumulated deficit                                               (20,714,111)
                                                                   ------------

     Total stockholders' deficit:                                    (2,854,530)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    432,252
                                                                   ------------

     See accompanying notes to condensed consolidated financial statements.

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      for the three- and six-month periods
                ended September 30, 2005 and September 30, 2004

                                                             Three Months Ended                           Nine Months Ended
                                                                   30-Sep                                      30-Sep
                                                           2005                2004                   2005               2004
                                                   --------------------- ------------------      ---------------- ------------------
Total Revenue                                       $      334,826        $       42,509         $      432,078    $     153,741

Cost of sales                                       $      (34,310)              (89,806)              (127,575)        (283,845)
                                                    $
Reversal of Variable Stock Options Expense                      --                    --                453,000               --
Selling, general, and administrative expense        $     (651,137)             (423,880)            (3,107,389)      (1,543,474)
                                                   --------------------- ------------------      ---------------- ------------------

     Loss from operations                                 (350,621)             (471,177)            (2,349,886)      (1,673,578)

Other income (expense)                              $       (1,862)                  913                 12,052              913

Interest expense                                    $   (1,044,459)             (177,399)            (1,597,052)        (854,277)
                                                   --------------------- ------------------      ---------------- ------------------

     Net Loss                                           (1,396,942)             (647,663)            (3,934,886)      (2,526,942)

Imputed preferred stock dividend                    $   (1,891,493)                   --             (5,674,478)              --
                                                   --------------------- ------------------      ---------------- ------------------

Net loss attributable to common shareholders        $   (3,288,435)      $      (647,663)          $ (9,609,364)   $  (2,526,942)
                                                   --------------------- ------------------      ---------------- ------------------

Loss per common share basic and diluted             $         (.19)      $          (.39)          $       (.76)   $       (3.72)
                                                   --------------------- ------------------      ---------------- ------------------

Weighted average shares - basic and diluted             17,310,369             1,679,000             12,603,108          679,000
                                                   --------------------- ------------------      ---------------- ------------------

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS for the six-month periods ended September 30, 2005 and September 30, 2004

                                                       2005             2004
                                                   -------------    ------------

Cash flows from operating activities:
 Net loss                                          $(3,934,886)   $(2,526,942)
 Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                        58,497        120,459

   Equipment issued in lawsuit settlement                   --         11,554

   Stock issued for services and interest              472,219         81,726

   Amortization of deferred compensation               687,749        111,043

   Amortization of unearned revenue                   (320,899)       (38,135)

   Amortization of discount on long-term debt          468,942        520,744

   Gain on Settlement                                   (9,300)            --

   Bad Debt Expense                                      1,649         20,000
  Decrease (increase) in:

   Accounts receivable                                  29,165        (31,217)

   Deposits and prepaid expenses                       (28,214)       (21,636)
  Increase (decrease) in:

   Accounts payable                                    282,944            713

   Accrued liabilities                                 384,211        228,446

   Deferred revenue                                         --        161,162
                                                   -----------    -----------

   Net cash used in operating activities            (1,907,923)    (1,362,083)
                                                   -----------    -----------

Cash flows used in investing activities-

 Purchase of property and equipment                   (221,839)      (196,203)

                                                   -----------    -----------

Cash flows from financing activities:

 Proceeds from issuance of common stock                754,565         22,001

 Proceeds from related party note                           --          3,000
 Proceeds on convertible short-term debt             1,449,500      1,412,300

 Payments on note payable                               (4,535)            --

 Payments on related party note                         (7,832)       (10,831)

 Payments on convertible long-term debt                (41,442)       (10,788)
                                                   -----------    -----------

   Net cash provided by financing activities         2,150,256      1,415,682
                                                   -----------    -----------

   Net (decrease) increase in cash

      and cash equivalents                              20,494       (142,604)

Cash and cash equivalents at beginning of period           373        164,183
                                                   -----------    -----------


Cash and cash equivalents at end of period         $    20,867    $    21,579
                                                   -----------    -----------

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Basis of Presentation. The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Endavo Media and Communications, Inc., (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

      These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

      Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company's financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.

      Net Loss Per Common Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The earnings per common share for the three months ended September 30, 2005 and 2004 have been adjusted to give retroactive effect to the one-for-sixteen reverse stock split effective September 23, 2004 as if the reverse stock split had occurred on January 1, 2004. Options, warrants, convertible debt and convertible preferred stock, which if exercised or converted would require the company to issue approximately 43,107,205 shares of common stock, are not included in the diluted earnings per share calculation for September 30, 2005 and 2004, respectively, since their effect is anti-dilutive.

      Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period. In the quarter ended September 30, 2005 the Company recognized all of the remaining deferred revenue on two contracts which were terminated by the customers. The Company has no remaining obligations under these contracts.

                     ENDAVO MEDIA AND COMMUNICATIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

      Stock-Based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In July 2005, the Company granted 340,000 options to employees with an effective date prior to June 30, 2005 and 310,000 options to employees with an effective date of July 26, 2005. 650,000 options were granted during the nine months ended September 30, 2004. 30,000 options were retired due to employment termination without vesting.

Pro forma net loss and loss per share presented below reflect the results of the Company for the first six months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                            Three Months                      Nine Months
                                                        Ended September 30,              Ended September 30,
                                                      2005             2004            2005             2004
                                                  ------------     ------------    ------------     ------------
Pro forma impact of fair value method (FAS 148)
Net loss attributable to common shareholders      $ (3,288,435)    $   (647,663)   $ (9,609,364)    $ (2,526,942)
Less: Reduction in variable option expense                   0                0        (453,000)               0

Less: SFAS No. 148 employee compensation cost         (117,900)               0        (526,900)               0
                                                  ------------     ------------    ------------     ------------
Pro forma net income                                (3,406,335)        (647,663)    (10,589,264)      (2,526,942)

Loss per common share
Basic and Diluted as reported                     $       (.19)    $       (.39)   $       (.76)    $      (3.72)

Basic and Diluted - pro forma                             (.20)            (.39)           (.84)           (3.72)

Weighted average Black-Scholes fair value
Assumptions

Risk free interest rate                                      6%              NA               6%              NA
Expected life                                          3 years               NA         3 years               NA
Expected volatility                                        193%              NA             192%              NA
Expected dividend yield                                      0                0               0                0

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

|_| NOTE 3--SHORT-TERM NOTES PAYABLE

      Notes payable and convertible notes payable outstanding as of September 30, 2005 consisted of the following:

      On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Two Year Notes and related securities, including common stock warrants and additional investment rights (which have expired as noted below). In connection with these securities, the Company has filed a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of these notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future. The Securities and Exchange Commission has declared this filing effective.

      The debt is convertible to common stock at a beneficial conversion rate of $0.892 per share and1,597,529 warrants to purchase common stock with an exercise price of $1.27 were issued with the debt. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of September 30, 2005, $427,500 has been amortized.

      Convertible Promissory Notes payable purchased by a private equity fund totaled $1,397,300 in 2004, for total debt purchased by the fund in the principal amount of $2,261,300. During 2004, $326,000 principal amount of these notes were converted into 34,097,243, pre-reverse split, shares of the Company's common stock, which were surrendered in exchange for 3,581,585 Series A Convertible Preferred Shares. $690,000 principal amount of these notes were converted into 1,380,285, post-reverse split, shares, leaving a principal amount of $762,800 in convertible notes to the group outstanding as of September 30, 2005. The notes are due on demand after 121 days past issuance and bear interest at 18% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004. The total debt discounts amortized during 2004 was approximately $467,500. On August 19, 2005 and September 9, 2005, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the amounts of $20,000 and $4,500 respectively. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date.

                     ENDAVO MEDIA AND COMMUNICATIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4--COMMON STOCK TRANSACTIONS

     On July 1, 2005, the Company entered into an agreement (the "Exchange Agreement") with investors party to a Securities Purchase Agreement, dated February 22, 2005 (the "Purchase Agreement"), to amend the terms and conditions of the warrants to purchase 1,597,529 shares of the Company's common stock (the "Warrants") issued to the investors pursuant to the Purchase Agreement. Pursuant to the Exchange Agreement, the exercise price of the Warrants was adjusted from $1.27 per share to $0.1425 per share. The investors agreed to waive any anti-dilution rights they may have as a result of the reduction in the exercise price of the Warrants pursuant to the Exchange Agreement. No additional debt discount was recorded as the original discount on the debt was equal to the face value of the debt. In addition to the amendment to the exercise price, and in order to encourage timely exercise of the Warrants, the Company agreed to issue
3.5 shares of the Company's restricted common stock ("Restricted Shares") to the investors for each share of common stock issuable upon conversion of $1,425,000 aggregate principal amount 8% senior secured convertible promissory notes issued to such investors pursuant to the Purchase Agreement. A total of 5,591,352 restricted shares of common stock were issued along with 1,121,072 registered common shares in exchange for the exercise of Warrants. The Company recorded additional interest expense of $800,000 to account for the additional shares issued to the note holders. The Company received proceeds in the cash amount of $159,753. 476,457 of these warrants remain unexercised as of September 30, 2005.

      The Company issued 169,000 shares of common stock for services valued at $19,512.75 during the three months ended September 30, 2005.

      On September 30, 2005, the company issued 56,180 restricted shares of common stock priced at $.89 and 56,180 purchase warrants exercisable at $1.27 pursuant to a private purchase by an accredited off-shore investor under Regulation S. The company received proceeds from the purchase in the amount of $50,000.

NOTE 5 - SUBSEQUENT EVENTS

      On October 17, 2005, the company issued 44,944 restricted shares of common stock 44,944 common stock purchase warrants exercisable at $1.27 pursuant to a private purchase to an accredited off-shore investor under Regulation S. The company received proceeds from the purchase in the amount of $40,000.

                     ENDAVO MEDIA AND COMMUNICATIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

      On October 23, 2005, the additional investment rights, issued in conjunction with the February 22, 2005 convertible note offering, expired. No rights were exercised by holders.

      On November 7, 2005, the company issued 26,877 restricted shares of common stock priced at $.89 and 26,877 common stock purchase warrants exercisable at $1.27 pursuant to a private purchase by an accredited off-shore investor under Regulation S. The company received proceeds from the purchase in the amount of $23,920.53.

      On November 15, 2005, the company issued 42,450 restricted shares of common stock priced at $.89 and 42,450 common stock purchase warrants exercisable at $1.27 pursuant to a private purchase by an accredited off-shore investor under Regulation S. The company received proceeds from the purchase in the amount of $37,780.50.

                     ENDAVO MEDIA AND COMMUNICATIONS, INC.
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended September 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read "Management's Discussion and Analysis" in its entirety.

Company and Industry Overview

Endavo Media and Communications, Inc. first incorporated under the name of CeriStar in December of 1999 in Delaware, historically, has provided integrated broadband services, including voice, video and data services, to residential, commercial and municipal concerns through Internet Protocol ("IP") or fiber communications networks. Our historical principal offering was to provide residential subscribers with integrated voice, video and data communications services over Fiber-to-the-Premise (FTTP) infrastructure.
These communications services included IP telephony services (VoIP), high-speed Internet connectivity, and broadcast and "cable" TV services. We had managed the quality of service (QoS) of the network and provide customer service and billing. We also provided engineering, installation and maintenance support for the fiber networks that serve existing residential customer base. In September 2005, we assigned our two residential networks, equipment and services to the community developers in exchange for a full release of any claims against the Company. In addition, we terminated the employment of individuals who were employed by the company for the direct purpose of operating and supporting the residential networks and services in Utah. Although we have revised our business plan, as discussed below, to focus on other aspects of IP services delivery to customers and methodologies for delivering services, no formal plan has been adopted by Company to formally discontinue this line of business as we may seek to deliver services directly to FTTP and other broadband communities as we expand our business in the future.

Our overall refocused business plan direction basically involves the development of managed content distribution solutions over a national content delivery network. Specifically, we intend to distribute digital entertainment, information and communications services to connected customers and communities over a national IP backbone network to the Internet and to local broadband networks. We call this managed content distribution system and content delivery network, the Endavo EcoSystem(TM) The initial phase of the business plan is to distribute digital video content and programming to certain targeted groups of broadband users and web-based communities.

On September 10, 2002, We merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company, together referred to as Planet, in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet Common Stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of Common Stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with Endavo being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc., now Endavo Media and Communications, Inc. Since Planet had no operations for the two years prior to the merger, only Endavo's financial condition and results or operations will be discussed. On September 23, 2004, CeriStar, Inc. was renamed Endavo Media and Communications, Inc., in order to more accurately reflect the new business direction of the Company and our operating subsidiary became Susquina, Inc.

Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Until that time, we remain dependent on financing resources for cash flows to meet certain operating expenses and offer no assurance of our financial success or economic survival.

Recent Developments

As we described in our 10K filing for year-end 2004 and in periodic reports and press releases, we have redirected our business plan to develop the facility and the systems that will enable the distribution of digital entertainment and communications services to connected broadband customers and communities. We call this distribution and transaction management system the Endavo EcoSystem(TM). Once our technologies and products are sufficiently developed and tested, we plan to market our EcoSystem, or managed content distribution systems and content delivery network, to owners of digital or analogue content or programming. Types of targeted content include: individual files of media, such as movies, music, books or images; aired programming, such as TV shows currently aired over broadcast or cable networks; and, digital services, such as VoIP and secure instant messages. We intend to initially target our marketing efforts toward owners of film libraries or TV programming that can be encoded, or `digitized', to be distributed over an IP network to the Internet or other broadband networks. As we develop a library of content on behalf of its owners, we will market specific digital entertainment and informative programming, on a wholesale or retail basis on behalf of the content owners, to defined groups of customers in exchange for distribution charges or revenue share. We also target localized broadband network providers that are seeking to deliver digital video services and are located within close geographical proximity to, or already connected to, the fiber backbone network we use.

During the second quarter of 2005, ended June 30, 2005, we began our operational transition by establishing a data center facility presence in Tampa, FL. From there, we began installing the systems necessary to begin implementing and marketing the initial business-to-business (B2B) digital content delivery and management systems, which we call EnCastTM and EnRouteTM. EnCast is designed to provide a cost effective alternative to the traditional broadcast television channel, by delivering content over the Internet and IP Networks directly to a broadcast distributor or network service provider for rebroadcast to subscribers or viewers. The communications industry refers to this type of television channel delivery as IP television (IPTV). EnRoute is a combination of hardware and software that enables programmers and owners of video or audio content to digitally deliver content using our IP network, the Internet and certain traffic management services. It is intended that customers who will purchase and use our EnCast and EnRoute products will often also need our encoding, storage and transcoding services in order to properly provision content for IP-based delivery. Part of our business plan and solution includes the capturing, encoding and storing digital content in our EcoSystem. Although we began testing an EnCast system with an independent telephone company during the third quarter of 2005, we had limited development during the quarter as potential customer demand directed us toward the implementation of our business-to-consumer (B2C) content delivery products described below.

During the third quarter of 2005, we established a development and testing center with a technology partner in Orlando, FL. Also during the quarter, we began installing equipment in our primary production facility located in Atlanta, GA under an agreement to enter into an Indefeasible Right of Use (IRU) and revenue share agreements with our IP backbone network partner, WV Fiber. The Atlanta facility is owned and operated by WV Fiber. As initial development and testing of content delivery platforms is completed, we intend to move all initial product systems and content delivery network operations into the Atlanta facility.

During the third quarter of 2005, we began developing and implementing two of our new business-to-consumer (B2C) content delivery platforms, EnHanceTM and EnGageTM, on behalf of prospective content customers. The EnHance platform is designed to deliver digital programming and content directly to the personal computers or other devices of registered subscribers. The platform technology uses peer-to-peer distribution techniques to more efficiently use bandwidth to make deliveries to large groups of connected users. The EnGage platform is designed to deliver digital "broadband TV" channels or video-on-demand content to the Window Media Center Edition platform installed on new personal computers. Both EnHance and EnGage contain digital rights management (DRM) application layers, which allow us and the content owner to maintain control over the distribution and use of the content over the web and broadband. We view "managed distribution" as an important offering for content owners and an advantage of the Endavo EcoSystem. During the third quarter we also began capturing, encoding ("digitizing") and storing content, on behalf of specific content owners and producers for the purpose of beginning to distribute content for them over EnHance and EnGage platforms.

Although we began testing and implementing our new products with new potential customers during our third quarter ended September 30, 2005, these products are still considered to be development-stage. Therefore the functionality and marketability of our content delivery systems have not yet been proven. Since we remain dependent on financing resources, we may not have sufficient capital to fully develop these new products or expand storage, computer and network capacity sufficiently to effectively distribute on behalf of our customers. In this case, it would be very difficult to maintain customers and market to new ones.

We previously reported that during the second quarter ended June 30 2005, we had begun marketing broadband connectivity and data services, primarily bandwidth, under a joint marketing and reseller agreement with WV Fiber, our national IP multicast network partner located in Nashville, TN. During the third quarter of 2005, we abandoned this plan and terminated the employment of our data sales team, as we decided to focus exclusively on the implementation our new content delivery products.

Although the second and third quarters of 2005 have proven to be very difficult for us financially and in the public marketplace, we have utilized the round of capital provided on February 22, 2005 to begin building and marketing our digital content delivery products in the marketplace. We have consolidated the company's operations and personnel significantly so we can focus specifically on these products and this area of operations. The next steps toward successful launch are getting contracts for managed content distribution using our new content delivery platforms and network, successfully implementing & delivering those solutions for initial customers and then successfully marketing our products in the marketplace to acquire more customers. However, because we are a start-up entity and depend on financing sources to continue operations and development, our main risk is failing to acquire sufficient financing to cover operational and capital expenditures necessary for a public company and our business plan. Even if we are successful in acquiring financing, we have a secondary risk of our products and service failing to gain market acceptance and, therefore, finding it difficult to acquire new customers and revenue.

In September 2005, the company laid off nine employees. All past due salaries and expenses owed to these former employees have been accrued to September 2005. No severance benefits, other than health insurance continuation, were paid or agreed to by the company.

The results of our operations during the third quarter, ended September 30, 2005, reflect a transition from the Company's historical business strategy of serving as direct provider of voice, video and data services to our new direction of developing and marketing managed content distribution services through the Endavo EcoSystem.

Results of Operations

Excluding the effect of amortizing all of the previously recorded deferred revenue, our operating results showed a decrease in revenues and other areas of financial performance for the three-and nine-month periods ended September 30, 2005 as compared to the same period in 2004.

                                                        Three Months                           Nine Months
                                                  Ended September 30, 2005              Ended September 30, 2005
                                                  ------------------------              ------------------------
     Summary of Operations
                                                        2005               2004              2005           2004
                                                  --------------     --------------    --------------    ---------

     Revenues                                 $        334,826   $        42,509   $        432,078  $       153,741
     Cost of Revenue                                  (34,310)          (89,806)          (127,575)        (283,845)
     Gross Income (Loss)                               300,516          (47,297)            304,503        (130,104)
     Reversal of variable stock options
     expense                                                 -                 -            453,000                -
     Selling, General and Administrative
     Costs                                           (651,137)         (423,880)        (3,107,389)      (1,543,474)
     Operating (Loss)                                (350,621)         (471,177)        (2,349,886)      (1,673,578)
     Other Income (Expense)
                                                       (1,862)               913             12,052              913
     Interest Expense                              (1,044,459)         (177,399)        (1,597,052)        (854,277)

     Net (Loss)                                  $ (1,396,942)       $ (647,663)      $ (3,934,886)    $ (2,526,942)
                                                 =============       ===========      =============    =============

Our revenues increased 687% in the three months ended September 30, 2005 compared to the same period in 2004. The increase in revenue is attributable to the complete amortization of previously recorded deferred revenue in the period due to the termination of two contracts with customers. Our cost of revenues also declined as a percentage of our revenues in the same comparative periods from 211% to 10.2%, primarily due to the increase in revenue as discussed above. Selling, general and administrative costs increased significantly during the three months ended June 30, 2005 as compared to the same period in 2004.

Our revenues increased 181% in the nine months ended September 30, 2005 compared to the same period in 2004. At the same time, our cost of revenues declined. This is also attributable primarily to the increase amortization of deferred revenue. Our cost of revenues also declined as a percentage of our revenues in the same comparative periods from 184% to 29.5%. Selling, general and administrative costs increased significantly during the nine months ended September 30, 2005 as compared to the same period in 2004.

Revenues

Our revenues increased to $334,826 in the three-month period ended September 30, 2005 from $42,509 in the same period in 2004. This increase was mainly with residential fiber-to-the-home community networks, both of which were terminated during the period. After adjusting for deferred revenue recognition, our revenues decreased in the three month period ended September 30, 2005 to $40,606 from $27,601 in the same period in 2004. This increase was a result of the increases in voice service customers, less a service credit given to voice customers and the termination of service contract before the end of the quarter.

Our revenues increased to $432,078 in the nine-month period ended September 30, 2005 from $153,741 in the same period in 2004. As noted above, the increase was mainly the result of an increase in reported service revenue due to the recognition of previously deferred revenue in the amount of $316,505 that was attributable to two long-term service contracts. After adjusting for deferred revenue recognition, our service revenues decreased during this period to $115,571 from $115,606.

Cost of Revenues and Gross Margins

Our cost of revenues decreased to $34,310 in the three months ended September 30, 2005 from $89,806 in the same period in 2004, a decrease of approximately 62%. Our cost of revenues decreased to $127,575 in the nine months ended September 30, 2005 from $283,845 in the same period in 2004, a decrease of approximately 55%. This significant decrease in cost of revenues during the third quarter ended September 30, 2005, was the result in the decline in network installations for new residential customers in Utah. In addition, we were able to lower our cost per new customer installed with lower cost customer premise equipment. The overall decline during the nine month period ended September 30, 2005 also reflected our discontinuing services to commercial customers and switching to a new, lower cost bandwidth provider in the fourth quarter of 2004. In addition, we began providing our own hosted VoIP services to our residential customers directly from our new local operations facility in Orem, Utah, thus lowering our bandwidth and voice termination costs.

Our gross margin on sales in three months ended September 30, 2005 was $300,516 compared to a loss of $47,297 in the same period in 2004. For the nine months ended September 30, 2005, our gross margin increased to $304,503, compared to a negative margin of $130,104 during the same period in 2004. If you deduct our deferred revenue recognized, our gross margin for the three and nine months ended September 30, 2005, respectively, was $6,296 and negative $12,001. This decreased negative margin was primarily due to decreased costs of sales, offset, to a lesser degree, by a decrease in revenues. Although significantly improved, our continued negative margin was a result of certain fixed network and facility costs associated with hosting a data center and maintaining network connectivity necessary to provide voice, video and data services, despite having only a small number of customers.

Selling, General and Administrative Costs

Selling, general and administrative costs increased significantly to $651,137 in three months ended September 30, 2005 compared to $423,880 in the same period in 2004. In the nine months ended September 30, 2005, selling, general and administrative costs increased to $3,107,389, compared to $1,543,474 during the same period in 2004.

The increase in these costs was attributable primarily to increases in costs associated with payroll, contract labor, employee benefits and consulting expenses. We also had increases in travel and interest expense, while showing a decrease in bad debt and depreciation. The increase in contract labor and consulting expenses for the nine month period ended September 30, 2005, came largely in the form of cash and non-cash compensation paid for services rendered in connection with our corporate restructure and redirection of our business plan.

Other Income (Expense)

                                                 Three Months                               NineMonths
                                             Ended September 30,                       Ended September 30,
                                             -------------------                       -------------------
                                           2005                  2004                 2005                 2004
                                     ----------------    -------------------    ----------------   ------------

Interest expense                        $(1,044,459)         $  (177,399)         $(1,597,052)      $  (854,277)
Other income                            $    (1,862)         $       913          $    12,052       $       913
                                        -----------          -----------          -----------       -----------

Interest expense increased in quarter ended September 30, 2005 as compared to the same period in 2004 due to an increased of $1,449,500 in debt in 2005, and $800,000 in non-cash interest expense related to stock issued to certain noteholders. Excluding this non-cash charge, interest expense decreased in the nine month period ended September 30, 2005 as compared to the same period in 2004 largely due to the net reduction of $1,162,700 in short-term notes payable into common stock in the second half of 2004.

Liquidity and Capital Resources

In the second half of 2004, we consolidated our operations in order to focus on our new business plan. We are currently developing new managed content distribution products and services that we intend to market. As a result, we do not yet currently have substantial revenues to fund ongoing operations and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We do not have any significant credit facilities available with financial institutions or other third parties. During the first three quarters of 2005, we have financed operations through the sale of equity and debt securities. Though we were successful at raising capital during the first quarter of 2005, it has been more difficult for us to raise capital in the last six months as our public market value and trading liquidity has deteriorated during the course of the year. Although we have consolidated our operational costs, are now focusing on specific product development and launch, have specific prospective customers we are testing to serve and are taking steps to improve public market support and gain access to equity financing, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to further curtail operations.

Current assets at September 30, 2005 totaled $70,796 as compared to $81,545 in the prior quarter ended June 30, 2005 and approximately $963,901 in the quarter ended March 31, 2005. This significant decrease from the first quarter of 2005 was the result of a significant reduction in our cash position as a result of operating expenses in conjunction with limited financing activities. Specifically, we had significantly expanded our payroll in the second quarter, which continued into the third quarter until we significantly reduced payroll in September as noted above. We had also increased our monthly operating expenses by opening our Tampa-based product development testing and hosting facility. During the nine months ended September 30, 2005, we received $344,713 from the exercise of common stock warrants and $476,022 from the sale of our common stock.

We expect that certain of our liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months. We may also retire certain liabilities with cash.

We anticipate that we will incur significantly less capital expenditures for broadband fiber infrastructure since we terminated certain contracts in Utah. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. In addition, we have shut down certain operations and reduced payroll as a result of our new emphasis of developing and marketing content delivery solutions and content delivery network. These sustained operations require fewer field engineers and network support personnel.

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

The evaluation of our disclosure controls by our chief executive officer, who is also our acting chief financial officer, included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In a related matter, On January 26, 2005, David Bailey, our former CEO and former Chairman of the Board, filed a claim in the Fourth Judicial District Court, Utah County, State of Utah against us, Basin and Summit alleging breach of contract and unjust enrichment and seeking judgment against all parties in the amount of $200,000, plus interest, as well as possession of the equipment that was collateral for the note and fees and costs. To obtain equipment used in the Parkway Crossing project, we entered into a loan transaction with Ridgeline, LLC and executed a secured promissory note due August 1, 2004 in the principal sum of $182,000. We also entered into a Collateral Assignment and Security Agreement to secure repayment of the note. In addition, Mr. Bailey entered into a personal guarantee with Ridgeline with respect to our obligations under the note. As a result of our default on the promissory note with Ridgeline, Ridgeline made demand upon us and Mr. Bailey for payment of the entire remaining unpaid portion of the note. In September 2004, Mr. Bailey paid Ridgeline $200,000 under his guarantee and took an assignment of all of Ridgeline's rights and interest in the note and related Security Agreement. At the same time, Mr. Bailey made a demand upon us for payment of the note and related obligation. We expect that this lawsuit will be settled without any material adverse effect on us; however, we cannot provide assurance that it will be settled on a basis that it acceptable to us if at all or that such settlement will not have an adverse effect on our business or operations.

In our second quarter 2005 filing, we reported a potential claim against us by SGS Associates (SGS) and General Construction and Development, Inc. (GCD) related to a dispute regarding a contractual Agreement we are under to provide network engineering and communications services to residential communities being developed by SGS and GCD. We have also potential claims or counterclaims against SGS and GCD for nonpayment for network plant and equipment installation and maintenance under the contract. On September 20, 2005, we assigned the community networks and certain equipment to SGS and GCD in exchange for a full release of claims. We have discontinued all services and operations related to these communities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibits and Index of Exhibits

         The following exhibits are either attached hereto or incorporated herein by reference as indicated:


Exhibit
-------
Number            Description
------            -----------

31 Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         (b). Reports on Form 8-K.
            On July 7, 2005, the Company filed a current report on Form 8-K in connection with the following:

         On July 1, 2005, the Company entered into an Exchange Agreement with investors party to that certain Securities Purchase Agreement, dated February 22, 2005 (the "Purchase Agreement"), to amend the terms and conditions of the warrants to purchase 1,597,529 shares of the Company's common stock issued to the investors pursuant to the Purchase Agreement.

         On July 1, 2005, the Company issued 5,591,355 of its Restricted Shares. The Company received no monetary consideration in connection with this transaction. No underwriting discounts or commissions were paid by the Company in connection with this transaction. The transaction was exempted from registration under Section 4(2) of the Securities Act of 1933, as amended, and
Section 506 of Regulation D promulgated thereunder. The Company relied, as applicable, upon the representations made by the purchasers of such securities in determining that such exemptions were available.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDAVO MEDIA AND COMMUNICATIONS, INC.

Dated: November 21, 2005     /s/ Paul D. Hamm
                             --------------------------------------------
                             Paul D. Hamm
                             Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
Number            Description
------            -----------

31 Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002