Form 10KSB
period 2005-12-31
Endavo Media & Communications, Inc.
filed 2006-04-18
CIK 1084507

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB




[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-16381


                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           DELAWARE                                        87-0642448
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      10 GLENLAKE PARKWAY, SUITE 130 30328
                             ATLANTA, GA (Zip Code)
                     --------------------------------------
                    (Address of principal executive offices)


                                 (678) 222-3445
                            -------------------------
                           (Issuer's telephone number)


       Securities registered under Section 12(b) of the Exchange Act: NONE


         Securities registered under Section 12(g) of the Exchange Act:


                          COMMON STOCK, $.001 PAR VALUE
                                 --------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No     .
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Registrant's revenues for its most recent fiscal year were approximately
$432,000.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on the OTC Bulletin Board on March 31, 2006 was approximately $4,280,000.

On April 1, 2006, there were approximately 5,711,455 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

                                TABLE OF CONTENTS


Item                                                                        Page

Part I                                                                         1

Item 1.          Business                                                      1
Item 2.          Property                                                      7
Item 3.          Legal Proceedings                                             8
Item 4.          Submission of Matters to a Vote of Security Holders           9

Part II                                                                       10

Item 5.          Market for Common Equity, Related Stockholder Matters
                  and Small Business Issuer Purchases of Equity Securities    10
Item 6.          Management's Discussion and Analysis                         11
Item 7.          Financial Statements and Supplementary Data                  27
                 Report of Independent Registered Public Accounting Firms F-1 Consolidated Financial Statements:
                 Consolidated Balance Sheet at December 31, 2005 and 2004 F-3 Consolidated Statements of Operations for the Years Ended
                   December 31, 2005 and December 31, 2004                   F-4
                 Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2005 and December 31, 2004                   F-5
                 Consolidated Statements of Stockholder's Deficit for the
                   Years Ended December 31, 2005 and December 31, 2004       F-6
                 Notes to Consolidated Financial Statements                  F-7
Item 8.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     28
Item 8A.         Controls and Procedures                                      28

Part III                                                                      29

Item 9.          Directors and Executive Officers of the Registrant           29
Item 10.         Executive Compensation                                       31
Item 11.         Security Ownership of Certain Beneficial Owners and          33
                 Management and Related Stockholder Matters
Item 12.         Certain Relationships and Related Transactions               36
Item 13.         Exhibits, List and Reports on Form 8-K                       37
Item 14.         Principal Accountant Fees and Services                       38

Signatures                                                                    40


This report contains trademarks and trade names that are the property of Endavo Media and Communications, Inc. and its subsidiaries, and of other companies, as indicated.

                                     PART I


Forward-Looking Statements


Part I of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's expectation that the lawsuit in which it is currently engaged will be settled without any material adverse effect on the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in Part II, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS


Corporate History


Endavo Media and Communications, Inc., a Delaware corporation ("Endavo," the "Company," "we," "us" or "our"), is headquartered in Atlanta, GA. We provide digital video delivery solutions and products to owners of video and media content through Internet Protocol, or "IP," based networks. Our website is www.endavomedia.com. Any information contained on our website or any other websites referenced on our website or in this Annual Report are not a part of this Annual Report.

We were originally incorporated as Ceristar, Inc. in December 1999. On September 10, 2002, we entered into a merger with a subsidiary of Planet Resources, Inc., a Delaware corporation, in which Ceristar survived the merger and became a wholly owned subsidiary of Planet and all of our issued and outstanding common and preferred stock was exchanged for Planet's common stock. Accordingly, as a result of the merger, we succeeded to the ownership of Planet, which was a holding company, changed the name to CeriStar, Inc., and we continued to operate our business through Susquina, Inc., a wholly-owned subsidiary of CeriStar. Prior to the merger, Planet had no operations for two years. Subsequent to the merger, we changed our name from CeriStar to Endavo Media and Communications, Inc. in order to more accurately reflect the new direction of the Company and our operating subsidiary remained Susquina, Inc. In 2006, we plan to change the name of our holding company and change the name of our operating company to Endavo Media and Communications, to better reflect our corporate and operating structure. We have given notice to shareholders of such a name change as described in the Subsequent Events section of this annual report.

Business Description

Historically, we have provided bundled broadband services, including high-speed Internet services, cable television and Voice over Internet Protocol, or "VOIP", to residential and commercial customers through fiber-based community networks and over fiber-to-the-premises, or "FTTP." In 2004, we began transitioning away from the business of being a "triple play" services provider to focus on more broad-based distribution of IP-delivered services and applications. In September 2005, we assigned our last two remaining residential FTTP networks, equipment and services to the community developers in exchange for a full release of any and all contract claims against the Company. In addition, we terminated all supporting operations, including the employment of individuals who were employed by the company for the direct purpose of operating and supporting those specific residential networks and services in Utah. Although we have revised our business plan, as discussed below, to focus on other aspects of IP services delivery to customers and methodologies for delivering services, no formal plan has been adopted by Company to formally discontinue this line of business as we may seek to deliver IP-based services directly to residential FTTP networks and other broadband communities as we expand our business in the future.

After our September 2005 reorganization and under a newly refocused business plan, we began testing and launching specific new products designed to provide digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital entertainment, information and communications services, on behalf of the owners of content and applications being distributed, to connected customers and broadband communities. We primarily distribute over a national fiber (IP) backbone network to reach consumers over the Internet, local broadband networks and through IP service providers. We call our integrated content management & distribution system and content delivery network the Endavo EcoSystem(TM). The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. These platforms enable the delivery of audio and video to the PC, TV and mobile devices.

Our initial content delivery products, launched commercially in late 2005, are EnHance and EnGage. EnHance is is a cost effective and `viral' way for owners of web-based portals to keep users coming back to their web-based communities by providing DVD-quality video content custom designed for its community of users. EnHance targets Content Owners that have an existing audience, such as radio, web, or television and enables a Content Owner to increase his existing Viewer or Listener base by offering his Programs globally to any broadband connected user or web-based community. EnHance utilizes one of the latest legal Peer-To-Peer delivery technologies, the larger the community of users becomes, the lower the cost of delivery.

EnGage is our "Broadband TV" platform that allows Content Owners to deliver their content directly to Viewers, in the form of "channels", who have installed a simple to use interface in their PC or Microsoft Media Center Edition PC. Once a Viewer `subscribes' to an EnGage service offered through certain web portals and over certain media platforms, Programs for each Channel are pre-delivered in full DVD quality automatically. Viewers watch the Programs that have thus been delivered to a PC's hard disk whenever they want. Programs can be viewed on a PC or on a TV using a Microsoft MCE PC or using one of many devices that connects the PC to a TV.

After initial development and testing was successfully completed in late 2005, we began marketing our EnHance and EnGage products to owners of independent film libraries, TV shows and self-produced audio and video content. By the end of 2005, we were developing and testing numerous web-community, digital video portal and "Broadband TV" projects for prospective customers.

Market Opportunity

The convergence of voice, video and data in today's marketplace is being facilitated by the maturation of certain IP technologies that allow these types of transmissions to be "digitized" into data packets and transported over common data networks. Traditionally, voice, video and data services have been provided via multiple delivery systems or networks, and, until recently, via separate service providers. "Convergence" allows multiple forms of content and services to be integrated and delivered digitally over the Internet and broadband networks and then displayed over one central device or even over multiple connected and interactive devices. For consumers, we see that these converging industry forces are driving an rapidly growing demand for digital content and services. On the commercial side, as a result of broadband and enabling technologies continuing to spread to the mainstream consumer markets, we believe that owners and producers of films and other programming will become increasingly compelled to offer and distribute digital entertainment and media to the broadband consumer, facilitating the technological and commercial basis for the creation of new broadband-delivered services.

Our Corporate Vision and Mission

Our vision is to become a leader in the "D-Commerce" space. At this point in time, the D-Commerce industry is not clearly defined although many market participants are beginning to emerge. Our strategy is to help define and lead this new industry by facilitating the evolution of it by bringing together key enabling technologies and an effective and profitable distribution system that will provide a ready marketplace for digital content and services that represent clearly defined value to the consumer marketplace.

          In support of our corporate vision and overall strategic positioning, Endavo mission is to provide turnkey digital content solutions that enable managed distribution of entertainment, information and communications services to broadband consumers. Endavo leverages the characteristics of broadband and certain technologies to offer integrated service creation, delivery, accounting and management solutions that represent clearly defined value to the owners of entertainment and informative content and the digital marketplace as a whole.

We have identified certain key elements to increase our market presence and growth strategy:

     o Attract buyers and sellers to our products and solutions by offering consumers more choice, control, value, security, and convenience in their entertainment and information options through the Internet and by offering sellers superior service creation, delivery, management and accounting, turnkey solutions and clear opportunities to increase return on their investment;

     o    Continually refine and develop our products, message and brand;

     o    Make strategically sound investments; and

     o Build shareholder value through innovation, operational efficiency and financial performance.


Business Strategy

We are uniting forms of entertainment and communications services into a converged, all IP distribution and management system. We are enabling the delivery of those services over a national IP Multicast network to local broadband communities. We have combined all these components to provide an end-to-end, "trusted" services system that guarantees delivery, quality of service and accountability throughout the network from content and applications to end-users.

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

Products and Services


The Endavo EcoSystem

          Endavo enables digital content and services to be distributed all the way down to the end-user PC or enabled device directly, via delivery portals and broadband Internet connections, or through entirely managed community networks controlled by local network service providers. We have pulled together all the service delivery, management and accounting components necessary to provide an end-to-end, "trusted" ecosystem that guarantees delivery, QoS and accountability all the way up and down the value chain - from content to consumers.

Endavo's integrated content and services management and distribution solution is comprised of the following basic components to create an "EcoSystem" for digital content and services delivery:

     o * The Delivery Platforms - An integrated set of content and service delivery platforms used to translate all content and applications into common signals so they all can be transmitted together over a single IP network and delivered to common end-user devices, such as the PC or Media Center.

     o * The Delivery Network - Endavo delivers digital signals over national IP/MPLS backbone network that enable cost-efficient distribution over the Internet or that can be picked up by directly by broadband communities around the network and delivered over local fiber or other last-mile broadband media, including wireless and copper, all the way to geographical groups of end users. A unique characteristic of Endavo's network will be the capability to broadcast, multicast and unicast content, providing significant bandwidth efficiencies and flexibility.

     o * The Management and Accounting System (EnTrust) - An integrated systems management and accounting framework allows Endavo to preside over the entire system, bill for the services, secure and control access to content, and provide customer support. This system also provides remote management capabilities for the content and service provider.

     o * Consumer Devices - Endavo continuously seeks out and partners with hardware and device partners that provide the devices necessary to make network matter for consumers. Appropriate connected devices in a home network environment, or even mobile, allow subscribers to seamlessly manage and access content - including music, photos, TV, and video (movies and self-created), surf the Internet and communicate
          - from a central PC or server .

     o A unique characteristic of Endavo's network will be the capability to multicast and unicast content, creating significant bandwidth efficiencies within an on-demand environment.


Types of Content that can be delivered through the Endavo EcoSystem


The following is a list of the content and services that can be distributed to our distribution partners and subscribers, once appropriate content and application providers upload and register their products with the EcoSystem.

     o Voice Services. Basic to enhanced Voice over IP services and applications

     o    Residential

     o    Enterprise

     o    Video Services

     o    IP-based Television

     o    Expanded Channel Line-Ups

     o    Pay-Per-View Television

     o    Video-On-Demand Services

     o    Pay-Per View On-Demand

     o    High Definition Television

     o    Digital Music Channels

     o    Broadband TV

     o    Niche and specialized video content on-demand

     o    Video conferencing

     o    Interactive and community gaming

     o    Music/Audio

     o    Static media

     o    Image libraries

     o    Publications

     o    Books

     o    Electronic art

     o    Data and information services

     o    Advertising



Distribution Channels

We separate our distribution partners according to the method by which they are connected to our marketplace of digital content and services:


     o Physical Community Owners . This group of distribution partners includes any entity that has a captured market based on geography. This may include building owners, developers, corporate campuses, office parks, homeowners associations, independent telcos or municipalities. This group installs, or arranges to have installed, the broadband connectivity (i.e., a fiber connection to the home or office) required to deliver content to the subscriber. We currently market our products and services primarily to existing service providers, local government broadband projects, university campuses and real estate developers. Geographically, we are currently focusing on smaller to mid-sized cities and communities where the large incumbent cable and telephone providers do not compete as aggressively;

     o Virtual Community Owners . This group of distribution partners includes any entity that has a captured market regardless of geography and without the ability to determine the infrastructure on which subscribers will access the EcoSystem. This may include university student and/or alumni associations, professional associations, trade groups, and ISPs.


Consumers


We separate consumers according to the method by which they are connected to our marketplace of digital content and services:

     o Local Broadband Communities . These communities that are enabled with local broadband connectivity and are served by network service providers, such as FTTP, telecom or cable providers. Local broadband networks will be able to deliver services such as IPTV and network based Video on Demand or DVR services.


     o Online Subscribers . Even in the absence of living in an enabled community, much of the content in the Endavo Ecosystem will still be available to any Internet user with enough bandwidth (and the correct hardware and software) to support the video streams and delivery .



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


Regulatory Matters


We do not hold any domestic license with the Federal Communication Commission, or "FCC."

Presently, the FCC does not regulate companies that provide IP-based services as common carriers or telecommunications service providers. Despite current laws, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority.

Currently, we do not believe we are subject to any state regulation with respect to our Internet related services. However, there can be no assurances that IP-based services will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse affect on our operations.

We are currently licensed as a Competitive Local Exchange Carrier, or "CLEC," licensed with the Utah Public Utility Commission, or "PUC," under certificate number 2389, but we do not offer traditional CLEC services. A CLEC designation permits the resale of local telecommunications services.

As a CLEC, we may be subject to certain FCC rules and regulations for telephony services. However, we believe that since we provide our service using 100% IP Protocol, our VoIP services are not covered under current PUC and FCC regulation. Any proposed or enacted changes should only affect any voice services we offer, but it is possible that new legislation in the future could also affect our data and video services.

We have previously requested CLEC status in other states and territories of the United States, but do not presently intend to pursue such additional CLEC licenses. We do not intend to renew our CLEC license in the future once our current license term expires this year.

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


Employees


As of March 31, 2006, we had 6 employees and 3 independent contractors. All of our employees are full-time. Of our 6 employees, 5 are in service operations and 1 is in general administration. Of our 3 independent contractors, two provide sales and marketing services on a month-to-month basis and 1 provides finance and administrative services. We laid off 8 employees in 2005, as a result of financial difficulties and the discontinuance of operations in Utah, and 3 of our employees resigned voluntarily in 2005 for similar reasons. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good.


ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters was located in Salt Lake City, Utah until moved to Atlanta, GA in December 2005. We have terminated our lease of approximately 2,000 square feet of office space in Utah and signed a new lease for shared office space in Atlanta for approximately $350 per month. We believe that our facilities are adequate to meet our requirements at this time, but plan to seek permanent office space in Atlanta during 2006, as we expand our business plan and organization.


ITEM 3. LEGAL PROCEEDINGS


On March 4, 2004, Wired, L.C. filed a lawsuit against us in the Third Judicial District Court, Salt Lake County, State of Utah. Wired alleges a breach of contract under an agreement that we entered into with Wired. We believed that the case was without merit and in our response filed on March 24, 2004, we denied any breach and asserted various affirmative defenses along with counterclaims against Wired for declaratory judgment. On July 1, 2004, we settled this lawsuit and agreed to pay Wired $90,000 and return to Wired certain equipment, of which we had to replace approximately $54,000 worth. In November 2004, Wired claimed that we breached the terms of the July agreement and filed a Motion for Entry of Final Judgment. We opposed Wired's claim and filed a Motion to Enforce Settlement Agreement on December 10, 2004. We believed that the continued prosecution and defense of these Motions would be expensive and that there was uncertainty and risk in the outcome of any litigation. On April 14, 2005, we agreed to full and complete settlement of all claims related to this case in exchange for our payment to Wired of $60,000.

In August 2003, we delivered to Basin Digital Media, LLC certain equipment, which redelivered the equipment to Summit Development and Management, LLC for installation in a residential apartment complex in Utah County, Utah known as Parkway Crossing. This equipment was to be used in connection with a Service Agreement between us and Basin. To obtain such equipment, we entered into a loan transaction with Ridgeline, LLC and executed a secured promissory note due August 1, 2004 in the principal sum of $182,000. We also entered into a Collateral Assignment and Security Agreement to secure repayment of the note. In addition, David Bailey, our former CEO and Chairman of the Board, entered into a personal guarantee with Ridgeline with respect to our obligations under the note. On January 7, 2004, Summit and/or Basin delivered a notice of termination of the Service Agreement, which we refused to accept as we believe they did not have any grounds to terminate the agreement and thereafter they defaulted on their obligations under the Service Agreement, as well as their obligation to pay for the equipment. As a result, on August 1, 2004 we defaulted on our obligations under the note to Ridgeline. On June 18, 2004, we filed a lawsuit in the Third Judicial District Court, Salt Lake County, State of Utah against Parkway Crossing, Basin and Summit alleging breach of contract, breach of the covenant of good faith and fair dealing, conversion, fraudulent inducement and tortious interference with economic relations. Parkway Crossing and Summit subsequently filed a motion to dismiss the action, which was denied and the parties are currently in the discovery phase. As a result of our default on the promissory note with Ridgeline, Ridgeline made demand upon us and Mr. Bailey for payment of the entire remaining unpaid portion of the note. In September 2004, Mr. Bailey paid Ridgeline $200,000 under his guarantee and took an assignment of all of Ridgeline's rights and interest in the note and related Security Agreement. At the same time, Mr. Bailey made a demand upon us for payment of the note and related obligation.. On January 26, 2005, Mr. Bailey filed a claim in the Fourth Judicial District Court, Utah County, State of Utah against us, Basin and Summit alleging breach of contract and unjust enrichment and seeking judgment against all parties in the amount of $200,000, plus interest, as well as possession of the equipment that was collateral for the note and fees and costs. We expect that this lawsuit will be settled without any material adverse effect on us; however, we cannot provide assurance that it will be settled on a basis that it acceptable to us if at all or that such settlement will not have an adverse effect on our business or operations.

On or around August 17, 2005, Suzanne Eyre, a former employee of the company, filed a wage claim in the State of Utah for the amount of $3,158.05. We answered the claim with a payment of $1,138.44 and an explanation of what we believed was owed to Ms. Eyre. A settlement or hearing is expected to be conducted by the Utah Labor Commission to decide the final outcome of this wage claim. We do not believe that the company has further obligation to Ms. Eyre, but cannot provide assurance that the result of the Labor Commission decision will be in our favor.

On or around September 20, 2005, Lewis Chandler, a former employee of the company, filed a wage claim in the State of Utah for the amount of $10,000.00. We responded the claim, stating that we do not owe Mr. Chandler any amount, based on certain equipment that remains in Mr. Chandler's possession and other circumstances surrounding his employment agreement and performance thereunder. A settlement or hearing is expected to be conducted by the Utah Labor Commission to decide the final outcome of this wage claim. We do not believe that the company has further obligation to Mr. Chandler, but cannot provide assurance that the result of the Labor Commission decision will be in our favor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


Our Common Stock


Our common stock now trades publicly on the OTC Bulletin Board under the symbol "EDAV". Previous to March 13, 2006, our common stock traded under the symbol "EDVO". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.


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



Fiscal    Quarter                High      Low
Year      Ended


2004      March 31, 2004        $ .46     $0.15
          June 30, 2004         $0.28     $0.05
          September 30, 2004    $0.80*    $0.02*
          December 31, 2004     $2.26     $0.51

2005      March 31, 2005        $1.61     $1.08
          June 30, 2005         $1.39     $0.125
          September 30, 2005    $0.17     $0.075
          December 31, 2005     $ .11     $0.05


* On September 23, 2004, the Company effected a 1-for-16 reverse stock split. For a more detailed discussion of this reverse stock split and recent steps taken by the Company to address certain oversights in connection with that corporate action see Item 6. Management's Discussion and Analysis - Recent Developments.


Holders of Record

On December 31, 2005, there were approximately 1,600 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.


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


Sales of Unregistered Securities

In addition to sales previously reported in our public filings with the Securities and Exchange Commission, the following sales of unregistered common stock occurred in 2005, as fully described in Management' Discussion and Analysis below:

SovCap Equity Partners      Regulation S Stock     9/30/2005     56,180    $0.89
                                      Purchase
SovCap Equity Partners      Regulation S Stock    10/17/2005     44,944    $0.89
                                      Purchase
SovCap Equity Partners      Regulation S Stock    12/19/2005     86,182    $0.89
                                      Purchase


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of voice, video and data services and IP open standard architecture and maintain and grow existing marketing capacity; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of its new emphasis as a distributor of IP-based content and services to existing broadband network and service providers; (v) anticipation that it will incur significantly more capital expenditures as it expects to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over its network or the network of its partners; (vi) anticipation of acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures; and (vii) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and launch of new operations in 2005.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.


Executive Overview


As we embark upon a new year and a new stage in Endavo's development, we are faced with a number of challenges. However, we believe we have made significant progress during the last few months and further believe that we have repositioned ourselves with a view toward the launch of new strategic plans. We are confident that we can accomplish our interrelated objectives and believe our new plans will help us create a robust and differentiated product set and business model.

During the third and fourth quarter of 2005, we focused primarily on consolidating our previous local operations in Utah and restructuring our balance sheet and capitalization in order to position ourselves to attract equity capital and launch new content delivery products. We quickly realized some of the key challenges in executing these activities, primarily, the lack of capital. We needed to acquire and install new equipment at the new data center in Tampa and in Atlanta in order to accommodate new requirements for our content storage services, content delivery products, content management system for our new customers. For initial installments, we were able to acquire a significant amount of equipment through our strategic partnerships, rather than purchasing it all ourselves in the retail markets. This helped conserve precious capital.

There will be other issues that will emerge that will require our attention and ingenuity if we are to be successful in delivering IP-based content. These include potential challenges such as digital rights management, or "DRM," franchise rights, state and federal regulatory issues and issues related to the taxation of Internet services. Although we believe that the market will ultimately be characterized more by the need to spread opportunity and information than to protect manufacturers of content and established interests, we do recognize that we may need to become more sensitive to DRM issues at some point. We can relieve many of these potential pressures by leveraging partners that are already solving these issues. We also think the "local" delivery nature of the multicast model, as opposed to broadcast, will help us circumvent some of these issues, at least at the outset.

We will confront our challenges as they emerge. However, we believe that we remain ahead of the market in terms of our vision of "convergence" and that we have a unique window of opportunity to lead the market in terms of our product set and our ability to locally deliver integrated digital services to wide array of broadband customers.

Our key attributes are our small size and our relationships with important content owners who want to use our new products and services. Being a small company means that our planned changes in the strategy can quickly make meaningful impact on results without a major overhaul if we are successful in implementation.


Recent Developments


Agreements

We executed a Memorandum of Understanding with Fonix Telecom, Inc. on December 6, 2005 whereby Fonix agrees to provide certain "back office", technical support and transactional support for our products and customers. As of December 31, 2005, we had integrated Fonix services into our developmental projects. We are in the process of generating long term contracts for the use of Fonix' back office services and we expect to enter into a long term agreement with Fonix, although we cannot give assurance that we will enter into a long term agreement. If we do not, we will need to seek an alternative provider for outsourced technical and transactional support.

We executed a Master Services Agreement on November 28, 2005 with Ahora LLC. Under the agreement, Ahora LLC will deploy broadband video services, using Spanish Language video content that it owns or has the right to distribute, using our EnHance and EnGage products. The contract has a term of 14 months and automatically renews for 2 years thereafter.

We executed an agreement with Action Cat Entertainment, LLC on November 25, 2005 to acquire the rights to distribute certain feature films owned by Action Cat through our "Movies 4 Gamers" website. The agreement provided us with rights to distribute the films through February 28, 2006. We expect to enter into a longer term agreement with Action Cat, but we cannot provide assurance that we will reach a long term agreement.

We executed a Memorandum of Understanding on October 17, 2005 with WV Fiber LLC whereby we and WV Fiber would seek to enter into an Indefeasible Right of Use and Revenue Share Agreement for the purpose of using WV Fiber's IP network to host and serve our broadband video services. As of December 31, 2005, we had installed our equipment in and were hosting our development and operations from WV Fiber's Atlanta facility. Although we are confident that we will enter into a long term contract with WV Fiber for the use of their IP network to support our business plan, we can give no assurance that we will reach such agreement. If we do not, we will need to find an alternative facility and network from which we deliver our broadband services and products.

We executed a working Letter of Intent on September 1, 2005 with FIT Development Group, LLC to develop broadband video services for their clients, including Get FIT with Ron and Healthy Talk TV with Deborah Ray, using our EnHance solutions. As of December 31, 2005, we were continuing development of agreed services and web communities and were preparing to commercially launch the "Get FIT with Ron website". Although we are continuing to work closely with FIT Development Group to develop their broadband services, we can give no assurance that we will reach a long term agreement.

Private Placement Offerings


          Between September 30, 2005 and November 30, 2005, the Company sold to SovCap Equity Partners, LTD. a total of 187,306 units (each, a "Unit"), each Unit consisting of one share of the common stock, par value $.001 per share, of the Company ("Common Stock"), and one warrants (a "Purchaser's Warrant" and collectively, the "Purchaser's Warrants") entitling the registered holder thereof to purchase one share of Common Stock at a price of $1.27 at any time during the five year term. The Units shall be purchased at a price of $0.89 per Unit.

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

          On February 22, 2005, the company consummated a private placement of $1,425,000 principal amount of 8% senior secured convertible notes payable to a group of professional investment funds. These notes bear an interest rate of 8%, are secured by the general assets of the company, and are due on February 22, 2007. The notes are convertible at $.89, However the conversion price may be reset under certain conditions on the 180th day after we file our 2005 audited financials with the sec on form 10k/sb. The transaction also included the issuance of 1,597,529 common stock warrants, exercisable at $1.27, And additional investment rights. The additional investment rights expired after six months from the date of issuance.

          On July 1, 2005, the Company entered into an agreement (the "Exchange Agreement") with the holders of 8% Senior Secured Convertible Notes to amend the terms and conditions of the purchase warrants to purchase 1,597,529 shares of the Company's common stock. Pursuant to the Exchange Agreement, the exercise price of the Warrants was adjusted from $1.27 per share to $0.1425 per share. The investors agreed to waive any anti-dilution rights they may have as a result of the reduction in the exercise price of the Warrants pursuant to the Exchange Agreement. In addition to the amendment to the exercise price, and in order to encourage timely exercise of the Warrants, the Company agreed to issue 3.5 shares of the Company's restricted common stock ("Restricted Shares") to the investors for each share of common stock issuable upon conversion of $1,425,000 aggregate principal amount 8% senior secured convertible promissory notes issued to such investors pursuant to the Purchase Agreement. We issued 5,591,352 pursuant to this agreement.


Critical Accounting Estimates and Assumptions


The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this filing.

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

Revenue Recognition . Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectability is reasonably assured. Payments received prior to performance are recorded as deferred revenue. We enter into long-term service contracts in which we receive payments for initial equipment installation. These revenues are typically deferred over the life of the service term. Equipment installations relating to residential monthly contracts are recognized when installed.

Allowance for Doubtful Accounts . Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables. In the normal course of business, we provide on-going credit evaluations of our customers and maintain allowances for possible losses, which, when realized, have been within the range of management's expectations. Management assesses its estimates of uncollectible accounts based on age of receivables and direct negotiations with our customers if disputes arise.

Impairment of Long-lived Assets . We review our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows of the related asset or group of assets over their estimated remaining life in measuring whether the assets are recoverable.

Accounting for Stock-based Compensation . We account for stock-based compensation issued to employees and directors under Accounting Principles Board Opinion, or "APB," No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the common stock and is recognized on the date of award or purchase. Statement of Financial Accounting Standards, or "SFAS," No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method.

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


Results of Operations


Our operating results showed a increase in revenues and overall improved financial performance for the year ended 2005.


Summary of Operations


                                                  2005                 2004

Revenues                                    $     434,000           $  178,000
Cost of Revenue                                   131,000              419,000
Gross Profit (Loss)                               303,000             (240,000)
Selling, General and Administrative
 Costs                                         (2,838,000)          (3,496,000)
Operating (Loss)                               (2,537,000)          (4,154,000)
Other Income (Expense)                         (1,843,000)          (1,158,000)
Loss From Litigation Settlements               (        0)            (213,000)
Loss From Impairment of Assets                 (        0)            (417,000)
Net (Loss)                                  $  (4,380,000)       $  (5,303,000)


Our revenues increased 143% in 2005 compared to 2004. At the same time, our cost of revenues decreased by 68.7% and decreased as a percentage of revenue to 30% in 2005 compared to 235% in 2004. Selling, general and administrative costs declined as a percentage of revenues in 2005 as compared to 2004, resulting in a decrease of 75% in our operating loss in 2005.


Revenues


Our revenues increased to $434,000 in 2005 from $178,000 in 2004. This was due in large part to recognition of deferred revenue attributed to the termination of long term service contracts with our residential communities in Utah. Without the deferred revenue gain our service revenue, which comprised the majority of our actual revenue in 2005, our revenue would have decreased to $118,000 in 2005 from $147,000 in 2004. This decrease in service revenue is the result of a lack of new service agreements during 2005 and the termination of service agreements with our residential customers during the third quarter of 2005. In the fourth quarters of 2005, we received minimal revenues as we focused on our corporate restructure and redirection of our business plans .

Cost of Revenues and Gross Margins


Our cost of revenues decreased to $131,000 in 2005 from $419,000 in 2004, a decrease of 68.7%. This was the result of the significant reduction of our cost of network and Internet connectivity, or "bandwidth", from $327,000 in 2004 to $86,000. We discontinued our agreements with our telecommunications and network bandwidth provider, which represented a significant percentage of our cost of revenues, as we switched to a new lower cost bandwidth provider and began providing VoIP services to our residential customers directly from our new local facility in Orem, Utah. We were also able to reduce our Cable TV expense to $10,000 in 2005 compared to $63,000 in 2004.

Our gross margin on sales in 2005 was $303,000 compared to a negative gross margin of $(240,000) in 2004. This increased margin was primarily due to the lower bandwidth and cable TV costs related to delivering services to our residential customers in 2005 and also due our recognition of deferred revenue, which resulted in a significant increase in sales reported.


Selling, General and Administrative Costs


Selling, general and administrative costs decreased to $2,838,000 in 2005 compared to $3, 496,000 in 2004. These costs decreased primarily due to a significant reduction in payroll expenses from $1,994,000 in 2004 to $781,000 in 2005 and the reduction of bad debt expense, offset by a dramatic decrease in payroll expense from $ 984,000 in 2003 to $1, 351,000 in 2004. This decrease in payroll was partially offset by an increase in contract labor to $806,000 in 2005 from $280,000 in 2004. We also had a significant decrease in our depreciation expense from $158,000 in 2004 to $78,000 in 2005, primarily due to a reduced amount of new equipment acquired in 2005 and the divesture of certain equipment related to our residential services in Utah.






Selling, General and Administrative

                                                2005              2004

Payroll Expenses                            $    781,000      $  1,994,000
Contract Labor                                   806,000           280,000
Office Expense                                    39,000            43,000
Professional Services                            620,000           583,000
Travel                                           183,000           165,000
Bad Debt                                          (2,000)           35,000
Depreciation                                      78,000           158,000
Other                                            333,000           238,000
Total                                       $  2,838,000      $  3,496,000



Other Income (Expense)



                                                2005              2004


Interest expense                            $  1,840,000      $  1,159,000
Other                                              3,000            (1,000)
Total                                       $  1,843,000      $  1,158,000

Liquidity and Capital Resources


At the end of the third quarter of 2005, we began consolidating our operations in order to reduce our operating expenses and focus on our new business plan. Although we continue to develop products and services to deliver digital video and communications over broadband networks and continue, in September 2005, we discontinued providing voice, video and data services directly to our remaining residential communities in Utah. We consolidated our operations in Utah and moved our headquarters and operations to Atlanta, Georgia to support our new business opportunities. As a result of this transition, we do not currently have substantial revenues to fund ongoing operations and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We do not have any significant credit facilities available with financial institutions or other third parties. During 2005, we financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets for 2005 approximately totaled $21,000 as compared to $53,000 reported for 2004. During 2005, we received net proceeds of $2,277,000 through the issuance of convertible promissory notes, through the exercise of common stock warrants and the sale of common stock.

We anticipate that we will incur significantly less capital expenditures for broadband fiber infrastructure and communications services (e.g., bandwidth, cable TV) as a result of our new emphasis as a distributor of IP-based video content and services to online consumers and existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks and provided voice, video and data services directly to residential customers, thereby incurring significant capital resources. Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. We have also reduced our operations and SG&A costs as a result of consolidating our payroll and operations. Going forward, however, we may incur significantly more capital expenditures if we need to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We also anticipate a significant increase in operational and SG&A costs, as we accelerate the development and launch of new operations in 2006.


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

In their report for our most recent fiscal year, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2005 in the amount of approximately $4,380,000 and a loss for the year ended December 31, 2004 in the amount of approximately $5,300,000. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we do not continue as a going concern, stockholders may lose their entire investment.


We may have difficulty raising additional capital, which could deprive us of necessary resources to grow our business and achieve our business objectives.

We expect to continue to devote capital resources to fund continued development of content delivery and management services and maintain and grow existing marketing capacity. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development, or prospects for development, of competitive technology by others.

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

The opportunity for digital content and services delivery over the Internet and broadband is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with voice, video and data services over an IP network; developing applications to enhance customers' experiences; and researching and testing technologies used to deliver broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues.


We may not be able to successfully implement our broadband video strategy, which could adversely affect our ability to grow or sustain revenues and our profitability.

The ability to deliver digital content and services to local broadband communities and online consumers is critical to the success of our business plans. One component of our strategy for increasing our broadband customer base and revenues is to ensure we can cost-effectively purchase wholesale broadband access. We have done this primarily by partnering with an IP/MPLS network services company in a revenue share agreement, thus significantly reducing our upfront transport costs. While we believe cost reductions associated with the delivery of our services over our partner's network will contribute positively to overall operating profit margins, our profitability would be adversely affected if we are unable to continue to manage and reduce recurring transport costs associated with the delivery of our services and costs incurred to add new broadband customers.

Competitive product, price or marketing pressures could cause us to lose existing customers, or may cause us to reduce our prices for our services, which could adversely impact our revenues.

The digital voice, video and data services industry is intensely competitive. Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources, as well as greater experience in the industry than we have. The particular solutions our product lines address can also be addressed by other voice, video and data services by our competitors. Many of these alternatives are widely accepted by potential customers and have a long history of use. Competitors have used and may continue to use aggressive marketing efforts, including significantly discounting the retail price of their services to attract new subscribers. There can be no assurance that in response to these marketing efforts we will not experience increased churn with respect to these services. Increased churn rates indicate customers are discontinuing services, which result in a decrease in our customer base and adversely impacts our revenue. If any of these possibilities occur, it may adversely impact our revenue and subscribers we are able to add. Competition may additionally result in price reductions, reduced gross margins and loss of market share.


Our service offerings may fail to be competitive with existing and new competitors.


Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

     o Content delivery networks and platforms, such as Akamai, Brightcove and iFilm

     o Telecommunications companies offering multiple types of digital services, including video, such as SBC and Verizon

     o Online content and service companies, such as Yahoo! , Google, and Vonage, who have expanded their service offerings; and

     o Cable and satellite television companies providing broadband access or video on demand, including Comcast, Charter and Cox Communications, DirectTV and Echostar.


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


Harmful software programs . Our network infrastructure and the networks of our third-party providers are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet or other services we provide, requiring users to obtain technical support. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt usage. If usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased usage of our voice, video or data services, our business could be materially and adversely impacted.

Security breaches . We depend on the security of our network and, in part, on the security of the network infrastructures of our third-party service providers and our outsourced customer support service providers. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our subscribers and of third parties. Consumers or businesses may use our services to perpetuate crimes in the future. Subscribers or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, there can be no assurance that the measures we take will be successfully implemented or will be effective in preventing these activities. Further, the security measures of our third-party providers may be inadequate. These activities may subject us to legal claims, may adversely impact our reputation, and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position and results of operations.

Natural disaster or other catastrophic event . Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party providers are protected against damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have technology centers in the U.S. that contain a significant portion of our computer and electronic equipment. These technology centers host and manage our voice, video and data services. Despite precautions taken by us, a natural disaster or other unanticipated problem that impacts our locations could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide services to our subscribers and, in turn, on our business, financial condition and results of operations.

Network infrastructure . The success of our business depends on the capacity, reliability and security of our network infrastructure. We may be required to expand and improve our infrastructure and/or purchase additional capacity from third-party providers to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information our customers communicate. Such expansion and improvement may require substantial financial, operational and managerial resources. We may not be able to expand or improve our network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all. As a result, users may be unable to use our services. Inaccessibility, interruptions or other limitations on the ability of customers to access our services due to excessive user demand, or any failure of our network to handle user traffic, could have a material adverse effect on our reputation, which could cause an increase in churn and would adversely impact our revenues.


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

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

     o cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

     o obtain a license from and/or make royalty payments to the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all;

     o    divert management's attention from our business;

     o redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

     o Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management's time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.


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

Changes in the regulatory environment regarding the Internet and the voice, video and data services that we provide could cause our revenues to decrease and/or our costs to increase. Currently, we are classified as a "telecommunications" provider, and therefore directly regulated by the state and the FCC. We operate our services throughout the U.S. Regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services, including Internet access and voice services, such as VoIP. We are also subject to other regulations that govern businesses generally, such as regulations related to consumer protection.

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


We currently may explore opportunities to offer our products in foreign markets. If so, we have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We may face a number of risks inherent in doing business in international markets, including the following:

     o    changing regulatory requirements;

     o    fluctuations in the exchange rate for the United States dollar;

     o    the availability of export licenses;

     o    potentially adverse tax consequences;

     o    political and economic instability;

     o    changes in diplomatic and trade relationships;

     o difficulties in staffing and managing foreign operations, tariffs and other trade barriers;

     o    complex foreign laws and treaties;

     o    changing economic conditions;

     o    difficulty of collecting foreign account receivables;

     o exposure to different legal standards, particularly with respect to intellectual property and distribution of products;

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


Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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


The issuance of common stock to the investors in our recent private placement upon the conversion or exercise of the derivative securities that they hold may cause downward pricing pressure and will dilute our stockholders' percentage of ownership. The convertible promissory notes sold in the offering are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.892 per share, which was 70% of the average closing market price of the common stock on the over-the-counter bulletin board for the 20 trading days prior to the closing of the transaction. In addition, the sale of the common stock issued upon the exercise of the related warrants and additional investment rights issued to the investors will also place downward pricing pressure on our common stock.

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


All of our material assets have been pledged as collateral for the $1,425,000 in principal amount of the convertible promissory notes that we sold in our recent private placement. In addition to the security interest in our assets, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

     o we may be required to pay principal and other charges on the promissory notes when due and we pay interest semi-annually in arrears beginning June 30, 2005;

     o while the promissory notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price then the conversion price of the promissory notes will be reduced to the same price. If we issue any variable priced equity securities or variable price equity linked securities, then the conversion price of the promissory notes will be reduced to the lowest issue price applied to those securities;

     o we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the promissory notes and the exercise of the related warrants and other investment rights issued in connection with the sale of the promissory notes;

     o we did not achieve revenues of at least $4,000,000 for calendar year 2005, therefore the conversion price of the promissory notes will be adjusted to 85% of the volume weighted average closing market price of the common stock on the over-the-counter bulletin board for the 20 trading days prior to six-month anniversary of the release of the calendar 2005 financial statements, but in no event higher than the initial conversion price of $.892. The conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price of $.892 per share, subject to adjustment as set forth above;

     o we shall not, directly or indirectly, (i) redeem, purchase or otherwise acquire any capital stock or set aside any monies for such a redemption, purchase or other acquisition or (ii) issue any floating price security with a floor price below the conversion price.

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


The trading price of our common stock on the over-the-counter bulletin board has been and continues to be subject to wide fluctuations. The trading price of our common stock has closed as low as $0.05 per share and as high as $1.61 per share in the last twelve months. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future .


We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.


Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock .

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require a broker or dealer to approve a person's account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


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


The trading price of our common stock has fluctuated significantly in the past and could continue to be volatile in response to factors including the following, many of which are beyond our control:

     o    variations in our operating results;

     o announcements of technological innovations or new services by us or our competitors;

     o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

     o    our failure to meet analysts' expectations;

     o changes in operating and stock price performance of other technology companies similar to us;

     o    conditions or trends in the technology industry;

     o    additions or departures of key personnel; and

     o    future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.


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


Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet is characterized by:

     o    rapid technological change;

     o    changes in advertiser and user requirements and preferences;

     o frequent new product and service introductions embodying new technologies; and

     o the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.



In order to compete successfully in the future, we must


     o enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

     o license, develop or acquire technologies useful in our business on a timely basis; and

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.



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


Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers," natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or customer-related information or could render us unable to provide services to our customers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.


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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS                                                           Page


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                   F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2005 and 2004                   F-3

Consolidated Statements of Operations for the years
ended December 31, 2005 and December 31, 2004                               F-4

Consolidated Statements of Stockholders' Deficit for
the years ended December 31, 2005 and December
31, 2004                                                                    F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 2005 and December 31, 2004                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Endavo Media and Communications, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Endavo Media and Communications, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endavo Media and Communications, Inc and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited revenue, has incurred substantial losses from operations and has working capital and stockholders deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in
Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
April 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Endavo Media and Communications, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Endavo Media and Communications, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endavo Media and Communications, Inc and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited revenue, has incurred substantial losses from operations and has working capital and stockholders deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in
Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP
Phoenix, Arizona
April 9, 2005

================================================================================



                             ENDAVO MEDIA AND COMMUNICATIONS, INC.
                                  Consolidated Balance Sheets


                                                                          December 31,
                                                                          ------------
Assets                                                                2005           2004
------                                                           ------------    ------------
Current assets:
Cash                                                             $      5,000    $      1,000
Accounts receivable, net of allowance for doubtful
accounts of $0 and $11,000, respectively                                 --            31,000
Prepaid expenses                                                         --             3,000
Deposits                                                               16,000          18,000
                                                                 ------------    ------------

Total current assets                                                   21,000          53,000

Property and equipment, net                                           297,000         153,000

Asset held for sale                                                    45,000          45,000
                                                                 ------------    ------------

Total Assets                                                     $    363,000    $    251,000
                                                                 ============    ============


Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
Accounts payable                                                 $    854,000    $    651,000
Accrued liabilities                                                   888,000         460,000
Deferred revenue                                                         --           321,000
Notes payable including related parties                             1,039,000       1,078,000
                                                                 ------------    ------------

Total current liabilities                                           2,781,000       2,510,000

Commitments and contingencies (Notes 3,9, and 13)

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares
Authorized. Of the amount authorized 4,500,000 shares have
been designated as Series A, and 100,000 shares as Series B
There are 3,821,197 shares of Series A issued and outstanding
The liquidation preference of the Series A is $4,000                    4,000           4,000
Common stock, $.001 par value, voting, 100,000,000
shares authorized, 21,259,300 and 9,517,303
shares issued and outstanding, respectively                            21,000          10,000
Additional paid-in capital                                         18,717,000      15,197,000
Deferred compensation                                                    --          (688,000)
Subscriptions receivable                                                 --            (2,000)
Accumulated deficit                                               (21,160,000)    (16,780,000)
                                                                 ------------    ------------

                                                                   (2,418,000)     (2,259,000)
                                                                 ------------    ------------

Total liabilities and stockholders' deficit                      $    363,000    $    251,000
                                                                 ============    ============


See accompanying notes to consolidated financial statements.


                                       F-3

==============================================================================================

                       ENDAVO MEDIA AND COMMUNICATIONS, INC.
                      Consolidated Statements of Operations



                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Total revenues                                     $    432,000    $    178,000

Cost of sales                                          (131,000)       (419,000)
Selling, general, and administrative expense         (2,838,000)     (3,496,000)
Impairment of property and equipment                          0        (417,000)
                                                   ------------    ------------

Loss from operations                                 (2,537,000)     (4,154,000)

Other income (expense)                                   (3,000)          1,000
Interest expense                                     (1,840,000)     (1,159,000)
                                                   ------------    ------------

Net loss                                             (4,380,000)     (5,303,000)

Imputed preferred stock dividend                     (7,566,000)     (1,891,000)
                                                   ------------    ------------

Net loss attributable to common shareholders       $(11,946,000)   $ (7,194,000)
                                                   ------------    ------------

Net loss per common share - basic and diluted      $      (0.83)   $      (2.84)
                                                   ------------    ------------

Weighted average shares - basic and diluted          14,438,267       2,532,939
                                                   ------------    ------------


See accompanying notes to consolidated financial statements

================================================================================


                          ENDAVO MEDIA AND COMMUNICATIONS, INC.
                     Consolidated Statement of Stockholders' Deficit

                         Years Ended December 31, 2005 and 2004


                                     Preferred Stock               Common Stock
                              ---------------------------   ---------------------------
                                 Shares         Amount         Shares         Amount
                              ------------   ------------   ------------   ------------
Balance January 1, 2004               --     $       --          491,206   $      1,000

Conversion of notes payable
to common stock                       --             --        3,511,363          3,000

Conversion of common stock
to preferred stock               3,821,197          4,000     (2,292,718)        (2,000)

Issuance of common stock
for:
Cash                                  --             --           48,000           --
Cash-Warrants
Exercised                             --             --        2,006,892          2,000
Services                              --             --        5,752,560          6,000

Deferred Compensation
relating to issuance of
warrants                              --             --             --             --

Consultant stock
subscriptions satisfied
through services                      --             --             --             --

Compensation cost related
to issuance of options to
officers                              --             --             --             --

Amortization of deferred
compensation                          --             --             --             --

Preferential conversion
feature associated with
long-term debt                        --             --             --             --

Net loss                              --             --             --             --
                              ------------   ------------   ------------   ------------
Balance December 31, 2004        3,821,197   $      4,000      9,517,303   $     10,000


Issuance of common stock
for:
Cash (common stock purchase
or purchase warrant
exercise)                             --             --        7,949,291          7,000
Services                              --             --          514,325          1,000

Conversion of notes payable
to common stock                       --             --        3,278,381          3,000

Amortization of deferred
compensation and
subscriptions receivable              --             --             --             --

Preferential conversion
feature associated with
long-term debt                        --             --             --             --
                              ------------   ------------   ------------   ------------
Balance December 31, 2005        3,821,197   $      4,000     21,259,300   $     21,000
                              ============   ============   ============   ============




                            ENDAVO MEDIA AND COMMUNICATIONS, INC.
                       Consolidated Statement of Stockholders' Deficit

                           Years Ended December 31, 2005 and 2004
                                         (Continued)



                               Additional
                                 Paid-in        Deferred     Subscriptions     Accumulated
                                 Capital      Compensation     Receivable        Deficit
                              ------------    ------------    ------------    ------------
Balance January 1, 2004       $ 10,484,000    $    (97,000)   $    (28,000)   $(11,477,000)

Conversion of notes payable
to common stock                  1,691,000            --              --              --

Conversion of common stock
to preferred stock                  (2,000)           --              --              --

Issuance of common stock
for:
Cash                                30,000            --            (8,000)           --
Cash-Warrants
Exercised                          352,000            --              --              --
Services                         1,342,000      (1,348,000)           --              --

Deferred Compensation
relating to issuance of
warrants                           401,000        (401,000)           --              --

Consultant stock
subscriptions satisfied
through services                      --              --            34,000            --

Compensation cost related
to issuance of options to
officers                           458,000            --              --              --

Amortization of deferred
compensation                     1,158,000            --              --              --

Preferential conversion
feature associated with
long-term debt                     441,000            --              --              --

Net loss                              --              --              --        (5,303,000)
                              ------------    ------------    ------------    ------------
Balance December 31, 2004     $ 15,197,000    $   (688,000)   $     (2,000)   $(16,780,000)


Issuance of common stock
for:
Cash (common stock purchase
or purchase warrant
exercise)                        1,872,000            --              --              --
Services                           130,000            --              --              --

Conversion of notes payable
to common stock                    113,000            --              --              --

Amortization of deferred
compensation and
subscriptions receivable              --           688,000           2,000            --

Preferential conversion
feature associated with
long-term debt                   1,405,000            --              --              --
                              ------------    ------------    ------------    ------------
Balance December 31, 2005     $ 18,717,000    $       --      $       --      $(21,160,000)
                              ============    ============    ============    ============


See accompanying notes to consolidated financial statements.


                                             F-5

==========================================================================================



                             ENDAVO MEDIA AND COMMUNICATIONS, INC.
                             Consolidated Statement of Cash Flows



                                                                    Years Ended December 31,
                                                                  --------------------------
                                                                      2005           2004
                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                          $(4,380,000)   $(5,303,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                          78,000        158,000
Loss on sale of fixed assets                                             --           12,000
Impairment of fixed assets                                               --          417,000
Stock and options issued for services                                 579,000        458,000
Interest expense converted to common stock                               --          197,000
Interest expense and fees added to note balance                          --           29,000
Amortization of deferred compensation                                 688,000      1,158,000
Stock subscription satisfied with services                               --           34,000
Amortization of discount on long-term debt                            605,000        678,000
Gain on settlement                                                     (9,000)          --
Bad debt expense                                                         --           35,000
Decrease (increase) in:
Accounts receivable                                                    31,000          3,000
Prepaid expense                                                         3,000          1,000
Deposits                                                                2,000        (10,000)
Increase (decrease) in:
Accounts payable                                                      203,000        214,000
Accrued liabilities                                                   428,000        156,000
Deferred revenue                                                     (321,000)        85,000
                                                                  -----------    -----------

Net cash used in operating activities                              (2,093,000)    (1,678,000)
                                                                  -----------    -----------

Cash flows used in investing activities:
Purchase of property and equipment                                   (222,000)      (236,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of warrants       865,000        376,000
Proceeds from related party note                                       57,000      1,397,000
Payments on related party convertible notes payable                    (8,000)       (40,000)
Proceeds from note payable                                          1,450,000         18,000
Payments on note payable                                              (45,000)          --
Payments on related party convertible notes payable                      --          (40,000)

Net cash provided by financing activities                           2,319,000      1,751,000
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                    4,000       (163,000)

Cash and cash equivalents at beginning of period                        1,000        164,000
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $     5,000    $     1,000
                                                                  ===========    ===========



See accompanying notes to consolidated financial statements


                                       F-6

============================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004
--------------------------------------------------------------------------------

1. Organization and Description of Business

Endavo Media and Communications, Inc. and subsidiaries (collectively referred to as the "Company") provides digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or Internet Protocol, networks. Prior to September 2005, the Company integrated broadband services, including voice, video, and data services to residential customers through IP based networks. The Company, formed in December 1999, relocated to Atlanta, Georgia in December 2005 from Salt Lake City, Utah. The Company was formerly known as CeriStar Inc.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements reflect the consolidated results of Endavo Media and Communications and its wholly owned subsidiaries Susquina, Inc. and New Planet Resources, Inc. All material inter-company transactions have been eliminated in the consolidation.

Reverse Stock Split
In the third quarter of 2004, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 16 that they previously owned.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents. The Company also maintains a bank account in the Cayman Islands that is not federally insured.

Cash and Cash Equivalents
Cash includes all cash and highly liquid investments with original maturities of three months or less. Property and Equipment Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


2. Summary of Significant Accounting Policies Continued

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations. In the fourth quarter of 2004 the Company analyzed its expected cash flows related to its installed equipment, and determined that the cash flows would not be sufficient to recover its investment in those assets, resulting in an impairment of those assets. The company also impaired an asset that is being held for sale to its estimated net realizable value. The total amount impaired was $417,000 and was recorded in operating expenses.

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

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


2. Summary of Significant Accounting Policies Continued

Earnings per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which if exercised or converted would require the company to issue 64,041,396 and 39,798,385 common stock equivalents are not included in the diluted earnings per share calculation for 2005 and 2004, respectively, since their effect is anti-dilutive.

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

Stock-Based Compensation
The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, in accordance with APB Opinion No. 25, no compensation is recognized for options granted to employees unless those options are subject to variable accounting or they are issued with an exercise price less than market. During the year ended December 31, 2005, the Company issued 1,545,000 options to Officers and employees of the Company to purchase the Company's common stock at exercise prices ranging from $0.08 to $1.22 per share. These options expire in 10 years from issue date and were vested as of December 31, 2005. During the year ended December 31, 2004, the Company issued 1,100,000 options to Officers of the Company to purchase the Company's common stock at exercise prices of $.05 to $.60 per share. These options expire in 10 years from issue date and were vested as of December 31, 2004.

Because the exercise price of these options would not be decreased proportionately if the Company has a reverse stock split, they were accounted for as though the terms of the options were variable, resulting in a non-cash expense of $458,000 in 2004, $453,000 of which was reversed during 2005.

================================================================================



                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

2. Summary of Significant Accounting Policies Continued

Stock-Based Compensation - Continued
Had compensation cost for these options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS
No. 123, the Company's net earnings would have changed as set forth in the table below:

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Net loss - attributable to common shareholders                  $(11,946,000)   $ (7,194,000)
as reported
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects                                              --           458,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of related tax effects           --          (605,000)
                                                                ------------    ------------

Net loss - attributable to common shareholders
pro forma                                                       $(11,946,000)   $ (7,341,000)

Loss per share - attributable to common
shareholders as reported                                        $      (0.83)   $      (2.84)
                                                                ============    ============

Loss per share - attributable to common shareholders
pro forma                                                       $      (0.83)   $      (2.89)
                                                                ============    ============
These options were valued at the date of grant with the total calculated pro forma expense reflected above, as all options are fully vested.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at December
31:

                                                                    2005            2004

Expected dividend yield                                         $       --      $       --
Expected stock price volatility                                        3,000%           259%
Risk-free interest rate                                                  4.0%           4.0%
Expected life of options                                           10 years       10 years

The weighted average fair value of each option granted to employees during 2005 and 2004 was $0.22 and $0.58, respectively.

                                      F-10

============================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

2. Summary of Significant Accounting Policies Continued

Reclassifications
Certain amounts in the 2004 financial statements have been reclassified to conform with classifications adopted in the current year. Such reclassifications had no effect on the net loss.

3. Liquidity and Going Concern

The Company has a working capital deficit, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

4. Property and Equipment

Property and equipment consists of the following at December 31:

                                                           2005          2004
                                                        ---------     ---------

Computer equipment and software                         $ 458,000     $ 239,000
Furniture and fixtures                                     17,000        14,000
                                                        ---------     ---------

                                                          475,000       258,000

Less accumulated depreciation and amortization           (178,000)     (100,000)
                                                        ---------     ---------

                                                        $ 297,000     $ 153,000
                                                        =========     =========

The Company also had communication equipment uninstalled and held for sale totaling $45,000 at December 31, 2005 and 2004.

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

5. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:
                                                      2005                2004
                                                    --------            --------
Accrued payroll                                     $470,000            $204,000
Other                                                418,000             256,000
                                                    --------            --------

                                                    $888,000            $460,000
                                                    ========            ========

6. Deferred Revenue

The Company had entered into long-term service contracts which were accompanied by payments received from customers for initial equipment installation to service residential developments and other services. Amounts initially received were deferred until they were earned based on the terms of the contract. All amounts that had been received on these contracts were considered earned when the Company moved from Utah to Georgia in 2005 and transferred its Utah operations to others. The balance of the deferred revenue at December 31, 2005 and 2004 was $-0- and $408,000, respectively.

7. Notes Payable

Notes payable consisted of the following at December 31:
                                                        2005             2004
                                                     ----------      -----------

Discounted convertible notes payable due to
SovCap. SovCap is affiliated with an officer and
director of the Company and is a significant
stockholder of the Company. These notes have a
face interest rate of 18%. The notes are unsecured
and are due on demand. The notes are convertible
at a rate of 75% of the average closing bid price
of the Company's common stock for the five trading
days ending on the trading day immediately
preceding the conversion date.                       $  650,000      $   763,000

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


7. Notes Payable Continued

Notes payable due to SovCap in the amounts of
$25,000 and $33,000, bearing interest rates of 6%
and 12%, respectively, unsecured, and due upon
demand.                                                  57,000             --

Note payable originally to a finance company and
with an effective interest rate of 57% including
an original discount of $78,000 from issuance of
detachable warrants with the note. The note was in
default and the finance company required repayment
by a former officer of the Company who repaid the
note, accrued interest and fees under a guarantee.
The Company's obligation is now to the former
officer and shareholder. The note was
collateralized by equipment.                            200,000          200,000

Note payable to Dorn & Associates. Payable in 36
monthly installments of $890 at an interest rate
of 5%. The Company is presently in default of the
payment terms on this note, and has classified the
entire note balance as current.                          25,000             --

Convertible notes due to a former officer and
shareholder of the Company. These notes bear
interest at 12%, are unsecured, and due on demand.
Subsequent to December 31, 2004 these notes were
in default. The notes are convertible into
approximately 10,251 shares at approximately $8.00
per share.                                               74,000           82,000


Note payable to an individual with interest at 10%
collateralized by receivables and due on demand.         18,000           18,000


Note payable to a financial group with interest at
6% and due on demand.                                    15,000           15,000

Senior secured convertible notes payable totaling
$1,425,000 to a group of professional investment
funds. These notes bear interest at a rate of 8%,
are secured by the general assets of the Company,
and are due on February 22, 2007. The notes are
convertible at $0.89 but the conversion price may
be reset under certain conditions. This conversion
price adjustment results in a beneficial discount
to the note-holders and as a result the notes have
been fully discounted and reflected as equity.             --               --

Note payable to a financial institution. The note
was payable in monthly installments of $2,000,
including interest at 14%, collateralized by
equipment. At December 31, 2005 and 2004 the
outstanding balance of the debt was $-0- and
$41,000 less a discount at December 31, 2004 of
$41,000.                                                   --               --
                                                     ----------       ----------

                                                     $1,039,000       $1,078,000
                                                     ==========       ==========

During 2005 and 2004, respectively, $113,000 and $1,638,000 in notes payable and accrued interest was converted to 3,278,381 and 3,511,363 shares of common stock.

================================================================================



                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

7. Notes Payable Continued

              Future maturities of notes payable are as follows:

Year Ending December 31:                                               Amount
                                                                    -----------

2006                                                                $ 1,039,000

8. Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                                                                     Years Ended
                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 2005           2004
                                                                                             -----------    -----------

Income tax benefit at statutory rate                                                         $ 1,625,000    $ 1,967,000
Stock valuation for services                                                                     (48,000)      (649,000)
Change in valuation allowance                                                                 (1,546,000)    (1,316,000)
Other                                                                                            (31,000)        (2,000)
                                                                                             -----------    -----------




Deferred tax assets (liabilities) are comprised of the following as of December
31:
                                                                                                 2005           2004
                                                                                             -----------    -----------
Net operating loss carry-forwards                                                            $ 5,268,000    $ 3,691,000
Amortization of license technology                                                               259,000        259,000
Depreciation                                                                                     (26,000)       (44,000)
Deferred revenue                                                                                    --          119,000
Allowance for doubtful accounts                                                                     --            4,000
Other                                                                                             97,000         23,000
Valuation allowance                                                                           (5,598,000)    (4,052,000)
                                                                                             -----------    -----------
                                                                                             $      --      $      --
                                                                                             ===========    ===========

                                                          F-14

=======================================================================================================================


                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


8. Income Taxes Continued

At December 31, 2005, the Company has net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $14,200,000 which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. It is also likely that utilization of the NOL's are limited based on changes in control of the Company. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.

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

The 3,821,197 shares of preferred stock are convertible into 36,683,592 shares of common stock any time after September 30, 2005. This conversion feature is beneficial as to the preferred stockholders. As a result the Company is reflecting a preferred stock dividend of $7,566,000 ratably over the term that the preferred stock first is convertible. As of December 31, 2005 and 2004, $5,675,000 and $1,891,000, respectively, of the dividend has been reflected on the statement of operations.

The Series A Preferred Stock has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

Common Shares Issued for Service

The company has issued 5,752,560 shares, as well as 2,600,000 warrants (with exercise prices of $0.035 to 0.65) to consultants under consulting agreements that are generally one year or less. The associated expenses are amortized over the term of the contracts, with the unamortized portion (totaling $-0- and $688,000 at December 31, 2005 and 2004, respectively) reflected as a reduction to stockholders' equity (deficit).

================================================================================



                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


9.  Stockholders' Equity (Deficit) Continued

Options and warrants (were any issued in 2005? If yes, need detail added below to the table)

The company has issued 1,597,529 and 0 warrants in conjunction with the issuance of its securities and convertible debt during the years ended december 31, 2005 and 2004, respectively. Warrants that were issued generally do not have a life that exceeds five years. Information regarding warrants and options to purchase common shares is summarized below:

                                               Number of
                                                Options           Exercise
                                                  and            Price Per
                                                Warrants           Share


Outstanding at  January 1, 2004                  286,577     6.08    -  72.00
Granted                                        1,000,000      .035   -    .035
Granted                                        1,050,000      .25    -    .60
Granted                                        1,600,000      .28    -    .65
Granted                                        3,900,000      .46    -    .46
Canceled                                        (250,000)    6.08    -   7.36
Canceled                                      (3,900,000)     .46    -    .46
Exercised                                     (1,000,000)     .035   -    .035
Exercised                                     (1,005,405)     .25    -    .37
                                              ----------    ------------------

Outstanding at December 31, 2004               1,681,172    $   .028 -  72.00
                                              ==========    ==================
Exercised                                       (246,595)       .46  -    .46
Cancelled                                       (348,000)       .46  -    .60
Granted                                          340,000       1.14  -   1.22
Granted                                        1,597,529        .1425-    .1425
Exercised                                     (1,121,072)       .1425-    .1425
Cancelled                                        (30,000)      1.14  -   1.14
Granted                                          410,000        .10  -    .10
Granted                                          925,000        .08  -    .08
                                              ----------    ------------------

Outstanding at December 31, 2005              3,208,034     $   .08  -  72.00
                                              =========     ==================

The following table summarizes information about outstanding warrants and options for common stock at december 31, 2005:

                                     Outstanding                              Exercisable
-------------------------------------------------------------------------------------------------
                                      Weighted
                                       Average
                                       Remaining       Weighted
      Range of           Number       Contractual       Average                          Average
      Exercise            Out-           Life          Exercise           Number        Exercise
       Prices           Standing        (Years)         Price           Exercisable       Price
--------------------------------------------------------------------------------------------------

$ 16.00  - 72.00         286,577         1.10           41.73             286,577         41.73
    .1425-   .1425       476,457         3.8              .1425           476,457           .1425
    .25  -   .60       1,050,000         8                .58           1,050,000           .58
   1.14  -  1.22         310,000         9.5             1.30             310,000          1.30
    .08  -   .10       1,335,000        10                .086            410,000           .10
------------------     ---------        -----           -------         ---------         --------

$   .05  - 72.00       3,208,034         8.21            4.10           2,533,034          5.16
==================     =========        =====           =======         =========         ========


                                                F-16

==================================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


10. Stock Subscriptions Receivable

Subscriptions receivable consist of the obligation of employees to purchase common shares. In addition the Company may enter into contracts with consultants in which the Company issues stock at the commencement of the contract period. The value of the services or common stock given, which ever is more determinable is recorded as a stock subscription and amortized as expense over the period of the service contract. At December 31, 2005 and 2004 there were approximately $-0- and $2,000 of subscriptions receivable related to these contracts.

11. Deferred Compensation

Deferred compensation is comprised of common stock issuances to employees and consultants which have not yet vested. As of December 31, 2005 and 2004, the company had common stock for employee services valued at $-0- and $638,000, respectively. The measurement date of compensation is the date the shares were granted.

12. Supplemental Cash Flow Information

During the year ended December 31, 2005, the Company had significant non - cash financing and investing activities as follows:

     o Converted $1,691,000 of notes payable and accrued interest into 3,511,363 shares of common stock.

     o Issued common stock and warrants to consultants and amortized the expense over the terms of the contracts, resulting in amortization of deferred compensation of $1,158,000

During the year ended December 31, 2004, the Company had significant non - cash financing and investing activities as follows:

     o Issued 80,125 common shares valued at $769,000 to consultants for short-term contract services.

     o Cancelled 10,397 unvested shares of common stock valued at $223,000 recorded as deferred compensation of $212,000 and subscriptions receivable of $11,000, due to employee terminations.

     o Issued warrants in connection with debt which resulted in a debt discount of $139,000.

     o Debt issued with beneficial conversion features valued at $288,000 which resulted in debt discounts.

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------


12. Supplemental Cash Flow Information Continued

        oRecorded accounts receivable for unearned revenue of $51,569.

                  Cash paid for interest and income taxes are as follows:

                                                          Years Ended
                                                          December 31,
                                                     ------------------------
                                                       2005            2004
                                                     --------        --------
Interest                                             $  1,000        $156,000
                                                     ========        ========
Income taxes                                         $   --          $   --
                                                     ========        ========

13. Commitments and Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently unable to estimate the loss (if any) related to these matters.

The Company is currently litigating a claim from a former officer and director on a note guarantee secured by equipment. The note balance, accrued interest, and related fees are accrued as a liability at December 31, 2005 and 2004.

14. Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables and payables. Due to the liquidity concerns of the Company, it is currently not able to estimate the fair value of its financial instruments.

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

16.  Subsequent Events

Our Board of Directors and majority shareholder consented to change our corporate name from Endavo Media and Communications, Inc. to Integrated Media Holdings, Inc. which is expected to become effective on or around April 20, 2006. We also expect to change the name of our operating subsidiary from Susquina, Inc. to Endavo Media and Communications, Inc. We are making these name changes to better reflect the operating structure of our combined companies and to better position the company for strategic plans, specifically related to potential acquisitions, as a holding company.

Effective March 22, 2006, our common stock began trading under a new stock symbol on the Bulletin Board: "EDAV".

We entered into a consulting agreement on March 22, 2006 with Rossington Consulting Advisors, Ltd. for the purposes of providing corporate restructuring, mergers and acquisitions, strategic business planning, marketing and financial advisory services to the company in conjunction with our corporate and public capital restructure also announced in March. The company issued 1,600,000 shares of common stock for these consulting services, which will be recorded as deferred compensation in the first quarter of 2006.

We entered into a consulting agreement on March 22, 2006 with Mashrua Shipping and Transport, Inc. for the purposes of providing strategic business planning, marketing and financial advisory services to the company in conjunction with our corporate and public capital restructure also announced in March. The company issued 1,600,000 shares of common stock for these consulting services, which will be recorded as deferred compensation in the first quarter of 2006.

We entered into a consulting agreement on March 22, 2006 with Ronald H. Cole for the purposes of providing restructuring, mergers and acquisitions, business planning, marketing and financial advisory services to the company in conjunction with our corporate and public capital restructure also announced in March. The company issued 1,600,000 shares of common stock for these consulting services, which will be recorded as deferred compensation in the first quarter of 2006.

Our Board of Directors and the majority shareholder of the company consented to issue a one-for-forty reverse split of the company's common stock, which became effective on March 13, 2006.

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

================================================================================

                      ENDAVO MEDIA AND COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                    Continued

--------------------------------------------------------------------------------

17. Recent Accounting Pronouncements Continued

In December 2004, the Financial Accounting Standards Board ("FASB") issued revised Statement of Financial Accounting Standards No. 123 entitled "Share-Based Payment" ("FAS No. 123R"). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company's financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 with supplemental disclosure in the notes to financial statements as previously allowed under FAS 123. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact that FAS 123R will have on its financial statements.

================================================================================

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


Current Directors and Executive Officers


Our board of directors currently consists of three members. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current board of directors, including each member's age and position with the Company.




Name                  Age        Position with the Company

Paul D. Hamm          38         President, Chief Executive Officer,
                                 and Chairman of the Board

Jerry Dunlap          52         Director

Mark S. Hewitt        54         (Former) Director, Chief Technology Officer

PAUL D. HAMM . Mr. Hamm has served as our President, Chief Executive Officer and a member of our Board of Directors since June 24, 2004. Mr. Hamm is a 14-year financial services industry veteran, financial entrepreneur, investment banking professional and private equity fund manager. In 2002, Mr. Hamm founded and is currently the Managing Partner of AlphaWest Capital Partners, a specialized capital marketing firm providing extensive market/industry research, financial planning and modeling, transaction advisory, marketing and investment banking services to emerging public and "pre-public" U.S. companies. In 1998, Mr. Hamm co-founded and currently serves as Managing Director of SovCap Investment Management Group, the investment manager to SovCap Equity Partners, Ltd., an offshore private investment partnership, and our principal stockholder. As a principal investor, Mr. Hamm has made numerous private equity investments into publicly traded companies across technology and communications related industries. He has been actively involved with portfolio companies in business planning and execution, often serving as primary financial and strategic advisor to a portfolio company's management. Mr. Hamm holds NASD securities licenses, served as a Transportation/Civil Affairs Commissioned Officer for 8 years with the U.S. Army/USAR, and has a Bachelor of Science degree in Political Science from Stetson University.

JERRY DUNLAP . Mr. Dunlap has served as a member of our Board of Directors since July 1, 2004. Mr. Dunlap is co-founder and currently serves as President and Chief Executive Officer for ISDN-Net, a internet service provider located in Nashville, Tennessee. After ten years in existence, ISDN-Net is Tennessee's oldest and largest independent Internet Service Provider serving 87 of the state's 95 counties. Mr. Dunlap oversees many of the day-to-day operations of ISDN-Net and manages the company's long-term, strategic direction. Viewed as a pioneer in telecom networking and communications, Mr. Dunlap was asked by the Tennessee Public Service Commission in 1992 to direct a pilot project that ultimately resulted in the introduction of digital connectivity services in Tennessee. Shortly after that project, in 1994, Mr. Dunlap co-founded ISDN-Net to serve the data needs of Tennessee businesses. Mr. Dunlap has a Bachelor of Science degree in pharmacy from the University of Tennessee.

*MARK S. HEWITT . Mr. Hewitt resigned from his position as Director and Chief Technology Officer on December 12, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it during the year ended December 31, 2004, we believe that during such year our executive officers, directors and 10% stockholders complied with all such filing requirements except for the following late or delinquent filings: (i) Form 3 for Mr. Dunlap reporting his appointment as a director; (ii) Form 4 for Mr. Dunlap reporting certain transactions in our common stock by a company of which he is a stockholder, officer and director; (iii) Form 4 for Mr. Hamm reporting certain transactions in our common stock; (iv) Form 3 for Mr. Hewitt reporting his appointment as a director; (v) Form 4 for Mr. Hewitt reporting certain transactions in our common stock; and (vi) Form 3 and two Form 4s for SovCap Equity Partners reporting certain transactions in our common stock.


Code of Ethics


Our board of directors is currently in the process of adopting a code of ethics that complies with the rules promulgated under the Sarbanes-Oxley Act of 2002 and that applies to our principal executive officer and principal financial and accounting officer and to all of our staff.


Audit Committee Financial Expert


The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." We do not have a standing Audit Committee . The functions of the Audit Committee have been assumed by our full Board of Directors. Additionally, we do not have a member of our board of directors that qualifies as an "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

ITEM 10. EXECUTIVE COMPENSATION


                           Summary compensation table


The following table sets forth the total compensation for the fiscal years ended December 31, 2005, 2004 and 2003 paid to or accrued for our chief executive officer and other executive officers, excluding executive officers paid less than $100,000 annually. Each of the following executive officers is referred to as a "Named Executive Officer."




                                  Annual Compensation           Long Term
                                                               Compensation

Name and                      Year   Salary ($)     Bonus         Securities
Principal Position                                   ($)          Underlying
                                                                Options/SARs (#)
Paul D. Hamm (1)              2005  $  95,000          --          525,000
Chief Executive Officer       2004  $  67,500          --          525,000
and President                 2003       --            --             --



--------------

(1) Mr. Hamm became our Chief Executive Officer and President on June 24, 2004. The amounts shown herein as compensation to Mr. Hamm are the total amounts paid by the Company to AlphaWest Capital Partners, LLC, or AlphaWest, for executive management services provided to us by Mr. Hamm between July 1, 2004 through December 31, 2004, pursuant to successive consulting agreements between Mr. Hamm and the Company. Mr. Hamm is the sole member of AlphaWest. These amounts may not reflect Mr. Hamm's actual compensation from AlphaWest, which may be greater or less than the amounts shown. The initial consulting agreement, pursuant to which Mr. Hamm provided us with executive management services expired on September 30, 2004. On October 1, 2004, a new consulting agreement was executed between AlphaWest and the Company, which expired on December 31, 2004. Currently, Mr. Hamm continues to provide us with the executive management services through AlphaWest and we have continued to honor the most recent consulting agreement despite its expiration. We intend to maintain this arrangement until a formal written employment agreement with Mr. Hamm is executed, at which time Mr. Hamm will become an employee of the Company. We expect this to occur during the second fiscal quarter of 2005. A more detailed description of the consulting agreements with AlphaWest and the arrangement under which Mr. Hamm continues to provide executive management services is set forth under " Item 12. Certain Relationships and Related Transactions -- Agreements with Executive Officers ."



Stock Option Grants And Exercises


There were no stock options issued granted to executive management in 2005. Paul
D Hamm signed a management contract dated October 1, 2005that provided for the issuance of 1,000,000 options that will vest over the term of the three-year contract. However, as of December 31, 2005, those options had not been issued to Mr. Hamm.


                                          OPTION GRANTS IN LAST 2 FISCAL YEARS


                                                                                         Individual Grants

    Name         Number of Securities Underlying     Percent of Total Options Granted to     Exercise       Expiration
                       Options Granted (#)                Employees in Fiscal Year             Price           Date
                                                                                             ($/Share)

Paul D. Hamm               25,000(1)                                0.4%                     $  0.05(4)      6/20/14
                          500,000(2)                                8.3%                     $  0.60(4)     12/31/14



(1)  Options granted pursuant to the 2004 Directors, Officers and Consultants
     Stock Option, Stock Warrant and Stock Award Plan, or "2004 Plan," which vested in three equal monthly installments commencing on July 1, 2004. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on June 30, 2014.

(2) Options granted pursuant to the 2004 Plan, which were completely vested on January 1, 2005. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on December 31, 2014.

(3)  The exercise price of these options was equal to the fair market value
     (closing price) of the underlying common stock on the date of grant. These options are nonqualified options.


The following table provides information on the value of each of our Named
Executive Officer's unexercised options at December 31, 2004. None of our Named
Executive Officers exercised any options during 2004.

                                       32

                          Fiscal Year End Option Values




Name                   Number of Securities          Value of Unexercised In-the
                      Underlying Unexercised               MoneyOptions at
                                                        Fiscal Year-End($)(1)
                  Options at Fiscal Year--End (#)

                  Exercisable      Unexercisable     Exercisable   Unexercisable
Paul D. Hamm       525,000              --           $    0            --


Compensation of Directors


Our non-employee directors do not receive any additional compensation for serving as a member of our board of directors or for attending any of our board committees, but non-employee directors are reimbursed for out-of-pocket expenses incurred in connection with attending our board and board committee meetings.


For information concerning agreements involving Named Executive Officers see
Item 12 Certain Relationships and
Related Transactions .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2005 with respect to (i) each director of the Company; (ii) each executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Endavo Media & Communications, Inc., 10 Glenlake Parkway, Suite 130, Atlanta, GA 30328. This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on approximately 21,529,300 of our common stock outstanding on December 31, 2005 adjusted as required by rules promulgated by the Securities and Exchange Commission.


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


Name and Address of Beneficial Owner      Amount and Nature of      Percent of
                                          Beneficial Ownership        Shares
                                                                   Outstanding
Executive Officers and Directors
Paul D. Hamm (1)                               1,269,735               5.9%
Mark S. Hewitt (2)                               525,000               2.5%
Jerry Dunlap (3)                                    --                  *
Five Percent Shareholders
SovCap Equity Partners (4)                       710,135               3.3%
c/o Lion Corporate Securities Ltd.
Cumberland House #27
Cumberland Street
P.O. Box N-10818
Nassau, New Providence

SovCap Investment Management                     710,135               3.3%
Group LLC (5)
10 Glenlake Parkway,
Suite 130
Atlanta, GA 30328

Peter D. Martin (6)                              710,135               3.3%

All Directors and Executive                    1,794,735               8.3%
Officers as a Group (four persons) (1)(2)(3)


-------------

* Less than one percent.


(1) Consists of 1,124 shares of common stock owned directly by Mr. Hamm and 525,000 shares that Mr. Hamm has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hamm may also be deemed to own the 44,883 shares of Series A Preferred Stock owned by AlphaWest Capital Partners, of which Mr. Hamm is the sole member. Series A Preferred Stock is convertible as of September 2005 at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock, but has not been converted as of the date of this report. Mr. Hamm, as a managing member of SovCap Investment Management Group, also may be deemed to beneficially own any shares of common stock beneficially owned by SovCap Investment Management Group. Mr. Hamm disclaims beneficial ownership of the securities held by SovCap Investment Management Group and SovCap Equity Partners except to the extent of his proportionate interest therein. See Note (5) below.



(2) Consists of 525,000 shares that Mr. Hewitt has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hewitt also owns
     2,076 shares of Series A Preferred Stock. Series A Preferred Stock is convertible as of September 2005 at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock, but has not been converted as of the date of this report.

(3) ISDN.Net, of which Mr. Dunlap is President and an owner, owns 80,000 shares of Series A Preferred Stock. Series A Preferred Stock is convertible as of
     September 2005 at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock, but has not been converted as of the date of this report. Mr. Dunlap disclaims beneficial ownership of the securities owned by ISDN.Net except to the extent of his proportionate interest therein.

(4) Includes 710,135 common shares held by SovCap Equity Partners. SovCap may also receive share upon conversion of outstanding convertible demand notes issued between August 21, 2003 and September 8, 2004 if demand for payment is made by SovCap and the company chooses to make payment by issuing shares of common stock based on 75% of the 5 day average market price prior to the date payment demand is made.. SovCap Equity Partners also holds 3,581,585 shares of Series A Preferred Stock Series A Preferred Stock is convertible as of September 2005 at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock, but has not been converted as of the date of this report.. SovCap Equity Partners has sole voting power but shares dispositive power with SovCap Investment Management Group, its investment manager, with respect to the securities of the Company owned by SovCap Equity Partners.

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


Equity Compensation Plan Information


We maintain the 2004 Directors, Officers and Consultants Stock Option, Stock
Warrant and Stock Award Plan pursuant to which we may grant equity awards to eligible persons. The following table provides information as of March 31, 2006 about equity awards under this plan.




                                                  (a)                            (b)                                 (c)
                                                                                                      Number of securities remaining
            Plan category                Number of securities                                                  available for
                                           to be issued upon            Weighted-average               future issuance under equity
                                        exercise of outstanding          exercise price of                   compensation plans
                                               options,                outstanding options,                (excluding securities
                                          warrants and rights           warrants and rights               reflected in column (a))

Equity compensation plans approved
by security holders (1)                      2,695,000     2)             $     .418                             12,717,802

Equity compensation plans not                     --                            --                                     --
approved by security holders
Total                                        2,695,000                    $     .418                             12,717,802





(1) We previously maintained the New Planet Resources, Inc. Stock Incentive Plan and the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. There are no outstanding options under these plans and we intend to retire these plans.


(2) This number does not include 8,512,533 common shares issued pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and for warrants previously exercised that were granted pursuant to the 2004 Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Agreements with Executive Officers





On October 1, 2005, we entered into an executive management agreements with our President and CEO, Paul D Hamm,. Under this employment agreement, Mr. Hamm agreed to act as our President and Chief Executive Officer, as well as our interim Chief Financial Officer, The agreement is for a term of three years. As compensation for services under the consulting agreements, Mr. Hamm is entitled to receive a base salary of $6,250 per month. If the company generates revenues of $104,166.67 ($1,250,000 annualized) in any given month, Mr. Hamm's salary will be increased to $10,000 per month. In connection with their engagement by the Company, Mr. Hamm is entitled to be issued incentive stock options to purchase 1,000,000 shares of our common stock. The options will vest in increments of approximately one-third on each of the 3 anniversaries of the agreement.

Other Relationships and Related Transactions


Between August 21, 2003 and December 31, 2005, we borrowed a total of $762,800 from our largest security holder, SovCap Equity Partners, Ltd. in the form of 13 different convertible promissory notes and 3 non-convertible notes. Two of the convertible notes, totaling a principal amount of $113,000 were sold privately and converted in common shares in December 2005 and one note was sold privately and converted into common stock in March 2006. Each of the remaining convertible notes is due within 10 days of demand by SovCap. The notes are not subject to interest; however there is a repayment fee equal to the product of (i) 1.5% of the outstanding principal amount under the note and (ii) the number of 30-day periods (rounded up) that the note has been outstanding. The repayment fee is owed regardless of whether the note is prepaid in advance or becomes due upon demand or default. If we are unable to make the payments upon demand or when otherwise due, interest will also accrue on the amount owed at an annual interest rate of 12%. Each note is convertible into shares of our common stock at 75% of the average closing bid price of our common stock over the five trading days preceding the conversion. We also granted SovCap piggyback registration rights with respect to the shares of common stock issuable upon conversion of the notes, which SovCap waived in connection with our recent private placement of convertible promissory notes and warrants. As of March 31, 2006, the aggregate amount of principal and repayment premiums due upon demand under the convertible notes was $818,810.50, or approximately 1,455,663 shares of our common stock had SovCap elected to convert. The non-convertible notes also remain outstanding as of March 31, 2006.



ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated.




Exhibit     Description                                        Previously Filed as Exhibit                   File            Date
Number                                                                                                      Number        Previously
                                                                                                                            Filed

    2.1     Agreement and Plan of Merger                  Attached to the Registrant's Current Report      001-16381        9/17/02
                                                          on Form 8-K

    3.1     Certificate of Incorporation                  Exhibits 1 and 1.1 to the Registrant's           001-16381        3/01/01
                                                          Registration Statement on Form 8-A

    3.2     Amended and Restated Bylaws                   Exhibit 2 to the Registrant's Registration       001-16381        3/01/01
                                                          Statement on Form 8-A

    4.1     Form of 8.0% Senior Secured Convertible       Exhibit 4.1 to Registrant's Current Report on    001-16381        2/28/05
            Note                                          Form 8-K

    4.2     Form of Warrant                               Exhibit 4.2 to Registrant's Current Report on    001-16381        2/28/05
                                                          Form 8-K

    4.3     Form of Additional Investment Right "A"       Exhibit 10.2 to Registrant's Current Report      001-16381        2/28/05
                                                          on Form 8-K

    4.4     Form of Additional Investment Right "B"       Exhibit 10.3 to Registrant's Current Report      001-16381        2/28/05
                                                          on Form 8-K

    10.1    2004 Directors, Officers and Consultants      Exhibit 4.1 to the Registrant's Registration     333-119586       10/07/04
            Stock Option, Stock Warrant and Stock         Statement on Form S-8
            Award Plan

    10.2    2002 Directors, Officers and Consultants      Exhibit 4.1 to the Registrant's Registration     333-99371        9/10/02
            Stock Option, Stock Warrant and Stock         Statement on Form S-8
            Award Plan
    10.3    Executive Management Agreement, dated         Attached hereto
            October 1, 2005 by and between the
            Registrant and Paul D Hamm

    10.4    Form of SovCap Promissory Note (1)            Attached hereto

    10.5    Form of Securities Purchase Agreement         Exhibit 10.1 to Registrant's Current             001-16381        2/28/05
            for 8.0% Senior Secured Convertible Notes     Report on Form 8-K

    10.6    Form of Security Agreement                    Exhibit 10.4 to Registrant's Current             001-16381        2/28/05
                                                          Report on Form 8-K

    21      Company Subsidiaries                          Attached hereto

    23.1    Consent of Hein & Associates LLP              Attached hereto

    23.2    Consent of Tanner & Co.                       Attached hereto

    31      Certification pursuant to SEC Release         Attached hereto
            No. 33-8238, as adopted  pursuant to
            Section 302 of the Sarbanes-Oxley Act of
            2002

    32      Certification pursuant to 18 U.S.C.           Attached hereto
            Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act
            of 2002



                                       37

-----------------


(1) The Company made and delivered to SovCap Equity Partners, Ltd. 13 separate demand promissory notes from August 21, 2003 through September 8, 2004. Each of these demand notes used the form attached. Only the principal amounts varied. These demand notes are discussed in greater detail under Item 12. Certain Relationships and Related Transactions - Other Relationships and Related Transactions .


(b) We did not file any Current Reports on Form 8-K during the period covered by this Annual Report.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Our audit committee, pursuant to authority granted to it by our board of directors, has selected Ronald N. Silberstein CPA PLLC, certified public accountants, as independent auditors to examine our annual consolidated financial statements for our fiscal year ending December 31, 2005.

We previously engaged Hein & Associates. to audit our financial statements for the fiscal year ended December 31, 2004. We have paid or expect to pay the following fees to Ronald N. Silberstein CPA PLLC and Hein & Associates, LLP for work performed in 2005 and 2004 or attributable to the audits of our 2005 and 2004 consolidated financial statements:


                                2004             2005

Audit Fees                  $  42,415.00      $  20,000.00
Audit-Related Fees          $  0              $  0
Tax Fees                    $  3,000          $  0
All Other Fees              $  1,650.00       $  1,730.00


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


We expect Ronald N Silberstein CPA PLLC's fees for the 2005 audit to be approximately $20,000.

The board of directors has reviewed the fees paid to Hein & Associates LLP and Ronald N Silberstein CPA PLLC and has considered whether the fees paid for non-audit services are compatible with maintaining Mr. Silberstein's independence. The board of directors may additionally ratify certain de minimis services provided by the independent auditor without prior approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals, as applicable, in upcoming years.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COMPANY NAME CORPORATION


Date: April 15, 2006                        By:  /s/  Paul D. Hamm
                                               --------------------------------
                                                      Paul D. Hamm,
                                                      Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




        Signature                               Title                     Date



/s/  Paul D. Hamm                 President, Chief Executive Officer    04-15-06
-----------------------------     and Chairman (Principal Executive
     Paul D. Hamm                 Officer and acting Principal
                                  Financial and Accounting Officer)


/s/  Jerry Dunlap                 Director                              04-15-06
------------------------------
     Jerry Dunlap