Form 10QSB
period 2006-03-31
Integrated Media Holdings, Inc.
filed 2006-05-22
CIK 1084507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act



                        Commission File Number 33-119586

                         INTEGRATED MEDIA HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                        76-0600966
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or  Organization)

              10 Glenlake Parkway, Suite 130
                     Atlanta, Georgia                             30238

         (Address of Principal Executive Offices)               (Zip Code)

                                 (678) 222-3445
                (Issuer's Telephone Number, Including Area Code)

                      Endavo Media and Communications, Inc.
                                  (Former Name)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ?


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's common equity outstanding as of May 15, 2006 was 5,908,667 shares of common stock, par value $.001.

         Transitional Small Business Disclosure Format: Yes |X|  No  ?

                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                                                  Page
Item 1.   Financial  Statements
               Condensed Consolidated Unaudited Balance Sheet
                    as of March 31, 2006............................................................1
               Condensed Consolidated Unaudited Statements of Operations
                    for the Three Months ended March 31, 2006 and 2005..............................2
               Condensed Consolidated Unaudited Statements of Cash Flows
                    for the Three Months ended March 31, 2006 and 2005..............................3
               Notes to the Condensed Consolidated Unaudited Financial Statements.................. 4

Item 2.   Management's Discussion and Analysis......................................................8

Item 3.   Controls and Procedures..................................................................14

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................................15

Item 6.   Exhibits.................................................................................15

SIGNATURES


                                        3
     See accompanying notes to condensed consolidated financial statements.


PART I - FINANCIAL INFORMATION

                         ITEM 1...FINANCIAL STATEMENTS

                         INTEGRATED MEDIA HOLDINGS, INC.
                (formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                              as of March 31, 2006

                                                                                (unaudited)

               Assets
Current assets:
     Cash                                                                   $          1,434
     Deposits                                                                         16,214
                                                                           -----------------------

                  Total current assets                                                 17,648

Property and equipment, net                                                          274,256
Asset held for sale                                                                    44,746
                                                                           -----------------------

                            Total Assets                                    $       336,650
                                                                           -----------------------

-------------------------------------------------------------------------- -----------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                       $        900,340
     Accrued liabilities                                                           1,064,053
     Notes payable including related parties                                          930,977
                                                                           -----------------------

                  Total current liabilities                                        2,895,370


Stockholders' deficit:
     Preferred stock, $.001 par value; 1,000,000 shares
        authorized, 3,821,197 shares issued and outstanding                              3,821
     Common stock, $.001 par value, voting, 100,000,000 shares
        authorized, 5,908,640 shares issued and outstanding                              5,909
     Additional paid-in capital                                                 19,471,850
     Accumulated deficit                                                       (22,040,299)
                                                                           -----------------------

                  Total stockholders' deficit:                                   (2,558,719)
                                                                           -----------------------

Total liabilities and stockholders' deficit                                 $       336,650
                                                                           -----------------------

                         INTEGRATED MEDIA HOLDINGS, INC.
                (formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      for the three months ended March 31,


                                                           2006                2005
                                                   --------------------- ------------------
Total revenue                                       $            995      $        52,588

Cost of sales                                               (13,030)              (40,599)
                                                   --------------------- ------------------
                       Gross profit (loss)          $      (12,035)       $       11,989

Selling, general, and administrative expense              (647,112)          (1,617,965)
                                                   --------------------- ------------------

                       Income (loss) from
operations                                                (659,147)          (1,605,976)


Other income (expense)                                       16,780                  869
Interest (expense)                                        (239,320)             (301,396)
                                                   --------------------- ------------------

                       Net income (loss)            $    (881,687)        $ (1,906,499)

Imputed preferred stock dividend                        (1,891,493)          (1,891,493)
                                                   --------------------- ------------------

Net loss attributable to common shareholders        $  (2,773,180)        $ (3,797,922)
                                                   --------------------- ------------------

Loss per common share basic and diluted             $     ( 1.42)         $    (15.54)
                                                   --------------------- ------------------

Weighted average shares - basic and diluted             1,948,042               244,332
                                                   --------------------- ------------------


                         INTEGRATED MEDIA HOLDINGS, INC.
                (formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
                      for the three months ended March 31,

                                                                           2006               2005
                                                                     ------------------ -----------------
Cash flows from operating activities:
   Net loss                                                           $   (881,687)      $ (1,906,499)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

          Depreciation and amortization                                      21,832             14,777

          Stock issued for services and interest                            365,100            211,687
          Amortization of deferred compensation                                    -           666,895

          Amortization of unearned revenue                                         -          (19,787)

          Amortization of discount on long-term debt                        177,637            113,668
        Decrease (increase) in:

          Accounts receivable                                                     -              3,967

          Deposits and prepaid expenses                                           -           (25,000)
        Increase (decrease) in:

          Accounts payable                                                   50,395           (61,399)

          Accrued liabilities                                              177,999              38,849
                                                                     ------------------ -----------------


             Net cash used in operating activities                         (88,724)         (962,842)
                                                                     ---------------    --------------

Cash flows used in investing activities-
   Purchase of property and equipment                                       (1,300)           (69,902)
                                                                     ----------------   --------------


Cash flows from financing activities:
   Proceeds from issuance of common stock                                         -          542,517

   Proceeds from issuance of notes payable                                  86,000      -
   Proceeds on convertible short-term debt                                        -         1,425,000

   Payments on related party note                                                 -            (3,366)
   Payments on convertible long-term debt                                         -           (41,422)
                                                                     ------------------ -----------------

             Net cash provided by financing activities                      86,000        1,922,709
                                                                     -------------      -----------

             Net (decrease) increase in cash
                and cash equivalents                                        (4,024)          889,965


Cash and cash equivalents at beginning of period                              5,458              373
                                                                     ------------------ -----------------

Cash and cash equivalents at end of period                            $      1,434       $  890,338
                                                                     ----------------   -----------


                         INTEGRATED MEDIA HOLDINGS, INC.
                (formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                      for three months ended March 31, 2006


                                        6
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The financial statements reflect the consolidated results of Integrated Media Holdings, Inc. and its wholly owned subsidiaries Susquina Inc. and New Planet Resources, Inc. All material inter-company transactions have been eliminated in the consolidation.

     Reverse Stock Split. In the first quarter of 2006, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 40 that were previously owned. All share and per share amounts in prior periods have been restated to reflect the reverse stock split.

     Basis of Presentation. The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Integrated Media Holdings, Inc., (the "Company") believes that the following disclosures are adequate to make the information presented not misleading.

     These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

     Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company's financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB.

     Net Loss Per Common Share. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The earnings per common share for the three months ended March 31, 2006 and 2005 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2005. Options, warrants, convertible debt and convertible preferred stock, which if exercised or converted would require the company to issue approximately 37,356,039 shares of common stock, are not included in the diluted earnings per share calculation for March 31, 2006 and 2005, respectively, since their effect on a net loss per share calculation is anti-dilutive.

     Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period.

     Stock-Based Compensation. The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In March 2006, the Company granted 2,750,000 options to employees with an effective date of March 22, 2006. 4,399,665 options were adjusted for the reverse split that occurred on our common stock on March 13, 2006, resulting in an adjusted amount outstanding of 109,992. No options were retired during the period due to employment termination without vesting.

Pro forma net loss and loss per share presented below reflect the results of the Company for the first three months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                               Three Months
                                                              Ended March 31,
                                                           2006             2005
                                                       -------------    -------------
Pro forma impact of fair value method (FAS 148)
Net loss attributable to common shareholders           $(2,773,180)     $(3,797,922)
Less: Reduction in variable option expense                        0                0

Less: SFAS No. 148 employee compensation cost                     0                0
                                                       -------------    -------------
Pro forma net income                                    (2,773,180)      (3,797,922)

Loss per common share
Basic and Diluted as reported                          $     (1.42)     $   (15.54)

Basic and Diluted - pro forma                                (1.42)          (15.54)

Weighted average Black-Scholes fair value
Assumptions

Risk free interest rate                                          4%               NA
Expected life                                               4 years               NA
Expected volatility                                          3,000%               NA
Expected dividend yield                                           0                0


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

NOTE 3--SHORT-TERM NOTES PAYABLE

     Notes payable and convertible notes payable outstanding as of March 31, 2006 consisted of the following:

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

     The debt is convertible to common stock at a beneficial conversion rate of $4.00 per share and1,597,529 warrants to purchase common stock were issued with the noted. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005... All the Additional Investment Rights expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of September March 31, 2006, $782,774 has been amortized.


     Convertible Promissory Notes payable purchased by a private equity fund totaled $2,361,300. To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company's Series A Preferred shares or common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was converted into 491,937 shares (adjusted for reverse split), leaving $455,300 in principal amount outstanding as of March 31, 2006. The notes are due on demand and bear interest at 18% per year. The notes are convertible into the Company's common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004.
         In the first quarter ended March 31, 2006, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the amounts of $61,000 in exchange for proceeds in the amount of $51,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of March 31, 2006, a total amount of $118,500 of these Promissory Notes remains outstanding.

     On March 24, 2006, the company issued a Promissory Note in the principal amount of $25,000 to AlphaWest Capital Partners, LLC, a related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand, after May 8, 2006, non-convertible and bears an annual interest rate of 12%.

     In March 2006, the company issued Promissory Notes in the principal amount of $10,000 to an institutional investor in exchange for proceeds of the same amount. The Promissory Note bears no interest, but accrues a repayment percentage at a rate of .5% per month outstanding. The note may be converted into common stock at a rate of $8.00 per share after adjusting for the reverse split that occurred during the quarter.


NOTE 4--COMMON STOCK TRANSACTIONS


     The Company issued 4,847,540 shares of common stock for services valued at $1,242,500 in total during the three months ended March 31, 2006. The values of the consulting contracts are being amortized over the length of the contracts. For the first quarter ending March 31, 2006, we recorded $342,500 in consulting services in exchange for common stock.

     The company issued 37,724 (adjusted for reverse split) shares of common stock in exchange for legal services rendered.

     To reduce long term debt, we converted $194,500 in outstanding Promissory Notes into 491,937 (adjusted for the reverse split) shares of common stock.

NOTE 5 - SUBSEQUENT EVENTS

     During April 2006, we received purchase subscriptions for 18,000 shares of common stock for proceeds of $90,000.

     On April 20, 2006, the company changed its name from Endavo Media and Communications, Inc. to Integrated Media Holdings, Inc. by board and shareholder consent. During the same period, the company's operating subsidiary was renewed and revived in the state of Delaware and the name was changed to Endavo Media and Communications, Inc. Endavo will continue to operate as a wholly-owned subsidiary of Integrated Media Holdings, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2006, this "Management's Discussion and Analysis" should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Company and Industry Overview

Integrated Media Holdings was originally founded and incorporated in 1999 as CeriStar, Inc. by a group of technology entrepreneurs led by founder and former CEO of Iomega Corporation. On September 10, 2002, we merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company (together referred to as "Planet") in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet common stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of common stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc. The company changed its name to Endavo Media and Communications, Inc. in September 2004 to reflect its concentration on the distribution of content and services over the Internet and broadband networks. We executed a consolidation of equity capital in order to reposition the company to raise public capital. In September 2005, we consolidated operations to reduce costs while we redirected the company's business plan focus. In April 2006, we reorganized as a public holding company, changing our name to Integrated Media Holdings, Inc., in order to pursue the strategic objective of acquiring interest in broadband media and services companies, along with new business plans. Endavo now operates as a wholly owned subsidiary of Integrated Media Holdings, Inc. Endavo Media and Communications, Inc. provides digital video delivery solutions and products to owners of video and media content through Internet Protocol, or "IP," based networks.

After our September 2005 consolidation and under a newly refocused business plan in the fourth quarter of 2005 and first quarter of 2006, we began testing and launching specific new product designed to provide digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital video and programming, on behalf of content owners, to connected customers and broadband communities. Our systems reside on a national fiber (IP) backbone network, allowing us to efficiently reach consumers over the Internet and on local broadband networks through IP service providers. We call our integrated content management & distribution system, content delivery network and d-commerce platform the "EcoSystem". The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. Our content delivery platforms enable the delivery of video, audio and other services to networked personal computers, televisions and mobile devices.

Our initial content delivery products, launched commercially in late 2005, are called "EnHance" and "EnGage". EnHance provides a cost effective method for owners of web-based communities or portals to keep their users coming back to their websites by pushing DVD-quality video content directly to the desktop of each user. We target the EnHance solution toward content owners who have an existing inventory of video content or programs that has a current audience, whether radio, web or television. EnHance enables a content owner to increase or strengthen their existing viewer or listener base by cost-effectively offering programs to any broadband connected user worldwide. EnHance utilizes the latest managed peer-to-peer (P2P) distribution platform technologies, integrated into our distribution EcoSystem.
EnGage is our "Broadband TV" platform that allows content owners to deliver "channels" of video content directly to viewers who have installed a simple to use interface in their PC or Microsoft Media Center Edition PC. Once a viewer subscribes to an EnGage-delivered service, offered through Media Center or specific web portals, programs for each channel are regularly delivered to the user in full screen, DVD quality for on-demand viewing.
After initial development and testing was successfully completed in late 2005, we began marketing our EnHance and EnGage products to owners of independent film libraries, TV programs and self-produced audio and video content. During the first quarter of 2006, we developed and tested numerous web-community, online video portal and "Broadband TV" projects for prospective customers to be launched in the second and third quarters of this year.
Our business model is to generate revenues by providing managed content and services delivery over the Internet and broadband networks, technical support, d-commerce transaction processing and other specialized services. We also expect to receive "set-up" fees for initial customization and integration of our products to meet the specific needs of our content partners within their existing websites or by developing new customer interfaces. Once our core systems are in place and operational on our network, we expect to quickly accelerate revenue growth and achieve greatly improved margins as our ongoing operations are predominantly software driven. The key risk with our business plan at this point is that we may not able to deliver our current pipeline of broadband video projects for our customers, due to technological problems or limited resources, or that our customers are not able to successfully market their own content or services to a sufficient amount of targeted broadband users to produce satisfactory revenues for themselves or for us to sustain operations.

We have not achieved substantial sales since launching new products and services in late 2005 and, therefore, we are dependent on raising capital from financing resources and we will ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses. There can be no guarantee that these efforts will be successful and we offer no assurance of our financial success or economic survival.

In addition to launching new digital content delivery products and services in 2006, we also intend to develop merger and acquisition plans in order to support the company's vision and business plan and to build shareholder value. As of the date of this report, we were in discussions with two private companies that were interested in being acquired by a public company in our industry and that represent key strategic partners in our current business plan.

Recent Developments

         By majority consent, our shareholders authorized the company's Board of Directors to execute a reverse split of our outstanding common stock based on a ratio of one-for-forty (1:40). All of our outstanding options, warrants and convertible debt were also adjusted for the split, based on the terms of those individual agreements. Series A Preferred shares however were not affected by the split, pursuant to the terms of those shares in the Certificate of Designation. The record date was March 13, 2006 and the reverse split became effective after market close on Monday, March 13, 2006. Our common stock began trading on the Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Tuesday, March 14, 2006.

         Prior to the reverse split, the company asked the holders of all of our outstanding convertible notes to agree to a minimum "Alternative Conversion Price", as defined in their Securities Purchase Agreement or other agreements, in the amount of $4.00 (adjusted for reverse split). The purpose of this action was to allow our management the ability to determine the fully- diluted equity capitalization of the company to facilitate financing or possible merger with or acquisition of another operating company. All holders agreed to the proposed fixed or minimum conversion price, which will be applied for a period beginning February 22, 2006 until October 15, 2006 (180 days after the company filed its 2005 annual financial report on form 10-K).

         The results of our operations during the first quarter, ended March 31, 2006, reflect a transition period of restructuring the company and our equity and convertible debt capital and the initial launch of our new content delivery products and services continuing in the business of IP-based network and communications services.


Results of Operations

Excluding the effect of amortizing all of the previously recorded deferred revenue, our operating results showed a decrease in revenues and other areas of financial performance for the three- month period ended March 31, 2006 as compared to the same period in 2005.

                                                                               Three Months Ended March
Summary of Operations                                                                    31,
                                                                                  2006           2005
-----------------------------------------------------------------------------------------------------------
Revenues                                                                     $         995  $      52,588
Cost of sales                                                                     (13,030)         40,599
Gross profit (loss)                                                               (12,035)         11,989)
Selling, general and administrative costs                                        (647,112)     (1,617,965)
Income (loss) from operations                                                    (659,147)     (1,605,976)
Other income (expense)                                                              16,780            869
Interest (expense)                                                               (239,320)       (301,392)

Net profit (loss)                                                            $   (881,687)  $  (1,906,499)
-----------------------------------------------------------------------------=============--=============--

Our revenues decreased 98% in the three months ended March 31, 2006 compared to the same period in 2005. Our cost of revenues also increased as a percentage of our revenues in the same comparative periods from 77% to 1,300%. Selling, general and administrative costs decreased significantly during the three months ended March 31, 2006 as compared to the same period in 2005.


Revenues

Our revenues decreased to $995 in the three-month period ended March 31, 2006 from $52,588 in the same period in 2005. This decrease was mainly due to a general decline in service revenue as a result of terminating our services to residential communities in Utah during the third quarter of 2005. Although we began launching new content delivery products and services on behalf of customers in the first quarter of 2006, we did not achieve any significant monthly revenue from these projects during the quarter. Our revenue for the quarter consisted entirely of contract "set up" fees from one customer.




Cost of Revenues and Gross Margins

Our cost of revenues decreased to $13,030 in the three months ended March 31, 2006 from $40,599 in the same period in 2005, a decrease of approximately 62%. This significant decrease was the result of a decline in network installations for new residential customers in Utah and the operating costs associated with proving broadband services to existing residential customers.

Our gross margin on sales in three months ended March 31, 2006 was loss of $12,035 compared to a gross income of $11,989 in the same period in 2005. This loss in the first quarter of 2006 was primarily due to the costs associated with the development of broadband video projects for our new customers without offsetting revenues being generated from those projects during the quarter. Once we begin delivering video and services to users, on behalf of our content partners and using our new content delivery products, we expect to achieve significantly improved gross margins from revenues generated.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased significantly to $647,112 in three months ended March 31, 2006 compared to $1,617,965 in the same period in 2005. The decrease in these costs was attributable primarily to decreases in costs associated with payroll, contract labor and consulting expenses after consolidating the company's operations and personnel in the third quarter of 2005. We also reduced travel and office expenses as result of consolidation.

                                                                                    Three Months Ended March 31,
                                                                                         2006              2005
--------------------------------------------------------------------------------------------------------------------
Payroll expenses                                                                   $      115,898  $       138,202
Contract labor                                                                             13,135          385,617
Office expense                                                                              4,601           18,874
Professional services, including stock and options
Is    issued for services                                                                 423,227          929,714
Travel                                                                                     17,414           59,776
Employee benefits                                                                          10,547            5,030
Equipment expense                                                                               -           12,618
Advertising                                                                                 2,410           30,519
Rent                                                                                        6,380           21,731
Depreciation                                                                               21,832           14,777
Other                                                                                      31,668            1,107

Total                                                                              $      647,112  $     1,617,965
-----------------------------------------------------------------------------------==============--===============--

Other Income (Expense)

                                                                                     Three Months Ended March 31,
                                                                                         2006             2005
--------------------------------------------------------------------------------------------------------------------
Interest expense                                                                   $    (239,320) $      (301,392)
Other income                                                                               16,780              869
--------------------------------------------------------------------------------------------------------------------
Total                                                                              $    (222,540) $      (300,523)
-----------------------------------------------------------------------------------==============-================--

Interest expense decreased in the three-month period ended March 31, 2006 as compared to the same period in 2005 largely due to the conversion of $194,000 short-term notes payable into common stock during the first quarter of 2006.

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the first quarter ended March 31, 2006, we financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at March 31, 2006 totaled $17,648 as compared to approximately $21,000 in the prior quarter ended December 31, 2005.

We expect that certain of our liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months.

We anticipate that we will incur significantly less capital expenditures for broadband fiber and network infrastructure as a result of our new emphasis as a distributor of IP-based content and services to existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. We have also reduced our operations and SG&A costs as a result of consolidating our historical operations. Going forward, however, we anticipate that we will incur significantly more capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in operational and SG&A costs, as we accelerate the development and launch of new operations in 2006. Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity that is dependent on raising capital in order to remain in operation.

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


         (b). Reports on Form 8-K.
            On March 22, 2006, the Company filed a current report on Form 8-K in connection with a change in the Company's auditors to Ronald N Silberstein CPA PLLC.

         On March 24, 2006, the Company filed a current report on Form 8-K in connection with a new stock trading symbol (EDAV). We have since changed our symbol again to IMHI in conjunction with our corporate name change that occurred thereafter.

         On April 4, 2006, the Company filed a current report on Form 8-K in connection with reverse stock split of 1 for 40 and in connection with a change in the Company's name to Integrated Media Holdings, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED MEDIA HOLDINGS, INC.


Dated: May 22, 2006               /s/ Paul D. Hamm
                                  --------------------------------------------
                                  Paul D. Hamm
                                  Chief Executive Officer and
                                  Chief Financial Officer

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

                                  Exhibit 31

             CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY

I, Paul D. Hamm, Chief Executive Officer and acting as Chief Financial Officer of Integrated Media Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Integrated Media Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: May, 22, 2006                /s/ Paul D. Hamm
                                            ----------------------------------
                                             Paul D. Hamm
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                   Exhibit 32

                              CERTIFICATION OF THE
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            I, Paul D. Hamm, the Chief Executive Officer and acting as Chief Financial Officer of Integrated Media Holdings, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Integrated Media Holdings, Inc. on Form 10-QSB for the quarter ended March, 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Integrated Media Holdings, Inc.


        Date: May 22, 2006                 /s/ Paul D. Hamm
                                            ---------------------------------
                                            Paul D. Hamm
                                            Chief Executive Officer and
                                            Chief Financial Officer