Form 10-Q
period 2006-06-30
Integrated Media Holdings, Inc.
filed 2006-08-22
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

Commission File Number 33-119586

INTEGRATED MEDIA HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0600966 (IRS Employer Identification No.)

10 Glenlake Parkway, Suite 130 Atlanta, Georgia (Address of Principal Executive Offices)	30238 (Zip Code)

(678) 222-3445

(Issuer’s Telephone Number, Including Area Code)

Endavo Media and Communications, Inc.

(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 15, 2006 was 10,239,965 shares of common stock, par value $.001.

                Transitional Small Business Disclosure Format: Yes ☒ No ☐

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of June 30, 2006	1
Condensed Consolidated Unaudited Statements of Operations
for the Three Months and Six Months ended June 30, 2006 and 2005	2
Condensed Consolidated Unaudited Statements of Cash Flows
for the Six Months ended June 30, 2006 and 2005	3
Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	9

Item 3. Controls and Procedures	16

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	17

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

as of June 30, 2006

Assets

Current assets:
Cash	$ 66,228
Accounts receivable, net of allowance for doubtful accounts of $473	19,615
Deposits	16,214

Total current assets	102,057

Property and equipment, net	258,472
Assets held for sale	44,746

Total Assets	$ 405,275

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$ 813,987
Accrued liabilities	1,112,122
Notes payable including related parties	930,977

Total current liabilities	2,857,086

Stockholders’ deficit:
Preferred stock, $.001 par value; 1,000,000 shares
authorized, 3,821,197 shares issued and outstanding	3,821
Common stock, $.001 par value, voting, 100,000,000 shares
authorized, 6,659,640 shares issued and outstanding	6,660
Additional paid-in capital	20,583,736
Accumulated deficit	(23,046,028)

Total stockholders’ deficit:	(2,451,811)

Total liabilities and stockholders’ deficit	$ 405,275

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total revenues	$ 25,715	$ 44,664	$ 26,710	$ 97,252

Cost of sales	(6,796)	(52,666)	(19,826)	(93,265)
Reversal of variable stock options expense	0	600,000	0	453,000
Selling, general, and administrative expense	(817,037)	(985,287)	(1,464,295)	(2,456,252)

Loss from operations	(798,118)	(393,289)	(1,457,411)	(1,999,265)

Other income	24,433	13,045	41,213	13,914
Interest expense	(231,900)	(251,201)	(471,219)	(552,593)

Net loss	(1,005,585)	(631,445)	$ (1,887,417)	$ (2,537,944)

Imputed preferred stock dividend	(1,891,493)	(1,891,493)	(3,782,986)	(3,782,986)

Net loss attributable to common shareholders	$ (2,897,078)	$ (2,522,938)	$ (5,670,403)	$ (6,320,930)

Net loss per common share - basic and diluted	$ (0.47)	$ (9.48)	$ (1.39)	$ (24.76)

Weighted average shares - basic and diluted	6,211,618	266,071	4,079,830	255,261

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS

for the six months ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,887,417)	$(2,537,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,137	35,984
Stock and options issued for services	965,100	(347,294)
Amortization of deferred compensation	-	687,749
Amortization of unearned revenue	-	(26,679)
Amortization of discount on long-term debt	355,274	291,305
Gains on settlements	(32,598)	(9,300)
Decrease (increase) in:
Accounts receivable	(19,615)	(802)
Deposits and prepaid expenses	-	(28,214)
Increase (decrease) in:
Accounts payable	(35,958)	53,956
Accrued liabilities	226,068	63,026

Net cash used in operating activities	(386,009)	(1,818,213)

Cash flows used in investing activities-
Purchase of property and equipment	(4,221)	(216,971)

Cash flows from financing activities:
Proceeds from issuance of common stock	365,000	656,638
Proceeds from issuance of notes payable	86,000	-
Proceeds on convertible short-term debt	-	1,425,000
Payments on note payable	-	(2,198)
Payments on related party note	-	(5,825)
Payments on convertible long-term debt	-	(41,442)

Net cash provided by financing activities	451,000	2,032,173

Net increase (decrease) in cash
and cash equivalents	60,770	(3,011)

Cash and cash equivalents at beginning of period	5,458	373

Cash and cash equivalents at end of period	$ 66,228	$ (2,638)

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

for the six months ended June 30, 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The financial statements reflect the consolidated results of Integrated Media Holdings, Inc. and its wholly owned subsidiaries Endavo Media and Communications, Inc. (formerly Susquina, Inc.) and New Planet Resources, Inc. (non-operating) All material inter-company transactions have been eliminated in the consolidation.

Reverse Stock Split. In the first quarter of 2006, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 40 that were previously owned. All share and per share amounts in prior periods have been restated to reflect the reverse stock split.

Basis of Presentation. The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Integrated Media Holdings, Inc., (the “Company”) believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company’s financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

Net Loss Per Common Share. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The earnings per common share for the three and six months ended June 30, 2006 and 2005 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2005. Options, warrants, convertible debt and convertible preferred stock, of which if exercised or converted would require the company to issue approximately 40,068,314 shares of common stock, are not included in the diluted earnings per share calculation for June 30, 2006 and 2005, respectively, since their effect on a net loss per share calculation is anti-dilutive.

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

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

for the six months ended June 30, 2006

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the financial statements when options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In 2006, the Company accounts for stock options granted to employees under the recognition and measurement principles of SFAS No. 123R, “Accounting for Stock-Based Compensation” (revised 2004). In March 2006, the Company granted 2,750,000 options to employees with an effective date of March 22, 2006. 4,399,665 options were adjusted for the reverse split that occurred on our common stock on March 13, 2006, resulting in an adjusted amount outstanding of 109,992. No options were retired during the period due to employment termination without vesting.

Pro forma net loss and loss per share presented below reflect the results of the Company for the first three months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

	Three Months Ended June30,		Six Months Ended June30,
	2006	2005	2006	2005
Pro forma impact of fair value method (FAS 148)
Net loss attributable to common shareholders	$(2,897,078)	$(2,522,938)	$(5,670,403)	$ (6,320,930)
Less: Reduction in variable option expense	-	(600,000)	-	(453,000)

Less: SFAS No. 148 employee compensation cost	-	(165,300)	-	(409,000)
Pro forma net income	(2,897,078)	(3,288,238)	(5,670,403)	(7,182,930)

Loss per common share
Basic and Diluted as reported	$ (.47)	$ (9.48)	$ (.1.39)	$ (24.76)

Basic and Diluted - pro forma	(.47)	(12.40)	(1.39)	(28.00)

Weighted average Black-Scholes fair value assumptions

Risk free interest rate	6%	4%	6%	4%
Expected life	10 years	4 years	10 years	4 years
Expected volatility	3000%	3,000%	3000%	3,000%
Expected dividend yield	0	0	0	0

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

for the six months ended June 30, 2006

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of June 30, 2006 consisted of the following:

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

The debt is convertible to common stock at a beneficial conversion rate of $4.00 per share and1,597,529 warrants to purchase common stock were issued with the noted. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005... All the Additional Investment Rights expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of June 30, 2006, $960,411 has been amortized.

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

for the six months ended June 30, 2006

Convertible Promissory Notes payable purchased by a private equity fund totaled $2,361,300. To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company’s Series A Preferred shares or common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was converted into 491,937 shares (adjusted for reverse split), leaving $455,300 in principal amount outstanding as of June 30, 2006. The notes are due on demand and bear interest at 18% per year. The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004.

In the quarter ended March 31, 2006, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the amounts of $61,000 in exchange for proceeds in the amount of $51,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of June 30, 2006, a total amount of $118,500 of these Promissory Notes remains outstanding.

On March 24, 2006, the company issued a Promissory Note in the principal amount of $25,000 to AlphaWest Capital Partners, LLC, a related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand, after May 8, 2006, non-convertible and bears an annual interest rate of 12%.

NOTE 4—COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2006, we received purchase subscriptions for 31,000 shares of common stock for proceeds of $155,000, purchased by a non-U.S. accredited investor under Regulation S of the Securities and Exchange Act. The common stock is restricted from resale until registered or until a resale exemption is available to the holder under Regulation S or Rule 144.

The Company issued 40,000 units of common stock and warrants during the quarter ended June 30, 2006, under Regulation D of the Securities and Exchange Act, to an accredited individual for proceeds of $200,000. $20,000 of that amount was received after June 30, 2006. The units equaled 400,000 shares of common stock and 800,000 five-year warrants with an exercise price of $0.625 per share. The common stock and warrants are restricted from resale until registered or until a resale exemption is available to the holder under Rule 144.

NOTE 5 – SUBSEQUENT EVENTS

On July 17, 2006, the Company and Bidchaser Inc., a Florida corporation (“Bidchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a newly formed wholly owned subsidiary of Integrated Media will merge with and into Bidchaser and shares of capital stock of Integrated Media will be issued to the present shareholders of Bidchaser.

INTEGRATED MEDIA HOLDINGS, INC.

(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

for the six months ended June 30, 2006

In July 2006, we converted Promissory Notes in the principal amount of $10,000, purchased in March 2006 by an institutional investor in exchange for proceeds of the same amount, into 2,000 common shares. The common stock is restricted from resale until registered or until a resale exemption is available to the holder under Regulation S or Rule 144.

On July 27, 2006, our claim filed on June 18, 2004 against Parkway Crossing, Basin Digital Media and Summit Management and Development, along with David Bailey’s related claim against us filed on January, 26, 2005 (both matters explained in detail in Part II of this and previous filings), were both dismissed in the Third Judicial District Court in and for Salt Lake County, State of Utah.

In July 2006, the Company issued Promissory Notes to certain individual accredited investors in the total amounts of $860,000 in exchange for proceeds in the same amount. These Notes carry a simple interest rate of 18% per annum and are payable on demand after 180 days from the issue date or convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.50. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber as noted above.

In July 2006, the Company issued 159,700 units of common stock warrants under a Regulation D unit offering to certain accredited individual investors in exchange for cash proceeds of $798,500. Each $5.00 unit equaled 10 shares of common stock and 20 five year warrants exercisable at a 50% of the market price at the time of closing. The issued warrants are exercisable at a range of $.50-.63. We issued 1,597,000 shares of common stock and 3,194,000 warrants pursuant to this financing. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber as noted above

On August 9, 2006 the Company closed the purchase of the assets of WV Fiber LLC through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media, in exchange for $1,662,500 in cash and 4,055,448 shares of our common stock. As an additional part of the purchase price, we satisfied certain pre-petition secured claims, including principal and non-default interest, by agreeing to issue 917,486 Series A preferred shares, which are to be contributed to the company from our major shareholder as the time of issuance, and by the issuance of a Secured Promissory Note in the amount of $850,000. The Series A preferred shares and Secured Promissory Note shall only be issued to these claimants if and once their pre-petition secured claims are allowed by the Bankruptcy Court. With the exception of the Secured Promissory Note, we have received all of the assets of WV Fiber LLC on a “free and clear” basis and have begun transitioning all operations and contracts in Louros Networks effective August 9, 2006. It is our intention to change the name of Louros Networks to WV Fiber Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended June 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Company and Industry Overview

Integrated Media Holdings was originally founded and incorporated in 1999 as CeriStar, Inc. On September 10, 2002, we merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company (together referred to as “Planet”) in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet common stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of common stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed and operated as CeriStar, Inc. CeriStar was primarily in the business of network equipment sales and engineering, installation and management of local community fiber networks. CeriStar also provided telephone, Internet and cable television services over those fiber networks to residential and enterprise customers. To better reflect its concentration on the distribution of content and services over the Internet and broadband networks. the company changed its name to Endavo Media and Communications, Inc. in September 2004. At the same time we executed a consolidation of equity capital in order to reposition the company to raise public capital. After spending the late 2004 and the first half of 2005 reorganizing, divesting from the legacy business of managing local fiber networks and services, and attempting to launch a complex new business plan, we consolidated operations in September 2005 to reduce costs while we redirected the company’s business plan and our activities to focus on definable and achievable objectives as described below. In April 2006, we reorganized as a public holding company, changing our name to Integrated Media Holdings, Inc., in order to pursue the strategic objective of acquiring interest in broadband media and services companies, along with new business plans. Endavo now operates as a wholly owned subsidiary (formerly Susquina, Inc.) of Integrated Media Holdings, Inc. Endavo Media and Communications, Inc. provides digital video delivery and management solutions and platforms to owners of video and media content over the Internet and through Internet Protocol, or “IP,” based networks.

After our September 2005 consolidation and under a newly refocused business plan in the fourth quarter of 2005 and first quarter of 2006, we began testing and launching specific new products designed to provide digital content distribution and management services for content owners seeking to distribute their content online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital video and programming, on behalf of content owners, to connected customers and broadband communities. Our systems reside on a national fiber (IP) backbone network (recently purchased; see Subsequent Events), allowing us to efficiently reach consumers over the Internet and on local broadband networks through IP service providers. We call our integrated content management & distribution system, content delivery network and d-commerce platform our “EcoSystem”. The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. Our content delivery platforms enable the delivery of video, audio and other services to networked personal computers, televisions and mobile devices.

Our initial content delivery platforms, developed in late 2005 and launched commercially in 2006, are called “EnHance” and “EnGage”. EnHance provides a cost effective method for owners of web-based communities or portals to keep their users coming back to their websites by pushing DVD-quality video content directly to the desktop of each user. We target the EnHance solution toward content owners who have an existing inventory of video content or programs that has a current audience, whether radio, web or television. EnHance enables a content owner to increase or strengthen their existing viewer or listener base by cost-effectively offering programs to any broadband connected user worldwide. EnHance utilizes the latest managed peer-to-peer (P2P) distribution platform technologies, integrated into our distribution EcoSystem.

EnGage is our “Broadband TV” platform that allows content owners to deliver “channels” of video content directly to viewers who have installed a simple to use interface in their PC or Microsoft Media Center Edition PC. Once a viewer subscribes to an EnGage-delivered service, offered through Media Center or specific web portals, programs for each channel are regularly delivered to the user in full screen, DVD quality for on-demand viewing.

After initial development and testing was successfully completed in late 2005, we began marketing our EnHance and EnGage products to owners of independent film libraries, TV programs and self-produced audio and video content. During the first quarter of 2006, we developed and tested numerous web-community, online video portal and “Broadband TV” projects for prospective customers to be launched in the second and third quarters of this year. We are also planning for the launch of an IPTV and web-streaming video platform, EnVision, in the second half of 2006.

Our business model is to generate revenues by providing managed content and services delivery solutions over the Internet and broadband networks, technical support, digital commerce transaction processing and other specialized services. We also expect to receive “set-up” fees for initial customization and integration of our products to meet the specific needs of our content partners within their existing websites or by developing new customer interfaces. Once our core systems are in place and operational on our network, we expect to quickly accelerate revenue growth and achieve greatly improved margins as our ongoing operations are predominantly software driven. The key risk with our business plan at this point is that we may not able to deliver our current pipeline of broadband video projects for our customers, due to technological problems or limited resources, or that our customers are not able to successfully market their own content or services to a sufficient amount of targeted broadband users to produce satisfactory revenues for themselves or for us to sustain operations.

We have not achieved substantial sales since launching new products and services in early 2006 and, therefore, we remain completely dependent on raising capital from financing resources and we will ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses. There can be no guarantee that these efforts will be successful and we offer no assurance of our financial success or economic survival.

In addition to launching new digital content delivery products and services in 2006, we also intend to develop merger and acquisition plans in order to support the company’s vision and business plan and to build shareholder value. As of the date of this report, we have closed the purchase of a global IP network and operations from WV Fiber LLC and we have signed a definitive agreement to acquire an IT/web development and e-commerce firm, Bidchaser Inc., as noted in Subsequent Events section of this filing. Both companies are being acquire by and will be operated through wholly-owned subsidiaries of Integrated Media Holdings.

Recent Developments

By majority consent, our shareholders authorized the company’s Board of Directors to execute a reverse split of our outstanding common stock based on a ratio of one-for-forty (1:40). All of our outstanding options, warrants and convertible debt were also adjusted for the split, based on the terms of those individual agreements. Series A Preferred shares however were not affected by the split, pursuant to the terms of those shares in the Certificate of Designation. The record date was March 13, 2006 and the reverse split became effective after market close on Monday, March 13, 2006. Our common stock began trading on the Electronic Bulletin Board (OTCBB) on a split-adjusted basis on Tuesday, March 14, 2006.

Prior to the reverse split, the company asked the holders of all of our outstanding convertible notes to agree to a minimum “Alternative Conversion Price”, as defined in their Securities Purchase Agreement or other agreements, in the amount of $4.00 (adjusted for reverse split). The purpose of this action was to allow our management the ability to determine the fully- diluted equity capitalization of the company to facilitate financing or possible merger with or acquisition of another operating company. All holders agreed to the proposed fixed or minimum conversion price, which will be applied for a period beginning February 22, 2006 until October 15, 2006 (180 days after the company filed its 2005 annual financial report on form 10-K).

The results of our operations during the first quarter, ended March 31, 2006, reflect a transition period of restructuring the company and our equity and convertible debt capital and the initial launch of our new content delivery products and services continuing in the business of IP-based network and communications services.

On April 20, 2006, the company changed its name from Endavo Media and Communications, Inc. to Integrated Media Holdings, Inc. by board and shareholder consent. During the same period, the company’s operating subsidiary, Susquina, Inc., was renewed and revived in the state of Delaware and the name was changed to Endavo Media and Communications, Inc. Endavo Media and Communications, Inc. continues to operate as a wholly-owned subsidiary of Integrated Media Holdings, Inc.

On July 17, 2006 we signed a definitive Agreement and Plan of Merger and we received board approval for the acquisition of Bidchaser, Inc. through a common and Series A preferred share exchange, as noted in Subsequent Events section of this filing. We expect to close this transaction in the 3rd quarter of 2006 and for Bidchaser to operate as a wholly-owned subsidiary of Integrated Media Holdings.

On June 30, 2006 we filed a “competing bid” in the US Bankruptcy Court for the purchase of certain assets of WV Fiber LLC, our IP network partner. As noted in Subsequent Events section of this filing, we have completed the purchase of these network assets, as of the date of this report, through our newly formed subsidiary, Louros Networks, Inc. The company will continue in its business of selling backbone network transport and connectivity, as well as serve as the infrastructure for our content delivery network and content delivery platforms being launched by Endavo.

Results of Operations

Excluding the effect of amortizing all of the previously recorded deferred revenue, our operating results showed a decrease in revenues but an improvement in overall financial performance, due mainly to a significant reduction in major operational costs, for the three- and six- month period ended June 30, 2006 as compared to the same period in 2005.

Three Months Ended June 30,	Six Months Ended June 30,
Summary of Operations
	2006	2005	2006	2005

Revenues	$ 25,715	$ 44,664	$ 26,710	$ 97,252
Cost of Revenue	(6,796)	(52,666)	(19,826)	(93,265)
Gross Income (Loss)	18,919	(8,002)	6,884	3,987
Reversal of Variable Stock Options Expense	-	600,000	-	453,000
Selling, General and Administrative Costs	(817,037)	(985,287)	(1,464,295)	(2,456,252)
Operating (Loss)	(798,118)	(393,289)	(1,457,411)	(1,999,265)
Other Income (Expense)	24,433	13,045	41,213	13,914
Interest Expense	(231,900)	(251,201)	(471,219)	(552,593)

Net (Loss)	$ (1,005,585)	$ (631,445)	$ (1,887,416)	$ (2,537,944)

Our revenues decreased 42% in the three months ended June 30, 2006 compared to the same period in 2005. Our cost of revenues also decreased significantly as a percentage of our revenues in the same comparative periods from 117% to 26%. Selling, general and administrative costs increased during the three months ended June 30, 2006 as compared to the same period in 2005.

Our revenues decreased 72% in the six months ended June 30, 2006 compared to the same period in 2005. Our cost of revenues also decreased as a percentage of our revenues in the same comparative periods from 96% to 74%. Selling, general and administrative costs decreased during the three months ended June 30, 2006 as compared to the same period in 2005.

Revenues

Our revenues decreased to $25,715 in the three-month period ended June 30, 2006 from $44,464 in the same period in 2005. This decrease was mainly due to a general decline in service revenue as a result of terminating our services to residential communities in Utah during the third quarter of 2005. Although we began developing new content delivery products and services on behalf of customers in the first quarter of 2006 and we received a modest amount of initial set-up fees in the amount of $25,715 during the quarter from certain new customers, we did not achieve significant monthly contract revenue from content delivery for these customers during the second quarter.

Our revenues decreased to $26,710 in the six -month period ended June 30, 2006 from $97,252 in the same period in 2005. This decrease was mainly due the same reasons as stated above for the second quarter ended June 30, 2006. Our revenue for the half consisted entirely of contract “set up” fees in the amount of $26,710 from content customers for the development of online video projects expected to be launched in 2006. Once launched, we expect to receive monthly contract fees from our customers for content delivery, transcoding and storage of digital media, technical support and transaction processing.

Cost of Revenues and Gross Margins

Our cost of revenues decreased to $6,796 in the three months ended June 30, 2006 from $52,666 in the same period in 2005, a decrease of approximately 87% and resulting in increased gross margins during the period. Our gross margin on sales in three months ended June 30, 2006 was profit of $18,919 compared to a loss of $8,002 in the same period in 2005. Our cost of revenues decreased to $19,826 in the six months ended June 30, 2006 from $93,265 in the same period in 2005, a decrease of approximately 79% resulting in a modest increase in gross margins during the period. Our gross margin on sales in six months ended June 30, 2006 was profit of $6,884 compared to a gross income of $3,987 in the same period in 2005. This significant decrease in our cost of sales during both periods was the result of a discontinuation of network installations for new residential customers in Utah and the operating costs associated with proving broadband services to existing residential customers. The cost of sales expected to be incurred from broadband video delivery and related sales is expected to be significantly lower that what we experienced in installing fiber networks and delivering local communications services as in 2005 and during prior years. Thus, we expect our gross margins to improve as our revenues grow from the current broadband video contracts, although we can provide no assurance that we will be able to grow revenues from current contracts or that cost of sales will remain low as a percentage of sales as forecasted.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased to $817,037 in three months ended June 30, 2006 compared to $985,287 in the same period in 2005. During the six-month period ended June 30, 2006, SG&A costs decreased significantly to $1,464,295 from $2,456,252 during the same period in 2005. We significantly reduced our legal fees, payroll, contract labor, travel, equipment expense and rent during the three- and six-month periods in 2006. Our detailed SG&A expenses for the six months ended June 30 during 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005

Payroll expenses	$227,334	$460,873
Contract labor	31,952	617,795
Office expense	-	20,203
Professional services, including stock and options Is issued for services	1,053,818	983,217
Travel	33,113	139,134
Employee benefits	9,606	26,240
Equipment expense	4,763	19,794
Advertising	4,865	32,369
Rent	8,682	44,864
Depreciation	43,137	35,984
Other	72,369	75,779

Total	$1,464,295	$2,456,252

Other Income (Expense)

	Six Months Ended June 30,
	2006	2005
Interest expense	$(471,219)	$(552,593)
Other income	41,213	13,914
Total	$(430,006)	$(538,679)

Interest expense decreased in the three- and six-month period ended June 30, 2006 as compared to the same period in 2005 largely due to the conversion of $194,000 short-term notes payable into common stock during the first quarter of 2006. Other income increased during the six-month period ended June 30, 2006 due to the writing down of certain aged accounts payable due to the eliminated likelihood of collection.

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the second quarter and six months ended June 30, 2006, we financed operations through the sale of equity and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at June 30, 2006 totaled $85,611 as compared to approximately $17,648 in the prior quarter ended March 31, 2006.

We expect that certain of our liabilities listed on the balance sheet under the headings “Accounts Payable,” “Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months.

We anticipate that we will incur significantly less capital expenditures for broadband fiber and network infrastructure as a result of our new emphasis as a distributor of IP-based content and services to existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. We have also reduced our operations and SG&A costs as a result of consolidating our historical operations. Going forward, however, we anticipate that we will incur significantly more capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in operational and SG&A costs, as we accelerate the development and launch of new operations in 2006. Until we achieve substantial revenues or profitability over several quarters, we will be dependent on raising capital in order to remain in operation.

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

PART II – OTHER INFORMATION

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

On July 27, 2006, all parties to the above mentioned claims agreed to dismiss these claims against each other with prejudice as discussed in “Subsequent Events” section of this filing.

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

(b). Reports on Form 8-K.

On April 4, 2006, the Company filed a current report on Form 8-K in connection with reverse stock split of 1 for 40 and in connection with a change in the Company’s name to Integrated Media Holdings, Inc.

On July 17, 2006, Integrated Media Holdings Inc., a Delaware Corporation (“Integrated Media”) and Bidchaser Inc., a Florida corporation (“Bidchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a newly formed wholly owned subsidiary of Integrated Media will merge with and into Bidchaser and shares of capital stock of Integrated Media will be issued to the present shareholders of Bidchaser.

On the 26 th day of July, 2006 the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division approved sale of the assets of WV Fiber LLC to Integrated Media Holdings, Inc. pursuant to 11 U.S.C. 363.

On the 9th day of August, 2006 the Company closed the purchase of the assets of WV Fiber LLC through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: August 22, 2006	/s/ Paul D. Hamm
Paul D. Hamm

Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 22, 2006	/s/ Paul D. Hamm
Paul D. Hamm

Chief Executive Officer and Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF THE

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Hamm, the Chief Executive Officer and acting as Chief Financial Officer of Integrated Media Holdings, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Integrated Media Holdings, Inc. on Form 10-QSB for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Integrated Media Holdings, Inc.

Date: August 21, 2006	/s/ Paul D. Hamm
Paul D. Hamm

Chief Executive Officer and Chief Financial Officer