Form 10QSB
period 2006-09-30
Integrated Media Holdings, Inc.
filed 2006-11-20
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Endavo Media and Communications, Inc.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ྑ

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of November 15, 2006 was 14,196,483 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format: Yes ☑ No ྑ

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of September 30, 2006	1

Condensed Consolidated Unaudited Statements of Operations
for the Three Months and Nine Months ended September 30, 2006 and 2005
Condensed Consolidated Unaudited Statements of Cash Flows
for the Nine Months ended September 30, 2006 and 2005	3
Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	10

Item 3. Controls and Procedures	20

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
as of September 30, 2006

Assets

Current assets:
Cash	$ 74,853
Accounts receivable	421,831
Deposits	16,214

Total current assets	521,263

Property and equipment, net	877,024
Other assets	84,656
1,548,852

Total assets	$ 3,031,795

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 606,754
Accrued liabilities	1,258,742
Notes payable including related parties	2,518,477

Total current liabilities	4,383,973

Stockholders' deficit:
Preferred stock, $.001 par value; 1,000,000 shares
authorized, 1,696,310 shares issued and outstanding	1,696
Common stock, $.001 par value, voting, 100,000,000 shares
authorized, 14,384,690 shares issued and outstanding	14,385
Additional paid-in capital	21,991,326
Accumulated deficit	(23,359,585)

Total stockholders' deficit	(1,352,178)

Total liabilities and stockholders’ deficit	$ 3,031,795

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2005 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
			(Restated)
Total revenues	$ 567,904	$ 334,826	$ 594,614	$ 432,078

Cost of sales	(508,098)	(34,310)	(527,924)	(127,575)
Reversal of variable stock options expense	-	-	-	453,000
Selling, general, and administrative expense	1,343,549	(651,137)	(3,153,506)	(3,107,389)

Profit (loss) from operations	1,403,355	(350,621)	(3,086,816)	(2,349,886)

Other income	628,198	(1,862)	669,411	12,052
Interest expense	(239,531)	(1,044,459)	(710,750)	(1,597,052)

Net income (loss)	1,792,022	(1,396,942)	(3,128,156)	(3,934,886)

Imputed preferred stock dividend	-	(1,891,493)	0	(5,674,478)

Net income (loss) attributable to common shareholders	$ 1,792,022	$ (3,288,435)	$ (3,128,156)	$ (9,609,364)

Net income (loss) per common share - basic and diluted	$ 0.15	$ (7.60)	$ (0.47)	$ (30.40)

Weighted average shares - basic and diluted	11,966,432	432,759	6,708,697	315,078

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
for the nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$ (3,128,156)	$ (3,934,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,903	58,497
Stock and options issued for services	2,192,282	472,219
Amortization of deferred compensation	-	687,749
Amortization of unearned revenue	-	(320,899)
Amortization of discount on long-term debt	532,911	468,942
Gains on settlements	(257,010)	(9,300)
Gains on extinguishment of debt	(401,658)	-
Bad debt expense	-	1,649
Decrease (increase) in:
Accounts receivable	(58,572)	29,165
Deposits and prepaid expenses	(18,365)	(28,214)
Increase (decrease) in:
Accounts payable	105,552	282,944
Accrued liabilities	374,551	384,211

Net cash used by operating activities	(573,562)	(1,907,923)

Cash flows used in investing activities
Purchases of property and equipment	(14,541)	(221,839)
Purchase of business assets	(1,662,500)	-

Net cash used in investing activities	(1,677,041)	(221,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,286,498	754,565
Proceeds from issuance of notes payable	1,068,500	-
Proceeds on convertible short-term debt	-	1,449,500
Payments on note payable	(35,000)	(4,535)
Payments on related party note	-	(7,832)
Payments on convertible long-term debt	-	(41,442)

Net cash provided by financing activities	2,319,998	2,150,256

Net increase in cash and cash equivalents	69,395	20,494

Cash and cash equivalents at beginning of period	5,458	373

Cash and cash equivalents at end of period	$ 74,853	$ 20,867

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

Reverse Stock Split. In the first quarter of 2006, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 40 that were previously owned. All share and per share amounts in prior periods have been restated to reflect the reverse stock split. Series A Preferred shares were not affected by the split, pursuant to the terms of those shares in the Certificate of Designation, although preferred shares are not included in our per share calculations.

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

Net Loss Per Common Share. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The earnings per common share for the three and nine months ended September 30, 2006 and 2005 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2005. Options, warrants, convertible debt and convertible preferred stock, of which if exercised or converted, as of September 30, 2006, would require the company to issue approximately 19,700,000 additional shares of common stock, are not included in the diluted earnings per share calculation for quarter ended September 30, 2005 or for the nine month period ended September 30, 2006 or 2005, respectively, since their effect on a net loss per share calculation is anti-dilutive.

Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period.

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in the financial statements when options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In 2006, the Company accounts for stock options granted to employees under the recognition and measurement principles of SFAS No. 123R, “Accounting for Stock-Based Compensation” (revised 2004). In March 2006, the Company granted 2,750,000 options to employees with an effective date of March 22, 2006 and issued 100,000 options on May 18, 2006. After making an adjustment of 173,333 retired shares, 3,521,667 options were adjusted for the reverse split that occurred on our common stock on March 13, 2006, resulting in an adjusted amount outstanding of 88,042, for a total of 2,845,542 total options outstanding. 96,833 options were retired during the period due to employment termination without vesting.

Pro forma net loss and loss per share presented below reflect the results of the Company for the first three months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006 (Restated)	2005
Pro forma impact of fair value method (FAS 148)
Net loss attributable to common shareholders	$ 1,792,022	$(3,288,435)	$(3,128,156)	$(9,609,364)
Less: Reduction in variable option expense	-	-	-	(453,000)

Less: SFAS No. 148 employee compensation cost	-	(117,500)	-	(526,900)
Pro forma net income	1,792,022	(3,406,335)	(3,128,156)	(10,589,264)

Income (loss) per common share
Basic and Diluted - as reported	$ .15	$(7.60)	$(.47)	$(30.40)

Basic and Diluted - pro forma	$ .06	$ 8.00)	$ (.47)	$ (33.60)

Weighted average Black-Scholes fair value assumptions

Risk free interest rate	5%	6%	5%	6%
Expected life	10 years	3 years	10 years	3 years
Expected volatility	112%	193%	112%	192%
Expected dividend yield	0	0	0	0

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over estimated useful lives of the assets.

Restatement to Reflect Change in Accounting for Share-based Payments. Effective for the reporting periods after December 15, 2005, Companies are required to account for issuance of share-based payments in accordance with Statement of Financial Standard No. 123. This statement requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. Common stock issued for compensation or services are valued at the publicly disclosed price at the date of valuation. Expenses for 2006 have been restated to correct the valuations of the share-based compensation and we expect that the quarterly SEC filings for the periods ended March 31, 2006 and June 30, 2006 will be amended to reflect these corrections. In accordance with Standard of Financial Accounting Standards No. 154 the following changes are disclosed below:

Income Statement for the three months ended March 31, 2006:

	As Originally Reported	As Adjusted	Effect of Change
Selling, general & administrative expenses	$(647,112)	$(2,353,347)	$(1,706,235)
Net (loss)	$(2,773,180)	$(4,479,415)	$(1,706,235)
Per Share Basic	(1.42)	(2.30)	(.88)

Income Statement for the six months ended June 30, 2006:

	As Originally Reported	As Adjusted	Effect of Change
Selling, general & administrative expenses	$(1,464,295)	$(4,497,055)	$(3,032,760)
Net (loss)	$(5,670,403)	$(8,703,163)	$(3,032,760)
Per Share Basic	(1.39)	(2.13)	(.74)

The balance sheet effect of the above restatements would be to decrease stockholders’ equity at March 31 by $1,706,235 and to decrease stockholders’ equity at June 30, 2006 by $3,032,760.

NOTE 2—GOING CONCERN

The Company has a working capital deficit, a stockholders’ deficit, and recurring net losses. These factors create substantial doubt about our ability to continue as a going concern until we can achieve sustainable operations. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Until we achieve sustainable operations, the ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of September 30, 2006 consisted of the following:

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

The debt is convertible to common stock at a beneficial conversion rate of $4.00 per share and 1,597,529 warrants to purchase common stock were issued with the noted. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005. All “Additional Investment Rights” expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which is being amortized over the two year term of the notes. As of September 30, 2006, $1,138,048 has been amortized.

Convertible Promissory Notes payable purchased by SovCap Equity Partners, Ltd., a related party, have totaled $2,361,300. To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company’s Series A Preferred shares and common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was converted into 491,937 shares (adjusted for reverse split), leaving $455,300 in principal amount outstanding as of September 30, 2006. The notes are due on demand and bear interest at 18% per year. The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004.

During the quarter ended September 30, 2006, the Company issued a non-convertible Promissory Note to SovCap Equity Partners, Ltd, in the amounts of $32,500 in exchange for proceeds in the same amount of $32,500. In total, we have issued $141,000 in non-convertible promissory notes in exchange for proceeds of $131,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of September 30, 2006, a total amount of $141,000 of these Promissory Notes remained outstanding.

On March 24, 2006, the company issued a Promissory Note in the principal amount of $25,000 to AlphaWest Capital Partners, LLC, a related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand, after May 8, 2006, non-convertible and bears an annual interest rate of 12%.

On July 19, 2006, we issued promissory notes to certain individual accredited investors in the total amount of $880,000 in exchange for proceeds in the same amount. These Notes carry a simple interest rate of 15% or 18% per annum and are payable on demand after 180 days from the issue date or they are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.50. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber LLC.

On August 8, 2006, our subsidiary, WV Fiber Inc (formerly Louros Networks Inc), issued a $850,000 secured promissory note to HT Investments LLC a post-petition secured creditor of WV Fiber LLC, the company from which we completed an asset purchase. The issuance of this note was required to complete our acquisition of network assets from WV Fiber LLC. The promissory note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber Inc. 60% of the note is payable in cash and 40% of the note is payable in Series A Preferred shares of the company, unless it is unlawful for holders to accept the preferred shares. The preferred shares payable have been contributed to the company by SovCap Equity Partners, Ltd, the largest Series A Preferred shareholder. The promissory note is currently due and payable and we are working actively with the note holders to prevent foreclosure of the security agreement while we are raising private capital to pay the note. There is no guaranty that we will be able to raise sufficient capital to pay the note and, therefore, maintain the risk of foreclosure on certain assets held by WV Fiber, Inc.

On September 20, 2006, we issued a promissory note in the amount of $35,000 to a related party in exchange for cash proceeds in the same amount. The promissory note is payable after 180 days upon demand by the holder and bears a simple interest rate of 15%.

NOTE 4—COMMON STOCK TRANSACTIONS

During the quarter ended September 30, 2006, the Company issued 40,000 units of common stock and common stock warrants in a private transaction with a related party in exchange for cash proceeds received in the amount of $200,000. Each $5.00 unit issued equals 10 shares of common stock and 20 five year warrants exercisable at $.50. The common stock and warrants are restricted from resale until registered or until a resale exemption is available to the holder under Rule 144.

During the quarter ended September 30, 2006, the Company issued 166,900 units of common stock and common stock warrants under a Regulation D unit offering to certain accredited individual investors in exchange for cash proceeds received in the amount of $834,501. Each $5.00 unit equaled 10 shares of common stock and 20 five year warrants exercisable at a 50% of the market price at the time of closing. The issued warrants are exercisable at a range of $.50-.63. We issued 1,669,002 shares of common stock and 3,338,004 warrants pursuant to this financing. All warrants were exercised based on a cashless basis formula provided in the warrant agreement for an additional 1,669,002 common shares. Therefore, 3,338,004 total shares of common stock were issued pursuant to this transaction and no warrants remain outstanding. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber LLC. The common stock and warrants are restricted from resale until registered or until a resale exemption is available to the holder under Rule 144.

On August 8, 2006, the Company issued 4,055,488 shares of common stock to the estate of WV Fiber LLC for the purchase of assets and operations of WV Fiber, LLC by our subsidiary, Louros Networks, Inc., now operating as WV Fiber Inc. As of the date of this report these common shares remained in WV Fiber LLC escrow to be paid to claims against the company. The common stock and warrants are restricted from resale until registered or until a resale exemption is available to the holder under Rule 144.

NOTE 5 - SUBSEQUENT EVENTS

On October 2, 2006, we completed the merger of Bidchaser, Inc. with our wholly-owned subsidiary, BCI Acquisition Corporation, a Florida corporation. 2,122,095 common shares and 280,080 Series A Preferred shares of Integrated Media Holdings are to be exchanged for 100% of the outstanding shares of Bidchaser to complete the merger. Bidchaser, Inc. will survive the merger and will operate as a wholly-owned subsidiary of Integrated Media Holdings, Inc.

On October 23, 2006, we issued a promissory note to an offshore accredited investor in the amount of $100,000 in exchange for cash proceeds in the same amount. The Note carries a simple interest rate of 18% per annum and is payable on demand after 180 days from the issue date or can be converted at the option of the holder into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.25.

On November 14, 2006 we signed a Letter of Intent to acquire the majority interest in a new business being formed for the purpose of purchasing all of the property and assets of an operating company in the entertainment media distribution industry. The transaction is contingent upon certain conditions, including the negotiation, execution and delivery of mutually satisfactory formal agreements, including the Purchase Agreement, setting forth the precise terms and conditions upon which the transaction is to be consummated. The transaction is expected to be closed and details of the transaction and assets acquired to be announced on or around January 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended September 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

On August 8, 2006, we acquired the assets and operations of WV Fiber, LLC, as Nashville-based diversified communications services company that now operates as our wholly-owned subsidiary, WV Fiber, Inc., and provides Internet transit, network transport and content delivery services to customers over its global fiber-optic network. The acquisition is described further below in Recent Events.

Endavo Media and Communications, Inc.

Endavo Media and Communications, Inc. provides digital video delivery and management solutions and platforms to owners of video and media content over the Internet and through Internet Protocol, or “IP,” based networks.

After our September 2005 consolidation and under a newly refocused business plan in the fourth quarter of 2005 and first quarter of 2006, we began testing and launching specific new products designed to provide digital content distribution and management services for content owners seeking to distribute their content online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital video and programming, on behalf of content owners, to connected customers and broadband communities. Our systems reside on a national fiber (IP) backbone network, operated by WV Fiber, allowing us to efficiently reach consumers over the Internet and on local broadband networks through IP service providers. We call our integrated content management & distribution system, content delivery network and d-commerce platform our “EcoSystem”. The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. Our content delivery platforms enable the delivery of video, audio and other services to networked personal computers, televisions, set top boxes and mobile devices.

We developed and tested our initial content delivery solutions, EnHance and EnGage, in late 2005 and began marketing them in 2006. We began developing our IPTV and web streaming solution, EnVision, during the 3rd quarter of 2006.

EnHance. EnHance provides a cost effective method for owners of web-based communities or portals to keep their users coming back to their websites by pushing DVD-quality video content directly to the desktop of each user. We target the EnHance solution toward content owners who have an existing inventory of video content or programs that has a current audience, whether radio, web or television. EnHance enables a content owner to increase or strengthen their existing viewer or listener base by cost-effectively offering programs to any broadband connected user worldwide. EnHance utilizes the latest managed peer-to-peer (P2P) distribution platform technologies, integrated into our distribution EcoSystem.

EnGage. EnGage is our “Broadband TV” platform that allows content owners to deliver “channels” of video content directly to viewers who have installed a simple to use interface in their PC or Microsoft Media Center Edition PC. Once a viewer subscribes to an EnGage-delivered service, offered through Media Center or specific web portals, programs for each channel are regularly delivered to the user in full screen, DVD quality for on-demand viewing.

After initial development and testing was successfully completed in late 2005, we began marketing our EnHance and EnGage products to owners of independent film libraries, TV programs and self-produced audio and other video programming content. During the first quarter of 2006, we began developing and testing numerous web-community, online video portal and “Broadband TV” projects for prospective customers to be launched during 2006. We also began planning and testing for the launch of an IPTV and web-streaming video platform services.

EnVision. During the 3rd quarter of 2006, we began testing our IPTV and web streaming content delivery solution, EnVision, for certain perspective customers. We have begun down-linking specific satellite television channels into our network, encoding them into digital format and transcoding them into Window Media Video format to be played out through the Windows Media Player on a any personal computer that is connected to the streaming server through the Internet or over our network. We plan to market EnVision streaming services to content customers beginning in the 4th quarter of 2006, in addition to marketing our EnHance and EnGage on-demand solutions.

Endavo’s business model is to generate revenues by providing managed content and services delivery solutions over the Internet and broadband networks, technical support, digital commerce transaction processing and other specialized services. We also expect to receive “set-up” fees for initial customization and integration of our products to meet the specific needs of our content partners within their existing websites or by developing new customer interfaces. Once our core systems are in place and operational on our network, we expect to quickly accelerate revenue growth and achieve greatly improved margins as our ongoing operations are predominantly software driven. The key risk with our business plan at this point is that we may not able to deliver our current pipeline of broadband video projects for our customers, due to technological problems or limited resources, or that our customers are not able to successfully market their own content or services to a sufficient amount of targeted broadband users to produce satisfactory revenues for themselves or for us to sustain operations.

Endavo has not achieved substantial sales since launching new products and services in early 2006 and, therefore, we remain completely dependent on raising capital from financing resources and we will ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses.  There can be no guarantee that these efforts will be successful and we offer no assurance of our financial success or economic survival.

WV Fiber, Inc.

WV Fiber is a global fiber-optic and IP (Internet Protocol) network that provides Internet transit and network transport services to ISPs, carriers and enterprise customers. WV Fiber delivers digital content streaming, IP, VPN and Internet solutions. The company is also developing content delivery network capabilities to provide network distribution of video, music, games and downloads. We plan to use the network for continued core data services and to provide the delivery of digital media and software over IP. The WV Fiber network connects with over 400 other networks via peering agreements, encompassing the U.S., Canada, Latin America, Europe, the Middle East, Asia and the Far East.

Internet Transit. WV Fiber provides backbone Internet connectivity for ISPs and other carriers. WV Fiber is engineered to exhaust 60 to 70% of traffic locally and does not back haul the majority of its traffic across the country to only two or three exhaustion points. Our peering is very strong and designed to enhance our transit product.

Network Transport. WV Fiber’s Transport product is called “intelligent IP” and works by mapping a physical interface at a Provider Edge router onto an MPLS Label Switched Path (LSP). Native Layer 2 Protocol Data Units from Ethernet, SONET, or ATM interfaces are transmitted via the LSP on the WV Fiber Network, to the opposite side Edge router where the label is removed. The original Protocol Data Unit is then transmitted to the opposite Customer Edge router device. WV Fiber Data Transport is a fully transparent service, providing a dedicated point to point Layer 2 private line service. The customer may transparently pass any Layer 2 or Layer 3 protocol data necessary to support their application. WV Fiber built its IP Network for high performance and unparalleled reliability.

Content Delivery. Our Digital Content Delivery Services are powered by our best of breed core routers and extensive capabilities developed through experienced network professionals . Our Content Delivery Services leverage both the WV Fiber IP transport network and the many network peers throughout the world. WV Fiber's Digital Media Delivery Network enables customers to broadcast a live event at any time or on a continual basis—24 hours a day, seven days a week, without additional set up. WV Fiber's Content Delivery Services are ideal for the distribution of live content. We have radio, sports and news customer actively using our network to deploy their communications products today. Along with and other broadband or broadcast networks with our customers’ digital content and programming. Endavo Media and Communications, we have created a digital broadcast network to enable Internet-based entertainment and information communities and to reach most content delivery platforms

Network POP Locations. The following is a list of WV Fiber’s network point of presence (POP) locations worldwide:

CALIFORNIA
San Jose - Equnix
Los Angeles - Equnix
Los Angeles - CRG West
Palo Alto - PAIX
San Francisco - Wave Exchange
ILLINOIS
Chicago - Equinix
VIRGINIA
Ashburn - Equinix
GEORGIA
Atlanta - WV Fiber, Telix Bldg
WASHINGTON
Seattle - SIXX - Westin Bldg.
TEXAS
Dallas - XO Communications
INDIANA
Indianapolis - Lifeline Data Center
PENNSYLVANIA
Pittsburgh - Allegheny Center Mall
NEW YORK
New York City - AboveNet
New York City - Telix
NEVADA
Las Vegas - Switch Communications
TENNESSEE
Nashville - Level 3
Nashville - IRIS Networks
OHIO
Cincinnati - Level 3, Cincinnati Bell
Columbus - Citynet
ENGLAND
London England Telehouse North
NETHERLANDS
Amsterdam, The Netherlands - TeleCity

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

The results of our operations during the first nine months of 2006 reflect a transition period of restructuring the company and our equity and convertible debt capital and the initial launch of our new content delivery products, along with merger and acquisition plans completed in the 3rd quarter ended September 30, 2006.

On July 17, 2006 we signed a definitive Agreement and Plan of Merger and we received board approval for the acquisition of Bidchaser, Inc. through a common and Series A preferred share exchange to merge Bidchaser with BCI Acquisition Inc. a wholly owned subsidiary of Integrated Media Holdings. As noted in Subsequent Events, we closed this transaction on October 2, 2006 and Bidchaser now operates as a wholly-owned subsidiary of Integrated Media Holdings.

On August 8, 2006 the Company closed the purchase of the assets of WV Fiber LLC through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media, in exchange for $1,662,500 in cash and 4,055,448 shares of our common stock. As an additional part of the purchase price, we satisfied certain pre-petition secured claims, including principal and non-default interest, by agreeing to issue 917,486 Series A preferred shares, which were contributed to the company from our major shareholder as the time of issuance, and by the issuance of a Secured Promissory Note in the amount of $850,000. The Series A preferred shares and Secured Promissory Note shall only be issued to these claimants if and once their pre-petition secured claims are allowed by the Bankruptcy Court. With the exception of the Secured Promissory Note, we have received all of the assets of WV Fiber LLC on a “free and clear” basis and began transitioning all operations and contracts in Louros Networks effective August 9, 2006. We have changed the name of Louros Networks to WV Fiber Inc.

Results of Operations

Our operations during the quarter resulted in a significant increase in operating revenues and an improvement in overall financial performance, due mainly to the acquisition of the assets and operations by WV Fiber Inc. and a significant reduction in major operational costs for Endavo, for the three- and nine- month periods ended September 30, 2006 as compared to the same period in 2005. Approximately $294,000 of the revenues reported during the quarter ended September 30, 2005 was attributable to the complete amortization of previously recorded deferred revenue in the period due to the termination of long term contracts with residential fiber networks in Utah as a result of a change in our business plans and operations during 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summary of Operations
	2006	2005	2006 (Restated)	2005

Revenues	$ 567,904	$ 40,607	$ 594,614	$ 137,859
Deferred Revenue Recognition	-	294,219	-	294,219
Total Revenues	567,904	334,826	594,614	432,078

Cost of Revenue	(508,098)	(34,310)	(527,924)	(127,575)
Gross Income (Loss)	59,806	300,516	66,690	304,503
Reversal of Variable Stock Options Expense	-	-	-	453,000
Selling, General and Administrative Costs	1,343,549	(651,137)	(3,153,506)	(3,107,389)
Operating Income (Loss)	1,403,355	(350,621)	(3,086,816)	(2,349,886)
Other Income (Expense)	628,198	(1,862)	669,411	12,052
Interest Expense	(239,531)	(1,044,459)	(710,750)	(1,597,052)

Net Income (Loss)	$ 1,792,022	$ (1,396,942)	$ (3,128,155)	$ (3,934,886)

Our total revenues increased 70% in the three months ended September 30, 2006, compared to the same period in 2005. Excluding deferred revenue recognition in the quarter ended September 30, 2005 of $294,219, our operating revenues increased 1,299% in the three months ended September 30, 2006 compared to the same period in 2005. Our cost of revenues also increased as a percentage of our revenues in the same comparative periods from 84% to 89%, excluding deferred revenue recognition in 2005. We made a favorable adjustment in compensation expense related to an option expense restatement from the previous quarters of 2006 in the amount of $2,105,578. Excluding this unusual credit, our selling, general and administrative costs increased during the three months ended September 30, 2006 as compared to the same period in 2005 as a result of our acquisition of the operations of WV Fiber.

Our total revenues increased 38% in the nine months ended September 30, 2006 compared to the same period in 2005. Excluding the aforementioned deferred revenue recognition in the quarter ended September 30, 2005, our revenues increased 331% in the nine months ended September 30, 2006 compared to the same period in 2005. Our cost of revenues also decreased as a percentage of our revenues in the same comparative periods from 92% to 88%, after adjusting for deferred revenue recognition in 2005. We made unfavorable restatements to our compensation expenses from the first two quarters of 2006, in the amounts of $1,706,235 and $1,326,525 respectively. Excluding these options compensation adjustments, our selling, general and administrative costs decreased during the nine months ended September 30, 2006 as compared to the same period in 2005.

Revenues

Our revenues increased to $567,904 in the three-month period ended September 30, 2006 from $40,607 in the same period in 2005, excluding deferred revenue recognition in 2005. This increase was mainly due to the acquisition of the operations of WV Fiber, which generates revenue from the sale of network transport and Internet transit services over its fiber optic network. Endavo experienced general decline in service revenue in comparative periods as a result of terminating services to residential communities in Utah during the third quarter of 2005 as a part of a change in the company’s business plan. Although Endavo began developing new digital content delivery products and services for new customers in the first quarter of 2006, the company did not achieve significant monthly contract revenue from content delivery for these customers during the third quarter of 2006.

Our revenues increased to $594,614 in the nine-month period ended September 30, 2006 from $137,859 in the same period in 2005, excluding deferred revenue recognition in 2005. This increase was mainly due the acquisition of the operations of WV Fiber. Endavo revenue for the first half of 2006 consisted entirely of contract “set up” fees in the amount of $26,710 from initial content customers for the development of online video projects expected to be launched in 2006 and early 2007. Once launched, Endavo expects to receive monthly contract fees from our customers for content delivery, transcoding and storage of digital media, technical support and transaction processing.

Cost of Revenues and Gross Margins

Our cost of revenues increased to $508,098 in the three months ended September 30, 2006 from $34,310 in the same period in 2005, a increase of approximately 1380% and resulting in an increase in gross margins during the period, after adjusting for deferred revenue recognition in 2005. Our gross margin on sales in three months ended September 30, 2006 was profit of $59,806 compared to a profit of $6,297 in the same period in 2005, after adjusting for deferred revenue recognition. Our cost of revenues increased to $527,924 in the nine months ended September 30, 2006 from $127,575 in the same period in 2005, a increase of approximately 314%, but resulting in a increase in gross margins during the period. Our gross margin on sales in nine months ended September 30, 2006 was profit of $66,690 compared to a gross profit of $10,284 in the same period in 2005, after adjusting for deferred revenue. This significant increase in our cost of sales during both periods was the result of the acquisition of the network operations of WV Fiber. Endavo experienced a decrease in cost of sales as a result of the discontinuation of network installations for new residential customers in Utah and the discontinuation of operating costs associated with proving broadband services to residential customers. For Endavo, the cost of sales expected to be incurred from broadband video delivery and related sales is expected to be significantly lower that what we experienced in installing fiber networks and delivering local communications services as in 2005 and during prior years. In addition, we expect to reduce the cost of operations for WV Fiber in future periods by entering into more favorable fiber and colocation agreements at lower prices than experienced in previous contracts. Thus, we expect our gross margins to improve overall as our revenues grow from Endavo’s broadband video contracts and as we enter into new, lower cost network contracts, although we can provide no assurance that we will be able to grow revenues from current contracts or that cost of sales will remain low as a percentage of sales as forecasted.

Selling, General and Administrative Costs

Selling, general and administrative costs increased to $762,029 in three months ended September 30, 2006 compared to $651,137 in the same period in 2005, after excluding a favorable options compensation adjustment of $2,105,578. After excluding the net expense of $927,182 after restatement of options compensation in the first and second quarters of 2006 and the favorable adjustment for the third quarter of 2006, our SG&A costs decreased significantly to $2,226,324 from $3,107,389 during the nine-month period ended September 30, 2006 compared to the same period in 2005. We acquired the operations of WV Fiber, which increased our SGA from previous quarters in 2006, although we significantly reduced our legal fees, payroll, contract labor, travel, equipment expense and rent for Endavo during the three- and nine-month periods in 2006 compared to 2005. Our detailed SG&A expenses for the nine months ended September 30 during 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(Restated)

Payroll expenses	$ 1,334,042	$ 774,556
Sales commissions	19,385	-
Contract labor	66,577	761,083
Office expense	1,023	21,746
Professional services, including stock and options issued for services	1,465,174	1,061,612
Travel	43,338	179,589
Employee benefits	26,275	40,944
Equipment expense	6,181	20,695
Advertising and marketing	28,310	45,506
Rent	10,812	81,044
Depreciation	84,903	58,497
Other	67,486	62,117

Total	$ 3,153,506	$ 3,107,389

Other Income (Expense)

	Nine Months Ended September 30,
	2006	2005

Interest expense	$ (710,750)	$ (1,597,052)
Other income	669,411	12,052
Total	$ (41,339)	$ (1,585,000)

Interest expense decreased significantly in the three- and nine-month period ended September 30, 2006 as compared to the same period in 2005 largely due to the conversion of $194,000 short-term notes payable into common stock during the first quarter of 2006 and a one-time $800,000 non-cash interest charge that occurred in 2005. Other income increased during the nine-month period ended September 30, 2006 due to the periodic elimination or reduction of certain aged accounts payable based to length of time outstanding and the reduced or eliminated likelihood of payment being made considering our corporate restructure, discontinuance of certain operations and lack of any correspondence with significantly aged vendor accounts.

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the second quarter and six months ended September 30, 2006, we financed operations through the sale of equity, derivative and debt securities. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at September 30, 2006 totaled $521,263 as compared to approximately $85,611 in the prior quarter ended June 30, 2006. This increase was primarily the result of acquiring accounts receivable and cash accounts in our purchase of assets from WV Fiber LLC.

We have begun making adjustments to our Accounts Payable account as noted above and we expect that a substantial amount of our liabilities listed on the balance sheet under the headings “Accounts Payable,” “Accrued Liabilities” and “Notes Payable” may be retired by issuing common or preferred stock versus cash during the next 12 months, although we can provide no assurance that we will be successful at satisfying these liabilities with common or preferred stock.

We anticipate that we will incur significantly less capital expenditures for broadband fiber and network infrastructure as a result of our new emphasis as a distributor of IP-based content and services to existing broadband network and service providers. Historically, we built out fiber-to-the-premise networks, thereby incurring significant capital resources. Endavo has reduced its operations and SG&A costs as a result of consolidating historical operations. Going forward, however, we anticipate that Endavo will incur significantly more capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in operational and SG&A costs, as we accelerate the development and launch of new operations over the next year. Until we achieve substantial revenues or profitability over several quarters, we will remain dependent on raising capital in order to remain in operation.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings to which the Company was party were dismissed by mutual consent on July 27, 2006.

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

(b). Reports on Form 8-K.

Item 5. Other Events

Acquisition. On July 17, 2006, Integrated Media Holdings Inc., a Delaware Corporation ("Integrated Media") and Bidchaser Inc., a Florida corporation ("Bidchaser") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a newly formed wholly owned subsidiary of Integrated Media will merge with and into Bidchaser and shares of capital stock of Integrated Media will be issued to the present shareholders of Bidchaser. Under the Merger Agreement, Paul D. Hamm, President and Chief Executive Officer and Director of Integrated Media will continue as President, CEO and director of Integrated Media and Leonardo Cunha will assume the role of CEO of Bidchaser. Upon completion of the merger, there will not be a change in control of Integrated Media.

On October 24, 2006 Integrated Media Holdings, Inc. announced the merger of Bidchaser, Inc. with BCI Acquisition Corporation, a Florida corporation and wholly-owned by Integrated Media Holdings, effective October 2, 2006. 2,122,095 common shares and 280,080 Series A Preferred shares of Integrated Media Holdings were exchanged for 100% of the outstanding shares of Bidchaser to complete the merger. Bidchaser, Inc. will survive the merger and will operate as a wholly-owned subsidiary of Integrated Media Holdings.

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

Item 3.02 - UNREGISTERED SALES OF EQUITY SECURITIES

On the 23rd day of August, the Company issued Promissory Notes, dated July 19, 2006, to certain individual accredited investors in the total amounts of $860,000 in exchange for proceeds in the same amount. These Notes carry a simple interest rate of 18% per annum and are payable on demand after 180 days from the issue date or they are convertible into units consisting of common stock and warrants at a rate of one unit for every $5.00 converted. Each unit consists of 10 shares of common stock and 20 five year warrants each to purchase one share of common stock with an exercise price of the greater of 50% of the market price or $.50. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber LLC as previously disclosed.

In the 23rd day of August, the Company completed the sale of 188,700 units consisting of common stock and warrants in exchange for cash proceeds of $998,500. Each $5.00 unit consists of 10 shares of common stock and 20 five year warrants each to purchase one share of common stock exercisable at a 50% of the market price at the time of closing. The warrants are exercisable at a range of $0.50-$0.63 per share. 1,887,000 shares of common stock and 3,774,000 warrants are issued by the company pursuant to this financing. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber as previously disclosed.

All of the above securities were issued to accredited investors without registration under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Securities Act and Rule 506 thereunder.

On the 15th day of August, 2006, Integrated Media Holdings Inc., a Delaware corporation ("IMHI") issued 37,000 shares of common stock for the cash sum of $165,000.00 pursuant to the terms of the Securities Purchase Agreement dated as of April 3rd, 2006. The proceeds of this financing have been used for general working capital. The Securities were issued to non-US persons under Securities Act of 1933 in reliance on the exemption contain in Regulation S thereof.

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

The Board of Directors of Integrated Media Holdings, Inc. resolved that Peter Marcum be appointed to the Integrated Media Board of Directors effective the 22nd day August. The board has also resolved to appoint Harish Shah to the Integrated Media Board of Directors effective on the closing date of the acquisition of Bidchaser Inc. by BCI Acquisition Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: November 20, 2006      /s/ Paul D. Hamm
Paul D. Hamm
Chief Executive Officer and Chief Financial Officer