Form 10KSB
period 2006-12-31
Integrated Media Holdings, Inc.
filed 2007-05-18
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-16381
INTEGRATED MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
(formerly Endavo Media and Communications, Inc.)

Delaware	76-0600966
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, Suite 130 Atlanta, GA 30328	30328
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (678) 222-3445

Securities registered pursuant to Section 12 (b) of the Act:NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value

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

Registrant's revenues for its most recent fiscal year were approximately $1,500,000

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on the OTC Bulletin Board on May 15, 2007 was approximately $1,320,000

On May 15, 2007, there were approximately 17,000,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

This report contains trademarks and trade names that are the property of Integrated Media Holdings, Inc. and its subsidiaries, and of other companies, as indicated.

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

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Integrated Media Holdings, Inc., a Delaware corporation ("Endavo," the "Company," "we," "us" or "our"), is headquartered in Atlanta, GA. We are a holding company that develops, operates and integrates technologies and network infrastructure to form a digital broadcast network and digital asset management EcoSystem™ supporting the distribution of entertainment and media services over broadband and Internet Protocol, or “IP”, networks. Our website is www.i-mediaholdings.com. Any information contained on our website or any other websites referenced on our website or in this Annual Report are not a part of this Annual Report.

We were originally incorporated as Ceristar, Inc. in December 1999. On September 10, 2002, we entered into a merger with a subsidiary of Planet Resources, Inc., a Delaware corporation, in which Ceristar survived the merger and became a wholly owned subsidiary of Planet and all of our issued and outstanding common and preferred stock was exchanged for Planet's common stock. Accordingly, as a result of the merger, we succeeded to the ownership of Planet, which was a holding company, changed the name to CeriStar, Inc., and we continued to operate our business through Susquina, Inc., a wholly-owned subsidiary of CeriStar. Prior to the merger, Planet had no operations for two years. Subsequent to the merger, we changed our name from CeriStar to Endavo Media and Communications, Inc. in order to more accurately reflect the new direction of the Company and our operating subsidiary remained Susquina, Inc. In 2006, we changed the name of our holding company to Integrated Media Holdings, Inc. and simultaneously changed the name of our sole operating company at the time to Endavo Media and Communications, to better reflect our corporate and operating structure. Endavo Media and Communications provides digital video delivery and asset management solutions to content owners and producers.

General Business Description and Operating History

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

After our September 2005 staff reorganization and under a newly refocused business plan, Endavo began testing and launching specific new products designed to provide digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital entertainment, information and communications services, on behalf of the owners of content and applications being distributed, to connected customers and broadband communities. We primarily distribute over a national fiber (IP) backbone network to reach consumers over the Internet, local broadband networks and through IP service providers. We call our integrated content management & distribution system and content delivery network the Endavo EcoSystem(TM). The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. These platforms enable the delivery of audio and video to the PC, TV and mobile devices.

After initial development and testing was successfully completed in late 2005, Endavo began marketing our EnHance and EnGage products to owners of independent film libraries, TV shows and self-produced audio and video content. By the end of 2005, we were developing and testing numerous web-community, digital video portal and "Broadband TV" projects for prospective customers. Endavo products are described in more detail below.

On August 8, 2006 we closed the purchase of the assets of WV Fiber LLC through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media, in exchange for $1,662,500 in cash and 4,055,448 shares of our common stock. As an additional part of the purchase price, we satisfied certain pre-petition secured claims, including principal and non-default interest, by agreeing to issue 917,486 Series A preferred shares, which were contributed to the company from our major shareholder as the time of issuance, and by the issuance of a Secured Promissory Note in the amount of $850,000. The Series A preferred shares and Secured Promissory Note shall only be issued to these claimants if and once their pre-petition secured claims are allowed by the Bankruptcy Court. With the exception of the Secured Promissory Note, we have received all of the assets of WV Fiber LLC on a “free and clear” basis and began transitioning all operations and contracts in Louros Networks effective August 9, 2006. We have changed the name of Louros Networks to WV Fiber Inc.

On October 2, 2006 we closed the merger of Bidchaser, Inc. with our wholly-owned subsidiary, BCI Acquisition Corporation, and changed the name of the company to Bidchaser, Inc. Bidchaser, headquartered in Orlando, Florida, is an information technology provider that has created an online trading community where experienced as well as new online shopping enthusiasts can exchange their goods at minimum risk in elegant, simple and entertaining formats.  Bidchaser's electronic commerce engine and portal provides online merchants powerful tools to handle their reporting needs, control their inventory and manage both contact and post sale activities.

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

Our Corporate Vision and Mission

Our vision is to become a leader in the digital media/services distribution and "D-Commerce" industries. Our strategy is to help define and lead this new industry by facilitating the evolution of it by bringing together key enabling technologies and an effective and profitable distribution system that will provide a ready marketplace for digital content and services that represent clearly defined value to the consumer marketplace.

In support of our corporate vision and overall strategic positioning, our mission is to provide turnkey digital content solutions that enable managed distribution of entertainment, information and communications services to broadband consumers and enterprise customers. We leverage the characteristics of fiber networks, broadband generally and certain technologies to offer integrated service creation, delivery, accounting and management solutions that represent clearly defined value to the owners of entertainment and informative content and the digital marketplace as a whole.

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

•	Continually refine and develop our products, message and brand;

•	Make strategically sound investments; and

•	Build shareholder value through innovation, operational efficiency and financial performance.

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

Description of I-Media Subsidiaries

Endavo Media and Communications, Inc.

Endavo Media and Communications, Inc. provides digital video delivery and management solutions and platforms to owners of video and media content over the Internet and through Internet Protocol, or “IP,” based networks.

After our September 2005 consolidation and under a newly refocused business plan in the fourth quarter of 2005 and first quarter of 2006, we began testing and launching specific new products designed to provide digital content distribution and management services for content owners seeking to distribute their content online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital video and programming, on behalf of content owners, to connected customers and broadband communities. Our systems reside on a national fiber (IP) backbone network, operated by WV Fiber, allowing us to efficiently reach consumers over the Internet and on local broadband networks through IP service providers. We call our integrated content management & distribution system, content delivery network and d-commerce platform our Digital Broadcast System (DBS). The initial phase of our restructured business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and through the Windows Media Center Edition TM PC platform. Our content delivery platforms enable the delivery of video, audio and other services to networked personal computers, televisions, set top boxes and mobile devices.

Endavo has not achieved substantial sales since launching new products and services in early 2006 and, therefore, we remain dependent on raising capital from financing resources and we will ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses.  There can be no guarantee that these efforts will be successful and we offer no assurance of our financial success or economic survival.

Endavo Products and Services

We developed and tested our initial content delivery solutions, EnHance and EnGage, in late 2005 and began marketing them in 2006. We began developing our IPTV and web streaming solution, EnVision, during the 3rd quarter of 2006.

EnHance. EnHance provides a cost effective method for owners of web-based communities or portals to keep their users coming back to their websites by pushing DVD-quality video content directly to the desktop of each user. We target the EnHance solution toward content owners who have an existing inventory of video content or programs that has a current audience, whether radio, web or television. EnHance enables a content owner to increase or strengthen their existing viewer or listener base by cost-effectively offering programs to any broadband connected user worldwide. EnHance utilizes the latest managed peer-to-peer (P2P) distribution platform technologies, integrated into our digital broadcast system.

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

EnVision. During the 3rd quarter of 2006, we began testing our IPTV and web streaming content delivery solution, EnVision, for certain perspective customers. We have begun down-linking specific satellite television channels into our network, encoding them into digital format and transcoding them into Window Media Video format to be played out through the Windows Media Player on a any personal computer that is connected to the streaming server through the Internet or over our network. We began marketing EnVision streaming services to content customers beginning in the 4th quarter of 2006, in addition to marketing our EnHance and EnGage on-demand solutions.

The Endavo Digital Broadcast System (DBS). Endavo enables digital content and services to be distributed all the way down to the end-user PC or enabled device directly, via delivery portals and broadband Internet connections, or through entirely managed community networks controlled by local network service providers. We have pulled together all the service delivery, management and accounting components necessary to provide an end-to-end, "trusted" digital media distribution system that guarantees delivery, QoS and accountability all the way up and down the value chain - from content to consumers.

Endavo's integrated content and services management and distribution solution is comprised of the following basic components to create an Digital Broadcast System for digital content and services delivery:

•
The Delivery Platforms - An integrated set of content and service delivery platforms used to translate all content and applications into common signals so they all can be transmitted together over a single IP network and delivered to common end-user devices, such as the PC or Media Center.

•
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

•
The Endavo Media Management System (EMMS) - An integrated digital asset management and accounting framework allows Endavo customers to preside over their entire inventory of digital content, bill for the services, secure and control access to content, and provide customer support. This system also provides remote management capabilities for the content and service provider.

•
Connected Networks, Platforms and Devices - Endavo continuously seeks out and partners with hardware and device partners that provide the devices necessary to make network matter for consumers. Appropriate connected devices in a home network environment, or even mobile, allow subscribers to seamlessly manage and access content - including music, photos, TV, and video (movies and self-created), surf the Internet and communicate from a central PC or server .

•
A unique characteristic of Endavo's network will be the capability to use a peer-to-peer system or flash streaming to deliver content, in addition to unicast streaming, to create significant bandwidth efficiencies within an on-demand environment.

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

Content Delivery. WV Fiber’s Content Delivery Services are powered by best of breed core routers and extensive capabilities developed through experienced network professionals. Our Content Delivery Services leverage both the WV Fiber IP transport network and the many network peers throughout the world. WV Fiber's Digital Media Delivery Network enables customers to broadcast a live event at any time or on a continual basis—24 hours a day, seven days a week, without additional set up. WV Fiber's Content Delivery Services are ideal for the distribution of live content. We have radio, sports and news customer actively using our network to deploy their communications products today. Along with and other broadband or broadcast networks with our customers’ digital content and programming. Endavo Media and Communications, we have created a digital broadcast network to enable Internet-based entertainment and information communities and to reach most content delivery platforms

Network POP Locations. The following is a list of WV Fiber’s network point of presence (POP) locations worldwide:

CALIFORNIA
San Jose - Equnix
Los Angeles - Equnix
Los Angeles - CRG West
Palo Alto - PAIX
San Francisco - Wave Exchange
ILLINOIS
Chicago - Equinix
VIRGINIA
Ashburn - Equinix
GEORGIA
Atlanta - WV Fiber, Telix Bldg
WASHINGTON
Seattle - SIXX - Westin Bldg.
TEXAS
Dallas - XO Communications
INDIANA
Indianapolis - Lifeline Data Center

PENNSYLVANIA
Pittsburgh - Allegheny Center Mall
NEW YORK
New York City - AboveNet
New York City - Telix
NEVADA
Las Vegas - Switch Communications
TENNESSEE
Nashville - Level 3
Nashville - IRIS Networks
OHIO
Cincinnati - Level 3, Cincinnati Bell
Columbus - Citynet
ENGLAND
London England Telehouse North
NETHERLANDS
Amsterdam, The Netherlands - TeleCity

As noted in Subsequent Events section of this filing, we have sold WV Fiber to Ultra Global Investments for approximately $3,900,000. We received $200,000 cash and have retired $2,500,000 in short term debt and will retire approximately 8,000,000 of our common stock and derivatives. Endavo has also entered into a network and facility contract with WV Fiber for low cost network connectivity (bandwidth) and rack space on the WV Fiber network over the next 3.5 years. This contract is an important component of the sale as it provides Endavo with a cost-effective network environment to launch and develop its digital media delivery systems and business plan for the next few years.

Bidchaser Inc.

Bidchaser, Inc., with headquarters in Orlando, Florida, operates software development and media acquisition offices in Baroda, Pune and Mumbai, India. Bidchaser develops state-of-the-art online trading models and merchant/shopping portals. Bidchaser's user-friendly portals and websites create and enable members of specific online communities to effortlessly exchange goods, media and ideas through a variety of entertaining formats including: subscription media channels, online video festivals, auction and fixed-style electronic commerce portals, e-commerce storefronts and microsites, and through the unique and innovative "Gift Shoppe", where buyers can search for items based on the recipient's interests, occupation or personality.

QSHOPNOW and QBIDNOW are person-to-person online auctions and fixed price online e-commerce markets which offer its members the opportunity to buy or sell their physical goods. QShopNow is an entertaining trading site that is available to merchants and shoppers 24 hours a day, 7 days a week. Merchants are able to manage and market their inventory of goods for sale in real time through the backend management portal. QshopNow's user-friendly website enables members to effortlessly browse through or list items in a variety of different entertaining formats: auction-style, fixed price, e-commerce storefront and through our unique and innovative "Gift Shoppe" system, where buyers can search for specific items and gift ideas, based on the recipient's interests, occupation or personality.

QShopNow has also incorporated into its site many other features to better service its members, such as community-building chat boards, an easy-to-use bulk loader, to facilitate the listing of items on the site, and a complete e-commerce Storefront package, designed specially to provide small and large companies a quick and easy way to sell or liquidate their excess inventory. QShopNow is redefining the concept of online buying and selling through the powerful combination of its state-of-the-art website and the most user-friendly customer service on the web.

We are also considering the development and launch of other market-specific online merchant portals through Bidchaser, including services that target Indian consumer markets, such as consumer good, travel, art, entertainment, and web design services. Whether or not we decide to launch and directly market QSHONOW and other new Bidchaser online merchant and shopping portals, we are developing plans to integrate Bidchaser’s e-commerce technology and expertise into Endavo’s digital media delivery and d-commerce business plan. We believe that many of Endavo’s content customers will want to include e-commerce into their online communities to support the sale of physical goods, as well as digital media and entertainment. Depending on early results from our marketing efforts for QSHOPNOW and other Bidchaser portals, we may decide to discontinue those marketing efforts in the future and dedicate Bidchaser’s organization and technology to supporting Endavo customers as a value-added component of our overall services offering and business plan.

Internet and Network Services Industry Overview

Competition

The industry for telecommunications and broadband is very large and competitive. We face significant competition from larger, better-capitalized companies, as well as emerging companies, that operate and/or own broadband infrastructure in our target markets. We may compete directly with fiber networks, cable and satellite television providers, content delivery networks, traditional local exchange carriers, ISPs and content delivery platforms. Many of these established companies have resources greater than ours and are direct competitors. We believe that we initially compete favorably with these and other entities in the smaller markets on the basis of diversity of products, distribution technology, systems support and quality assurance. Our prices are expected to be generally lower and/or will include more features, thereby offering what we believe to be a better value package. In addition, our market emphasis permits us to make these advanced services available in underserved markets. However, we cannot provide any assurance that our efforts will be successful in overcoming the efforts of our competition.

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

We were previously licensed as a Competitive Local Exchange Carrier, or "CLEC," with the Utah Public Utility Commission under certificate number 2389, but we do not offer traditional CLEC service. We have no renewed our CLEC license since 2005 and do not presently intend to pursue any such additional CLEC licenses.

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

Employees

As of December 31, 2006, we and our subsidiaries had 12 employees and 4 independent contractors. All of our employees are full-time. Of our 12 employees, 9 are in service operations and 3 are in general administration. Of our 4 independent contractors, two provide sales and marketing services on a month-to-month basis and 2 provide technical engineering services. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be generally good.

ITEM 2. DESCRIPTION OF PROPERTY

Integrated Media Holdings and Endavo Media have corporate headquarters in Atlanta, GA, where we lease executive office space. Endavo also leases office space in Orlando, FL, where its operations and employees are located. Endavo’s network operations are conducted from a data center facility in Atlanta, GA, operated by WV Fiber. WV Fiber is headquartered in Nashville, TN, where the company leases office space. WV Fiber also sub-leases office space for a sales office in Marietta, GA. WV Fiber also leases network collocation facilities across the US and in London and Amsterdam as described above. Bidchaser is headquartered in Orlando, FL, where the company leases office space, and has leased offices in Mumbai, Pune and Baroda, India. We believe that our facilities are adequate to meet our requirements at this time, but may plan to expand office space in Atlanta during 2007, as we expand our operations and organization.

ITEM 3. LEGAL PROCEEDINGS

None, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock now trades publicly on the OTC Bulletin Board under the symbol "IMHI". Previous to March 13, 2006, our common stock traded under the symbol "EDVO". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

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

Fiscal Year	Quarter Ended	High	Low
2005	March 31, 2005*	$64.40	$43.20
	June 30, 2005*	$55.60	$5.00
	September 30, 2005*	$6.80	$3.00
	December 31, 2005*	$4.40	$2.00
2006	March 31, 2006*	$2.20	$0.25
	June 30, 2006	$2.09	$0.30
	September 30, 2006	$1.30	$0.36
	December 31, 2006	$0.65	$0.35

* On March 22, 2006, the Company effected a 1-for-40 reverse stock split. All prices in this table have been adjusted for the reverse split as if the split had occurred on January 1, 2005. For a more detailed discussion of this reverse stock split see Item 6, Management's Discussion and Analysis - Recent Developments.

Holders of Record

On December 31, 2006, there were approximately 1,700 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

Sales of Unregistered Securities

All sales of unregistered common stock that occurred in 2006 has been previously reported in our public filings with the Securities and Exchange Commission and is described in detail in Management' Discussion and Analysis below.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2006, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of voice, video and data services and IP open standard architecture and maintain and grow existing marketing capacity; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of its new emphasis as a distributor of IP-based content and services to existing broadband network and service providers; (v) anticipation that it will incur significantly more capital expenditures as it expects to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over its network or the network of its partners; (vi) anticipation of acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures; and (vii) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and launch of new operations in 2007.

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

Executive Overview

During the first and second quarters of 2006, we focused primarily on restructuring our balance sheet and capitalization in order to position ourselves to attract equity capital in order to launch new content delivery products and to develop and execute a strategy to acquire other assets and companies that complement our business. The key challenge for us in executing these activities was lack of capital and the deterioration of our public share value to support new investment capital. In order to better position the company to attract new capital, we needed to restructure the public company to support potential acquisitions and/or mergers and we needed to begin showing significant signs that we could grow the businesses already owned, namely Endavo Media and Communications, Inc. In March 2006, we contracted with a group of consultants in exchange for 4.8 million common shares to assist us with the restructuring of our public company, marketing, strategic partnerships and general business development. This restructure provided us with the ability to raise a relatively small, yet sufficient, amount of capital to continue our operations and to execute our merger and acquisition plans

There are certain to be other many other issues that will emerge that will require our attention and ingenuity if we are to be successful in delivering digital content, information and communications in a very competitive industry, especially as a small company with continuing losses. These may include potential challenges related to our business such as digital rights management, or "DRM," possible franchise rights for distributing video locally, state and federal regulatory issues and issues related to the taxation of Internet services. We will confront our challenges as they emerge and look ahead to try to forecast upcoming challenges. Overall, we believe that we are currently ahead of the market in terms of our vision of "convergence" and that we have a unique window of opportunity to establish ourselves as a leader in the Internet media market in with our unique solution that delivers integrated digital distribution and content management services to wide array of customers

Some of our key positive attributes are our small size, our relationships with specific content owners who want to use our new products and services and relationships with network and equipment providers that can both support our expansion plans and use the content we are distributing on behalf of our customers. Being a small company means that our planned changes in the strategy can quickly make meaningful impact on results without a major overhaul if we are successful in implementation.

 Recent Developments

Agreements

In August 2006, we formed a new subsidiary, Louros Networks, Inc., in Delaware for the purpose of executing an Asset Purchase Agreement to acquire all of the assets and operations of WV Fiber LLC.

Summary of WV Fiber Asset Purchase and Share Exchange Terms:

Purchase Price	$1,662,500 cash and 4,055,448 shares of IMHI common stock
Founder Debt Satisfaction
As an additional part of the purchase price, IMHI SUB will satisfy the pre-petition secured claim of HT Investments, LLC, including principal and non-default interest by the payment of cash of an amount not to exceed $850,000 (the “HT Payment”).

Further, IMHI SUB will satisfy all other pre-petition secured claims, if any, that may be allowed to Wilhagen Ventures, Peter Marcum, Thomas Lunn, Fred Filsooth, Broadband Concepts and any spouses, insiders, affiliates, subsidiaries, successors or assigns of the foregoing (referred to as the “Founders” and their secured claims, if any, being referred to as “Founder Debt”) with consent of the holders of such claims or by final order of the Bankruptcy Court and in accordance with the Share Exchange Terms described herein below.

Shares Exchanged:
IMHI and owners of Founder Debt will agree to convert all amounts outstanding to 917,486 shares of Series A Preferred shares (the “Preferred Shares”), on a prorated basis, in exchange for payment of secured Founder Debt allowed by the Bankruptcy Court. (Each Preferred Share is convertible into 9.6 common shares.) The Preferred Shares shall be issued, pro rata, to any pre-petition secured claim that may be allowed by the Bankruptcy Court, but shall not be issued to any such claim evidencing Founder Debt as may not be allowed as secured. In the event that no Founder Debt is allowed as secured by a final order of the Bankruptcy Court, the Preferred Shares shall not be issued and the Company shall have no obligation to issue Preferred Shares to any person or entity.

On October 2, 2006 we completed the merger of Bidchaser, Inc. with BCI Acquisition Corporation, a Florida corporation and wholly-owned by Integrated Media Holdings. 2,122,095 common shares and 280,080 Series A Preferred shares of Integrated Media Holdings were exchanged for 100% of the outstanding shares of Bidchaser to complete the merger. Bidchaser, Inc. survived the merger and began operating as a wholly-owned subsidiary of Integrated Media Holdings.

Private Placement Offerings

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

On the 15th day of August, 2006, Integrated Media Holdings Inc., a Delaware corporation (“IMHI”) issued 37,000 shares of common stock for the cash sum of $165,000.00 pursuant to the terms of the Securities Purchase Agreement dated as of April 3rd, 2006. The proceeds of this financing have been used for general working capital.

On the 23rd day of August, the Company issued Promissory Notes, dated July 19, 2006, to certain individual accredited investors in the total amounts of $885,000 in exchange for proceeds in the same amount. These Notes carry a simple interest rate of 15-18% per annum and are payable on demand after 180 days from the issue date or they are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.50. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber LLC.

In the 23rd day of August, the Company completed the sale of 149,900 units of common stock warrants under a Regulation D unit offering to certain accredited individual investors in exchange for cash proceeds of $749,501. Each $5.00 unit equaled 10 shares of common stock and 20 five year warrants exercisable at a 50% of the market price at the time of closing. The issued warrants are exercisable at a range of $.50-.63. 1,499.002 shares of common stock and 2,998,004 warrants are to be issued by the company pursuant to this financing. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber. All warrants issued pursuant to this private placement were exercised in full on a cashless basis, resulting in a total amount of common stock issued pursuant to this transaction of 2,998,004.

On the 23rd day of October, the Company issued Promissory Notes to an offshore institutional investors in the total amount of $100,000 in exchange for proceeds in the same amount. This Note carries a simple interest rate of 18% per annum and are payable on demand after 180 days from the issue date or they are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.25.

No underwriting discounts or commissions were paid by the Company in connection with any of these transactions. The common stock transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation S or Regulation D promulgated thereunder. The Company relied, as applicable, upon the representations made by the purchasers of such securities in determining that such exemptions were available.

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

Results of Operations

Our operating results showed a increase in revenues and overall improved financial performance for the year ended 2006.

Summary of Operations
	2006	2005

Revenues	$ 1,504,000	$ 434,000
Cost of Revenue	(1,464,000)	(131,000)
Gross Income (Loss)	40,000	303,000
Selling, general, and administrative costs	(5,901,000)	(2,840,000)
Operating (Loss)	(5,861,000)	(2,537,000)
Other income (expense)	1,150,000	(3,000)
Interest expense	(1,002,000)	(1,840,000)

Net loss	(5,713,000)	(4,380,000)

Our revenues increased 246% in 2006 compared to 2005. At the same time, our cost of revenues increased by 1017 % and increased as a percentage of revenue to 97% in 2006 compared to 30% in 2005. Selling, general and administrative costs increased as a percentage of revenues in 2006 as compared to 2005, resulting in a increase of 131% in our operating loss in 2006.

Revenues

Our revenues increased to $1,505,000 in 2006 from $434,000 in 2005. This was due in large part to the acquisition of the operations of WV Fiber LLC in August 2006 and Bidchaser Inc. in October 2006. WV Fiber contributed $1,411,000 in revenues for us since August8, 2006. Bidchaser Inc. contributed $45,000 in 2006. Without WV Fiber and Bidchaser, the company would have generated $48,000 in revenues in 2006, as Endavo media continued to develop its products throughout most of the year, generating mostly set up fees from initial customers.

Cost of Revenues and Gross Margins

Our cost of revenues increased to $1,464,000 in 2006 from $131,000 in 2005, an increase of 1018%. This was the result of the acquisition of the operations of WV Fiber, which had cost of sales $1,433,000. WV Fiber’s cost of sales is represented primarily fiber network and data center facility costs associated with operating its network. Endavo expended $31,000 in 2006 as cost of sales, which consisted entirely of software and website development costs for setting up new customers.

Our gross margin on sales in 2006 was $40,000 compared to a gross margin of $303,000 in 2005. This decrease in our gross margin was primarily due low gross margins generated by WV Fiber, as a percentage of the majority of our sales, and the general decrease in sales from the company outside of WV Fiber.

Selling, General and Administrative Costs

Selling, general and administrative costs increased to $5,901,000 in 2006 compared to $2,838,000 in 2005. These costs increased primarily due to a significant increase in payroll expenses from $833,000 in 2005 to $3,456,000 in 2006 and the increase in professional services expense from $620,000 in 2005 to $1,724,000 in 2006. We also experienced an increase in depreciation. These increases in costs were partially offset by a significant decrease in contract labor and travel expenses in 2006 over 2005.

Selling, General and Administrative
	2006	2005
Payroll Expenses	$ 3,456,000	$ 833,000
Sales Commissions	55,000	-
Contract Labor	144,000	805,000
Office Expense	2,000	39,000
Professional services, including stock and options issued for services	1,724,000	620,000
Travel	51,000	183,000
Bad Debt	22,000	(2,000)
Employee benefits	42,000	65,000
Equipment expense	12,000	21,000
Advertising and marketing	64,000	30,000
Rent	18,000	90,000
Depreciation	147,000	78,000
Other	164,000	76,000

Total	$ 5,901,000	$ 2,838,000

Other Income (Expense)
	2006	2005

Interest Expense	$ (1,002,000)	$ (1,840,000)
Other income	1,150,000	(3,000)
Total	$ 148,000	$ (1,843,000)

Liquidity and Capital Resources

During 2006, we restructured our company in order to better position ourselves to make acquisitions that would bring revenue and cash flow to the company, while also continuing to pursue our organic growth plan with Endavo Media, as described herein. We acquired 2 companies in 2006, one of which (WV Fiber) produced significantly more revenues than we had prior to the acquisition. However, WV Fiber did not generate sufficient gross margins to fund its own operations entirely or to contribute to the operations of the our other companies, including Integrated Media. As such, we continue to experience operating losses and, therefore, rely upon best-efforts third party funding from individual accredited and institutional investors. We did not have any significant credit facilities available with financial institutions or other third parties at the end of the year. During 2006, we financed operations through the sale of equity and debt securities. Though we have been somewhat successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets for 2006 approximately totaled $628,000 as compared to $21,000 reported for 2005. During 2006, we received net proceeds of $2,099,501through the issuance of convertible promissory notes, through the exercise of common stock warrants and the sale of common stock.

As result of the sale of WV Fiber, which occurred after December 31, 2006 as discussed in Subsequent Events section of this report, we anticipate that we will incur significantly less operating expenses in 2007. We anticipate Endavo’s emphasis as a distributor of IP-based video content and services to online consumers and existing broadband network and service providers to require much less cash than we required in 2006. Endavo’s operating costs are significantly lower than those of WV Fiber, thus we anticipate being able to reach an operating profit with far less revenue without owning WV Fiber. Moreover, much of the development costs associated with the creation and development of Endavo’s content delivery products are now behind us. However, until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity. Going forward, we may incur significantly more capital expenditures if we need to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We also anticipate some increase in operational and SG&A costs, as we accelerate the expansion of our operations in 2007 as planned.

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

In their report for our most recent fiscal year, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2006 in the amount of approximately $5,713,000 and a loss for the year ended December 31, 2005 in the amount of approximately $4,380,000. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we do not continue as a going concern, stockholders may lose their entire investment.

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

We may not be able to successfully deliver existing or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for voice, video and data services.

The opportunity for digital content and services delivery over the Internet and broadband is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing and evaluating technologies and applications associated with video and data services over the Internet and IP networks; developing applications to enhance customers' experiences; and researching and testing technologies used to deliver digital media and broadband services, among others. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues.

We may not be able to successfully implement our digital media distribution and network strategy, which could adversely affect our ability to grow or sustain revenues and our profitability.

The ability to deliver digital content and services to and online consumers and other networks and platforms is critical to the success of our business plans. One component of our strategy for increasing our broadband customer base and revenues is to ensure we can cost-effectively purchase wholesale broadband access. We have done this primarily by acquiring and partnering with WV Fiber, an IP/MPLS network services company, thus significantly reducing our upfront transport costs. While we believe cost reductions associated with the delivery of our services over our partner's network will contribute positively to overall operating profit margins, our profitability would be adversely affected if we are unable to continue to manage and reduce recurring transport costs associated with the delivery of our services and costs incurred to add new broadband customers.

Competitive product, price or marketing pressures could cause us to lose existing customers, or may cause us to reduce our prices for our services, which could adversely impact our revenues.

The Internet and network services industry is intensely competitive. Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources, as well as greater experience in the industry than we have. The particular solutions our product lines address can also be addressed by video and data services by our competitors. Many of these alternatives are widely accepted by potential customers and have a long history of use. Competitors have used and may continue to use aggressive marketing efforts, including significantly discounting the retail price of their services to attract new subscribers. There can be no assurance that in response to these marketing efforts we will not experience increased churn with respect to these services. Increased churn rates indicate customers are discontinuing services, which result in a decrease in our customer base and adversely impacts our revenue. If any of these possibilities occur, it may adversely impact our revenue and subscribers we are able to add. Competition may additionally result in price reductions, reduced gross margins and loss of market share.

Our service offerings may fail to be competitive with existing and new competitors.

Current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•	Content delivery networks and platforms, such as Akamai, Brightcove and Limelight Networks

•	Online content and service companies, such as Yahoo! and Google, who continue to expand their service offerings and acquire companies who compete with us; and

•	Large content owners, studios and broadcasting companies, such as ABC and Blockbuster, who are developing their own online video platforms.

Competition is likely to continue increasing, particularly as large diversified content delivery networks continue to expand video and data services and content/media owners decide to do it themselves. Diversified competitors may continue to bundle other content, services and products with Internet access services, potentially placing us at a significant competitive disadvantage.

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

Natural disaster or other catastrophic event. Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party providers are protected against damage from fire, flood, hurricane, earthquakes, power loss, telecommunications failures, break-ins, acts of war or terrorism and similar events. We have technology centers in the U.S. that contain a significant portion of our computer and electronic equipment. These technology centers host and manage our voice, video and data services. Despite precautions taken by us, a natural disaster or other unanticipated problem that impacts our locations could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on our ability to provide services to our subscribers and, in turn, on our business, financial condition and results of operations.

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

•	divert management's attention from our business;

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

Changes in general economic conditions that affect demand for our voice, video and data services could adversely affect our revenues. While the number of subscribers has been rising, the infrastructure may not expand fast enough to meet the increased levels of demand. If use of the voice, video and data services as a medium for commerce declines or grows at a slower rate than we anticipate, our revenues could be lower than expected and our business could be harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2007 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet is characterized by:

•	rapid technological change;

•	changes in advertiser and user requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

•	In order to compete successfully in the future, we must

•	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

•	license, develop or acquire technologies useful in our business on a timely basis; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

On February 22, 2005, we completed a financing in which we issued a total of $1.425 million principal amount of 8% senior secured convertible notes due February 22, 2007. The notes entitle the holders to convert principal and unpaid interest of $197,705 into shares of our common stock at a current rate of $0.38 per share, as of December 31, 2006, for a total of 4,270,279 our common stock. As required under the terms of those transactions, we were required to file a registration statement with the United States Securities and Exchange Commission under which the investors may resell to the public common stock acquired upon the conversion of the Notes. We filed a SB-2 registration statement in April 2005, which was declared effective in May 2005. However, that registration statement can no longer be relied upon for resale. The senior secured convertible noteholders may be able to rely on Rule 144 as an exemption from registration for resale of common stock. The notes matured on February 22, 2007, giving holders the right to demand payment in cash or shares of our common stock, at the holders’ discretion. As of the date of this filing, we have not received notice for payment or of default from any of the noteholders. However, we could receive notice of payment from any of the holders at any time. If we are not able to make payment in cash upon demand and if the holder does not accept payment in shares of our common stock, then we will be in default of these notes. Under default, holders would have the right to pursue remedy by legal claim, including under bankruptcy law, since these notes are secured by the general assets of the company under a filed UCC-1, as described further below.

The large number of shares underlying the derivative securities we issued in past private placements may be available for future sale. Depending upon market liquidity at the time, a sale of a significant amount of shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock underlying our convertible notes and other derivatives, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of common stock upon the conversion or exercise of outstanding convertible notes and other derivative securities will dilute our stockholders' percentage of ownership and may put downward pressure on our common stock price. Many of our outstanding convertible securities are convertible at any time at the option of the holder into shares of our common stock at various conversion prices.

We also expect to pay or will accrue 8% annual interest on our outstanding convertible notes. This will further dilute our stockholders ownership and may put additional downward pricing pressure on our common stock price.

All of our material assets have been pledged as collateral for the $1,425,000 in principal amount of the senior secured convertible notes, dated February 22, 2005. In addition to the security interest in our assets, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we may be required to pay principal and other charges on the promissory notes when due and we pay interest semi-annually in arrears beginning June 30, 2005;

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

•
we did not achieve revenues of at least $4,000,000 for calendar year 2005, therefore the conversion price of the promissory notes were to be adjusted to 85% of the volume weighted average closing market price of the common stock on the over-the-counter bulletin board for the 20 trading days prior to six-month anniversary of the release of the calendar 2005 financial statements, but in no event higher than the initial conversion price of $.892. The holders agreed on February 22, 2006 to accept a maximum conversion price of $4.00 (adjusted for reverse split) until October 22, 2008. On October 23, 2006, the conversion price adjusted to $0.38. The conversion price is also subject to adjustment upon the occurrence of certain specified events, including stock dividends and stock splits, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset, mergers or consolidations, or certain issuances of common stock at a price below the initial conversion price of $0.38 per share, subject to adjustment as set forth above;

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

The promissory notes were due and payable upon demand on February 22, 2007. In addition, any event of default as described in the promissory notes could require the early repayment of the notes including a default interest rate of 18% on the outstanding principal balance of the promissory notes if the default is not cured with the specified grace period. We anticipate that the full amount of the promissory notes, together with accrued interest will be converted into shares of our common stock, in accordance with the terms of the promissory note or otherwise negotiated with holders to avoid default of outstanding notes. If we are required to repay the promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the promissory notes when required, the promissory noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

There may be a volatility of our stock price.
The trading price of our common stock on the over-the-counter bulletin board has been and continues to be subject to wide fluctuations. The trading price of our common stock has closed as low as $0.25 per share and as high as $2.20 per share in the twelve months ended December 31, 2006. The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

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

The trading price of our common stock has fluctuated significantly in the past and could continue to be volatile in response to factors including the following, many of which are beyond our control:

•	variations in our operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	our failure to meet analysts' expectations;

•	changes in operating and stock price performance of other technology companies similar to us;

•	conditions or trends in the technology industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Integrated Media Holdings, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Integrated Media Holdings, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Media Holdings, Inc and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Ronald N. Silberstein, CPA, PLLC

Farmington Hills, Michigan

April 11, 2007

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets

Current assets:
Cash	$ 16,000	$ 5,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	608,000	-
Prepaid Expenses	4,000	-
Deposits	-	16,000

Total current assets	628,000	21,000

Property and equipment, net	1,182,000	297,000
Other Assets	66,000	45,000
Goodwill	3,142,000	-

Total assets	$ 5,018,000	$ 363,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 1,388,000	$ 854,000
Accrued liabilities	1,050,000	888,000
Notes payable including related parties	2,922,000	1,039,000

Total current liabilities	5,360,000	2,781,000

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, 2,921,749 and 3,821,197 shares issued and outstanding, respectively	3,000	4,000
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,368,710 and 21,259,300 shares issued and outstanding, respectively	16,000	21,000
Additional paid-in capital	26,512,000	18,717,000
Accumulated deficit	(26,873,000)	(21,160,000)

Total stockholders' deficit	(342,000)	(2,418,000)

Total liabilities and stockholders' deficit	$ 5,018,000	$ 363,000

See accompanying notes to consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005 (restated)
Total revenues	$ 1,504,000	$ 432,000

Cost of sales	(1,464,000)	(131,000)
Selling, general, and administrative expense	(5,901,000)	(2,838,000)

Loss from operations	(5,861,000)	(2,537,000)

Other income (expense)	1,150,000	(3,000)
Interest expense	(1,002,000)	(1,840,000)

Net (loss)	(5,713,000)	(4,380,000)

Imputed preferred stock dividend	0	(5,674,000)

Net (loss) attributable to common shareholders	$ (5,713,000)	$ (10,054,000)

Net (loss) per common share - basic and diluted	$ (0.63)	$ (0.70)

Weighted average shares - basic and diluted	9,041,961	14,438,267

See accompanying notes to consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance January 1, 2005	3,821,197	$ 4,000	9,517,303	$ 10,000

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	-	-	7,949,291	7,000
Services	-	-	514,325	1,000

Conversion of notes payable to common stock	-	-	3,278,381	3,000

Amortization of deferred compensation and subscriptions receivable	-	-	-	-

Preferential conversion feature associated with long-term debt	-	-	-	-

Net loss

Balance December 31, 2005	3,821,197	$ 4,000	21,259,300	$ 21,000

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	-	-	4,177,000	4,000
Services	-	-	7,684,800	8,000

Conversion of notes payable and interest to common stock	-	-	11,988,290	12,000

Stock issued for compensation	-	-	-	-

Stock issued to acquire operating assets of WV Fiber, LLC	917,490	1,000	4,055,450	4,000

Stock issued to acquire BidChaser ownership.	276,060		2,091,830	2,000

Reverse stock split (1:14)			(35,021,750)	(35,000)

Preferred stock conversion to common stock	(82,190)		133,790

Investor contribution of Series A Preferred Stock for acquisitions	(2,115,000)	(2,000)

Net loss

Balance December 31, 2006	2,817,557	$ 3,000	16,368,710	$ 16,000

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
Years Ended December 31, 2006 and 2005
	Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit
Balance January 1, 2005	$15,197,000	$ (688,000)	$ (2,000)	$(16,780,000)

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	1,872,000	-	-	-
Services	130,000	-	-	-

Conversion of notes payable to common stock	113,000	-	-	-

Amortization of deferred compensation and subscriptions receivable	-	688,000	2,000	-

Preferential conversion feature associated with long-term debt	1,405,000	-	-	-

Net loss				(4,380,000)

Balance December 31, 2005	$18,717,000	$ -	$ -	$(21,160,000)

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	1,206,000	-	-	-
Services	1,325,000	-	-	-

Conversion of notes payable and interest to common stock	967,000	-	-	-

Stock issued for compensation	2,660,000	-	-	-

Stock issued to acquire operating assets of WV Fiber, LLC	1,010,000	-	-	-

Stock issued to acquire BidChaser ownership.	590,000

Reverse stock split (1:14)	35,000

Preferred stock conversion to common stock

Investor contribution of Series A Preferred Stock for acquisitions	2,000

Net loss				(5,713,000)

Balance December 31, 2006	$26,512,000	$ -	$ -	$(26,873,000)

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (5,714,000)	$ (4,380,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,000	78,000
Loss from write-off of equipment	45,000	-
Stock and options issued for services	4,082,000	579,000
Amortization of deferred compensation	-	688,000
Amortization of discount on long-term debt	-	605,000
Interest expense converted to equity or debt	784,000	-
Gains on settlements	(279,000)	(9,000)
Gains on extinguishment of debt	(914,000)	-
Decrease (increase) in:
Accounts receivable	(150,000)	31,000
Deposits and prepaid expenses	(4,000)	5,000
Increase (decrease) in:
Accounts payable	1,465,000	203,000
Accrued liabilities	127,000	428,000
Deferred revenue	-	(321,000)

Net cash used by operating activities	(411,000)	(2,093,000)

Cash flows used in investing activities
Purchases of property and equipment	(338,000)	(222,000)
Purchase of business assets	(1,663,000)	-
Additions to security deposits	(20,000)	-

Net cash provided by investing activities	(2,021,000)	(222,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,211,000	865,000
Proceeds from related party note	-	57,000
Proceeds from issuance of notes payable	1,276,000	1,450,000
Payments on note payable	(35,000)	(45,000)
Payments on related party convertible notes payable	-	(8,000)
Payments on convertible long-term debt	(9,000)	-

Net cash provided by financing activities	2,443,000	2,319,000

Net increase (decrease) in cash and cash equivalents	11,000	4,000

Cash and cash equivalents at beginning of period	5,000	1,000
Cash and cash equivalents at end of period	$ 16,000	$ 5,000
F-5

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

1. Organization and Description of Business

Integrated Media Holdings, Inc. and subsidiaries (collectively referred to as the "Company") provides digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or Internet Protocol, networks. Prior to September 2005, the Company integrated broadband services, including voice, video, and data services to residential customers through IP based networks. The Company, formed in December 1999, relocated to Atlanta, Georgia in December 2005 from Salt Lake City, Utah. The Company was formerly known as CeriStar Inc. and Endavo Media Communications, Inc, which is also the current name of one of our subsidiaries.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements reflect the consolidated results of Integrated Media Holdings, Inc. and its wholly owned subsidiaries Endavo Media and Communications, Inc. (fka, Susquina Inc), WV Fiber Inc. (fka Louros Networks, Inc), Bidchaser Inc. (fka BCI Acquisition Corporation) and New Planet Resources, Inc. All material inter-company transactions have been eliminated in the consolidation.

Reverse Stock Split

In the first quarter of 2006, the Company completed a reverse stock split whereby the shareholders received 1 share of stock for every 40 that they previously owned.

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

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

2. Summary of Significant Accounting Policies Continued

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations. In the fourth quarter of 2004 the Company analyzed its expected cash flows related to its installed equipment, and determined that the cash flows would not be sufficient to recover its investment in those assets, resulting in an impairment of those assets. The company also impaired an asset that is being held for sale to its estimated net realizable value. The total amount impaired was $44,746 and was recorded in operating expenses.

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

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

2. Summary of Significant Accounting Policies Continued

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which if exercised or converted would require the company to issue approximately 55,000,000 and 64,000,000 common stock equivalents are not included in the diluted earnings per share calculation for 2006 and 2005, respectively, since their effect is anti-dilutive.

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

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95,Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

During the year ended December 31, 2006, the Company issued 6,907,500 options to Officers and employees of the Company to purchase the Company's common stock at exercise prices ranging from $0.25 to $1.00 per share. These options expire in 15 years from issue date and 3,966,250 were vested as of December 31, 2006. During the year ended December 31, 2005, the Company issued 1,545,000 options to Officers of the Company to purchase the Company's common stock at exercise prices of $3.20 to $48.80 per share, after adjusting for the reverse split that occurred in 2006. These options expire in 10 years from issue date and were all vested as of December 31, 2006.

  INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

2. Summary of Significant Accounting Policies Continued

Reclassifications. Certain amounts in the 2005 financial statements have been reclassified to conform with classifications adopted in the current year. Such reclassifications had no effect on the net loss.

Restatement. We have restated the 2005 financial information in the statement of operations to reflect the correct amount of imputed dividends of $5,675,000. Previously, the 2005 financials reported imputed dividends of $7,566,000. This restatement reduced the net (loss) attributable to common shareholders from $(11,946,000) to $(10,054,000) and the net (loss) per common share changed from $(.83) to $(.70).

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

4. Property and Equipment

Property and equipment consists of the following at December 31:
	2006	2005

Network equipment	$ 970,000	$ -
Computer equipment and software	519,000	458,000
Furniture and fixtures	18,000	17,000

	1,507,000	475,000

Less accumulated depreciation and amortization	(325,000)	(178,000)

	$ 1,182,000	$ 297,000

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

5. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:
	2006	2005
Accrued payroll and payroll taxes	$ 315,000	$ 470,000
Accrued interest	578,000	352,000
Other	157,000	66,000

	$1,050,000	$ 888,000

6. Notes Payable

Notes payable consisted of the following at December 31:
	2006	2005
Discounted convertible notes payable due to SovCap. SovCap is affiliated with an officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. In early 2006, $195,000 principal amount was converted into 491,937 common shares.
	$ 455,000	$ 650,000

Notes payable due to SovCap	119,000	57,000

Notes payable originally to a finance company and with an effective interest rate of 57% including an original discount of $78,000 from the issuance of detachable warrants with the note. The note was in default and the finance company required repayment by a former officer of the Company who repaid the note, accrued interest and fees under a guarantee. Note payable no longer payable by Company after dismissal of lawsuit.	-	200,000

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current.	25,000	25,000

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,000	74,000

Notes payable to an individual with interest at 10% collaterialized by receivables and due on demand.	18,000	18,000

Note payable to a financial group with interest at 6% and due on demand.	-	15,000

Note payable to a financial group with interest rate at 12% and due on demand.	25,000	-

Note payable to HT Investments LLC issued during asset purchase of WV Fiber LLC. The note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber, Inc. The note is payable in 60% cash and 40% of the note is payable in Series ! Preferred shares of the Company.	850,000	-

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date . Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted.	1,228,000	-

Note payable to a related party assumed during merger of BidChaser	128,000	-

	$2,922,000	$1,039,000

During 2006 and 2005, respectively, $169,500 and $113,000 in notes payable and accrued interest was converted to 296,725 and 81,959 shares of common stock adjusted for 1:40 reverse split that occurred in first quarter of 2006.

 INTEGRATED MEDIA HOLDINGS, INC.
Notes to Consolidated Financial Statements Continued

6. Notes Payable Continued

Future maturities: No outstanding notes are scheduled to mature in 2007 as all outstanding notes are payable upon demand and are shown as current liabilities as of December 31, 2006.

7. Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

	2006	2005

Net operating loss carry-forwards	$6,628,000	$5,268,000
Amortization of license technology	-	259,000
Depreciation	(26,000)	(26,000)
Other	97,000	97,000
Valuation allowance	(6,699,00)	(5,598,000)

Total	$ -	$ -

Deferred tax assets (liabilities) are comprised of the following as of December 31:

	2006	2005

Income tax benefit at statutory rate	$2,006,000	$1,625,000
Stock and options valuation for services	(905,000)	(48,000)
Change in valuation allowance	(1,101,000)	(1,546,000)
Other	-	(31,000)

Total	$ -	$ -

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

7. Income Taxes Continued

At December 31, 2006, the Company has net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $26,873,000 which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. It is also likely that utilization of the NOL's are limited based on changes in control of the Company. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.

8. Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

As discussed in Note 6, pursuant to the original terms of the agreements, certain creditors converted $169,500 of loans and accrued interest into 296,725 shares of common stock (adjusted for reverse split).

Conversion of Preferred Stock to Common Stock

In the third quarter of 2004, certain shareholders converted 2,292,718 shares of common stock into 3,821,197 shares of Series A Convertible Preferred Stock.

The 3,821,197 shares of preferred stock are convertible into 36,683,592 shares of common stock any time after September 30, 2005. This conversion feature is beneficial as to the preferred stockholders. As a result the Company is reflecting a preferred stock dividend of $7,566,000 ratably over the term that the preferred stock first is convertible. As of December 31, 2006 and 2005, $5,675,000 and $1,891,000, respectively, of the dividend has been reflected on the statement of operations. We have restated the 2005 information to reflect the correct amount of $5,675,000. Previously, the 2005 financials reported imputed dividends of $7,566,000.

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

Common Shares Issued for Service

The company has issued 4,871,784 common shares and 108,023 Series A Preferred shares, as well as 800,000 warrants (with exercise prices of $0.25) to consultants under consulting agreements that are generally three years or less. The associated expenses are amortized over the term of the contracts, with the unamortized portion (totaling $0 at December 31, 2006 and 2005) reflected as a reduction to stockholders' equity (deficit).

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

--------------------------------------------------------------------------------
8. Stockholders' Equity (Deficit) Continued

Options and warrants

The company has issued 250,000 and 1,597,529 warrants in conjunction with the issuance of its securities and convertible debt during the years ended December 31, 2006 and 2005, respectively. Warrants that were issued generally do not have a life that exceeds five years. We issued 6.907,500 options to employees and consultants in 2006. Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Exercise Price Per Share
Outstanding at January 1, 2005 (adjusted for reverse split)	42,375	$ 0.05	-	$ 72.00
Cancelled	(25,871)	16.00	-	72.00
Exercised	(6,164)	18.40	-	18.40
Cancelled	(8,700)	18.40	-	24.00
Granted	11,982	35.60	-	50.80
Granted	39,938	5.72	-	5.72
Exercised	(28,026)	5.72	-	5.72
Cancelled	(750)	45.60	-	45.60
Granted	8,250	45.60	-	48.80
Granted	79,292	3.20	-	4.00

Outstanding at December 31, 2005	112,972	$0.05	-	$ 50.80
Granted	2,657,500	$0.25	-	$0.25
Granted	100,000	1.00	-	1.00
Granted	250,000	0.25	-	0.25
Granted	2,000,000	0.42	-	0.42
Granted	2,150,000	0.37	-	0.37
Outstanding at December 31, 2006	7,270,472	$0.05	- -	$ 50.80

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2006:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.05	-	$0.60	1640	6	0.57	0	$0.33
5.70	-	50.80	24540	3	23.86	0	39.03
3.20	-	48.80	86792	8	7.36	0	20.08
0.25	-	1.00	350000	5	0.46	0	0.50
0.25	-	0.42	6807500	13	0.34	0	0.31

0.05	-	50.80	7270472	12.5	0.51	0	$0.69

========================================================================================

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

9. Stock Subscriptions Receivable

Subscriptions receivable consist of the obligation of employees to purchase common shares. In addition the Company may enter into contracts with consultants in which the Company issues stock at the commencement of the contract period. The value of the services or common stock given, which ever is more determinable is recorded as a stock subscription and amortized as expense over the period of the service contract. At December 31, 2006 and 2005 there were $0 of subscriptions receivable related to these contracts.

10. Deferred Compensation

Deferred compensation is comprised of common stock issuances to employees and consultants which have not yet vested. As of December 31, 2006 and 2005, the company had common stock for employee services valued at $0 and $0, respectively. The measurement date of compensation is the date the shares were granted.

11. Supplemental Cash Flow Information

During the year ended December 31, 2006, the Company had significant non - cash financing and investing activities as follows:

•	Converted $169,500 of notes and accrued interest into 296,725 (adjusted for reverse split)

•	Issued common stock and warrants to consultants and amortized the expense over the terms of the contracts, all in 2006, resulting in non-cash compensation expense of $4,173,541 in 2006

During the year ended December 31, 2005, the Company had significant non - cash financing and investing activities as follows:

•	Converted $1,691,000 of notes payable and accrued interest into 87,784 shares of common stock (adjusted for reverse split).

•	Issued common stock and warrants to consultants and amortized the expense over the terms of the contracts, resulting in amortization of deferred compensation of $1,158,000

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

11. Supplemental Cash Flow Information Continued

Cash paid for interest and income taxes are as follows:

	Years Ended December 31,
	2006	2005
Interest	$ --	$ 1,000
Income taxes	$ --	$ --

12. Commitments and Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently unable to estimate the loss (if any) related to these matters.

13. Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables and payables. Due to the liquidity concerns of the Company, it is currently not able to estimate the fair value of its financial instruments.

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

14. Subsequent Events

On April 1, 2007, the board of directors recommended and majority shareholders approved by consent the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah for the purpose of completing this purchase. The effective date of the sale is March 31, 2007. The purchase price for this transaction was as follows: (a) $200,000, payable in equal installments of $50,000 each, with the first such installment being due on April 11, 2007, and subsequent installments due pursuant to a Promissory Note, which was issued and delivered to us on the Closing Date; (b) assumption and payment of all indebtedness due from the Company to HT Investments, LLC, in the principal amount of $1,046,822; (c) assumption of the indebtedness owed by the us to certain creditors in the total amount of 1,464,484 million, as set forth in more detail in a schedule attached to the purchase agreement; (e) assumption by the Buyer of indebtedness in the amount of $87,500 owed by the Seller to M & A Partners, Inc., dated October 26, 2006; and (f) surrender to the Seller for cancellation of Seller’s capital stock or employee options or warrants exercisable for common stock equivalent, in the aggregate, to approximately 4,000,000 shares of common stock (assuming conversion of any preferred shares included within the capital stock so surrendered), provided, however, that this clause shall be satisfied if Buyer surrenders or causes surrender of such stock, options and warrants equivalent to at least 3,600,000 shares of common stock; and (g) surrender to the Seller for cancellation of an additional 402,607 shares of Seller’s preferred stock, convertible into approximately 3,900,000 shares of common stock. We have filed an Information Statement on Form 14C with the Securities and Exchange Commission and have mailed notice to our shareholders.

Pursuant to the sale of WV Fiber, Peter Marcum and Harish Shah resigned from our board of directors on April 11, 2007. There was no disagreement between Mr. Marcum or Mr. Shah and the board of directors.

15. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements Continued

15. Recent Accounting Pronouncements Continued

In March 2006, the FASB　issued　SFAS　No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".　This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.　SFAS No. 156　is effective for an entity's first fiscal year beginning after September 15, 2006.　　This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109“Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company's financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our financial statements.

In September 2006, the FASB issued FASB Statement No. 157,“Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

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

Current Directors and Executive Officers

Our board of directors currently consisted of four members on December 31, 2006. Peter Marcum and Harish Shah resigned from our board on April 11, 2007, as noted in the Subsequent Events section of this filing. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current board of directors, including each member's age and position with the Company.

Name	Age	Position with the Company
Paul D. Hamm	40	President, Chief Executive Officer, and Chairman of the Board
Peter Marcum*	55	Director and Chief Executive Officer of WV Fiber, Inc.

Jerry Dunlap	54	Director
Harish Shah*	55	Director and President of Bidchaser, Inc.

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

PETER MARCUM - Mr. Marcum resigned from his position as Director on our Board on April 11, 2007.

HARISH SHAH - Mr. Shah resigned from his position as Director on our Board and President of Bidchaser on April 11, 2007.

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

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." We do not have a standing Audit Committee. The functions of the Audit Committee have been assumed by our full Board of Directors. Additionally, we do not have a member of our board of directors that qualifies as an "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

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
		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SARs (#)

Paul D. Hamm (1)	2006	$ 75,000	--	3,150,560
Chief Executive Officer	2005	$ 95,000	--	525,000
and President	2004	$ 67,500	--	525,000

(1)
Consists of 35,060 shares of common stock owned directly by Mr. Hamm and 3,115,500 shares that Mr. Hamm has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hamm may also be deemed to own 44,883 shares of Series A Preferred Stock owned by AlphaWest Capital Partners, of which Mr. Hamm is the sole member. However, the Series A Preferred Stock has not been converted to common stock, but may occur at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Hamm, as a managing member of SovCap Investment Management Group, also may be deemed to beneficially own 592,294 shares of common stock and 2,280,013 shares of Series A preferred stock and approximately 2,800,000 shares related to convertible notes outstanding (based on conversion price of $0.22) beneficially owned by SovCap Investment Equity Partners, Ltd., due to the investment management relationship between SovCap Investment Management Group LLC and SovCap Equity Partners, Ltd. Mr. is a member of SovCap Investment Management Group. Mr. Hamm disclaims beneficial ownership of the securities held by SovCap Equity Partners, as neither he nor SovCap Investment Management Group has any interest in SovCap Equity Partners Ltd.

Executive Management Stock Option Grants And Exercises

There were stock options issued granted to executive management in 2006.

Paul D Hamm signed a management contract dated October 1, 2006 that provided for the issuance of 2,000,000 vested options. This contract is in addition to a management contract between Mr. Hamm and Endavo Media and Communications, Inc. that provided for the issuance of 1,450,000 options that will vest over the term of the three-year contract.

Peter Marcum signed a management contract dated October 12, 2006 that provided for the issuance of 1,000,000 options that will vest over a two-year period. As of December 31, 2006, 250,000 of these options were vested.

EXECUTIVE MANAGEMENT OPTION GRANTS IN LAST 2 FISCAL YEARS

			Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)		Expiration Date
Paul D. Hamm	37,500	43%	$3.20-4.00	(4)	7/26/15
	1,450,000	21%	$ 0.25	(4)	3/22/16
	2,000,000	28%	$ 0.42	(4)	10/12/16

Peter Marcum	1,000,000	14%	$ 0.37	(4)	10/12/16
(1) Options granted pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan, or "2004 Plan," which vest in three equal yearly installments commencing on 7/26/05. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on July 16, 2015.

(2) Options granted pursuant to the 2004 Plan, which vest in three equal yearly installments commencing on 7/26/05. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on December March 22, 2016.

(3) Options granted pursuant to the 2004 Plan, which were completely vested on January October 12, 2006. The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on October 12, 2016.

(4) The exercise price of these options was equal to the fair market value (closing price) of the underlying common stock on the date of grant. These options are nonqualified options.

(5)	Options granted pursuant to the 2004 Plan, which vest in three equal yearly installments commencing on 10/12/06.
The options were not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options expire on December October 12, 2016.

The following table provides information on the value of each of our Named Executive Officer's unexercised options at December 31, 2006. None of our Named Executive Officers exercised any options during 2006.

Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year--End (#)	Value of Unexercised In-the Money Options at Fiscal Year-End($)

Paul D Hamm	3,487,500	- 0 -

Peter Marcum	1,000,000	- 0 -

Compensation of Directors

Our non-employee directors do not receive any additional compensation for serving as a member of our board of directors or for attending any of our board committees, but non-employee directors may be reimbursed for out-of-pocket expenses incurred in connection with attending our board and board committee meetings, although we incurred no such expenses in 2006.

For information concerning agreements involving Named Executive Officers see Item 12 Certain Relationships and

Related Transactions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006 with respect to (i) each director of the Company; (ii) each executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Integrated Media Holdings, Inc., 10 Glenlake Parkway, Suite 130, Atlanta, GA 30328. This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on approximately 58,000,000 of our common stock outstanding or beneficially owned as of December 31, 2006 adjusted as required by rules promulgated by the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Fully-Diluted Shares Outstanding
Executive Officers and Directors
Paul D. Hamm (1)	3,522,560	5.4%
Peter Marcum (2)	250,000	* %
Harish Shah (3)	2,205,268	3.8%
Jerry Dunlap (4)	20,000	*
Five Percent Shareholders
SovCap Equity Partners Ltd. (5)	16,670,876	28.7%
Wilhagan Ventures LLC (6)	6,998,169	12.1%
All Directors and Executive Officers as a Group (4 persons) (1)(2)(3)(4)	5,625,828	9.7%

* Less than one percent.

(1) Consists of 35,060 shares of common stock owned directly by Mr. Hamm and 3,487,500 shares that Mr. Hamm has the right to acquire upon the exercise of currently exercisable stock options. Mr. Hamm may also be deemed to own 44,883 shares of Series A Preferred Stock owned by AlphaWest Capital Partners, of which Mr. Hamm is the sole member. However, the Series A Preferred Stock has not been converted to common stock, but may occur at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Hamm, as a managing member of SovCap Investment Management Group, also may be deemed to beneficially own 592,294 shares of common stock and 2,280,013 shares of Series A preferred stock and approximately 2,800,000 shares related to convertible notes outstanding (based on conversion price of $0.22) beneficially owned by SovCap Investment Equity Partners, Ltd., due to the investment management relationship between SovCap Investment Management Group LLC and SovCap Equity Partners, Ltd. Mr. is a member of SovCap Investment Management Group. Mr. Hamm disclaims beneficial ownership of the securities held by SovCap Equity Partners, as neither he nor SovCap Investment Management Group has any interest in SovCap Equity Partners Ltd.

(2)
Consists of 250,000 shares that Mr. Marcum has the right to acquire upon the exercise of currently exercisable stock options. Mr. Marcum may also be deemed to own the 728,976 shares of Series A Preferred Stock owned by Wilhagan Ventures, of which Mr. Marcum is an owner. However, the Series A Preferred Stock has not been converted into common, but may occur at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Marcum disclaims beneficial ownership of the securities held by Wilhagan Venture except to the extent of his proportionate interest therein.

(3)
Consists of 1,398,170 common shares, 73,656 preferred shares and 200,000 warrants owned by Mr. Shah, his wife or J&H Orlando Inc., which is owned by Mr. Shah. However, the Series A Preferred Stock has not been converted into common, but may occur at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock.

(4)
Consists of 20,000 common shares owned by Mr. Dunlap. ISDN.Net, of which Mr. Dunlap is President and an owner, owns 74,000 shares of Series A Preferred Stock and 57,600 shares of common stock. However, the Series A Preferred Stock has not been converted into common stock, but may occur at a conversion ratio of 9.6 shares of common stock for each share of Series A Preferred Stock. Mr. Dunlap disclaims beneficial ownership of the securities owned by ISDN.Net except to the extent of his proportionate interest therein.

(5)
Consists of 592,294 shares of common stock and 1,466,519 shares of Series A preferred stock, which are convertible at a ratio of 9.6 common for each share of preferred, and approximately 2,000,000 shares related to convertible notes outstanding (based on conversion price of $0.25) beneficially owned by SovCap Investment Equity Partners, Ltd.

(6)	Consists of 728,976 shares of Series A Preferred Stock owned by Wilhagan Ventures, which are convertible at a ratio of 9.6 common for each share of preferred.

Equity Compensation Plan Information

We maintain the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan pursuant to which we may grant equity awards to eligible persons. The following table provides information as of December 31, 2006 about equity awards under this plan in 2006.

2004 Directors, Officers and Consultants Option Plan Vesting Schedule
Name	Effective Date	Term (yrs)	Shares	Options	Adjusted Amount	Strike Price	Adjusted Strike Price	Vested as of 12/31/06
Jay Kozhikotte	3/22/06	10		120,000	120,000	0.25	0.25	60,000
Jon Ellis	3/22/06	10		92,500	92,500	0.25	0.25	46,250
Jorge Tomassello	3/22/06	10		440,000	440,000	0.25	0.25	220,000
Mario Pino	3/22/06	10		440,000	440,000	0.25	0.25	220,000
Orlando Mastrapa	3/22/06	10		90,000	90,000	0.25	0.25	45,000
Paul D Hamm	3/22/06	10		1,450,000	1,450,000	0.25	0.25	725,000
John Sarko	3/22/06	10		25,000	25,000	0.25	0.25	12,500
Mashrua Inc.	3/30/06	na	1,800,000					1,800,000
Rossington Partners	3/30/06	na	1,800,000					1,800,000
Ronald Cole	3/30/06	na	1,800,000					1,800,000
Canouse	5/18/06	10		100,000	100,000	1.00	1.00	100,000
Paul D Hamm	10/2/06	15		2,000,000	2,000,000	0.42	0.42	2000000
Peter Marcum	10/12/06	15		1,000,000	1,000,000	0.37	0.37	250000
Karen Bairaktaris	10/12/06	15		300,000	300,000	0.37	0.37	75000
Bradley Bopp	10/12/06	15		150,000	150,000	0.37	0.37	37500
Mark Wilson	10/12/06	15		550,000	550,000	0.37	0.37	137500
Richard Eller	10/12/06	15		150,000	150,000	0.37	0.37	37500

1) We previously maintained the New Planet Resources, Inc. Stock Incentive Plan and the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. There are no outstanding options under these plans and we intend to retire these plans.

(2) This number does not include 8,512,533 common shares issued pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and for warrants previously exercised that were granted pursuant to the 2004 Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers

On October 1, 2005, our subsidiary Endavo entered into an executive management agreements with our President and CEO, Paul D Hamm,. Under this employment agreement, Mr. Hamm agreed to act as Endavo’s President and Chief Executive Officer. The agreement is for a term of three years. As compensation for services under the management agreement, Mr. Hamm is entitled to receive a base salary of $75,000 per year. If the company generates revenues of $104,166.67 ($1,250,000 annualized) in any given month, Mr. Hamm's salary will be increased to $120,000 per year. In connection with their engagement by the Company, Mr. Hamm is entitled to be issued incentive stock options to purchase 1,000,000 shares of our common stock. The options will vest in increments of approximately one-third on each of the 3 anniversaries of the agreement.

On August 8, 2006, WV Fiber entered into an executive management agreement with Peter Marcum. Under this agreement Mr Marcum agreed to act as WV Fiber’s Chief Executive Officer for a period of 3 years. As compensation for services under the management agreement, Mr Marcum is entitled to receive a base salary of $75,000 per year and received 1,000,000 15-year options priced at $0.37, the fair market value of our common stock at the time of issuance, which vest over a period of two years.

On August 8, 2006, WV Fiber entered into an executive management agreement with Mark Wilson. Under this agreement Mr Wilson agreed to act as WV Fiber’s Chief Operating Officer for a period of 3 years. As compensation for services under the management agreement, Mr Wilson is entitled to receive a base salary of $85,000 per year, plus sales commissions, and received 400,000 15-year options priced at $0.37, the fair market value of our common stock at the time of issuance, which vest over a period of two years.

On October 23, 2006, Integrated Media Holdings also entered into an executive management agreement with Mr. Hamm. Under this agreement, Mr, Hamm agreed to act as our President and Chief Executive Officer for a period of three years in exchange for 2,000,000 options priced at $0.42, which was fair market value of the company’s common stock at the time of issuance. Mr. Hamm has agreed to waive cash compensation under this agreement, but has the right to request cash compensation be established by the board, which will not be unreasonably withheld.

Other Relationships and Related Transactions

Between January 1, 2006 and December 31, 2006, we borrowed a total of $103,500 from our largest security holder, SovCap Equity Partners, Ltd. in the form of non-convertible notes. As of December 31, 2006, SovCap held $161,000 (principal) in non-convertible promissory notes and $405,300 (principal) in convertible promissory notes. Each of the remaining convertible notes is due within 10 days of demand by SovCap. The notes are not subject to interest; however there is a repayment fee equal to the product of (i) 1.5% of the outstanding principal amount under the note and (ii) the number of 30-day periods (rounded up) that the note has been outstanding. The repayment fee is owed regardless of whether the note is prepaid in advance or becomes due upon demand or default. If we are unable to make the payments upon demand or when otherwise due, interest will also accrue on the amount owed at an annual interest rate of 12%. Each note is convertible into shares of our common stock at 75% of the average closing bid price of our common stock over the five trading days preceding the conversion. We also granted SovCap piggyback registration rights with respect to the shares of common stock issuable upon conversion of the notes, which SovCap waived in connection with our recent private placement of convertible promissory notes and warrants. As of March 31, 2006, the aggregate amount of principal and repayment premiums due upon demand under the convertible notes was $624,314, or approximately 8,324,187 shares of our common stock had SovCap elected to convert. The non-convertible notes also remain outstanding as of March 31, 2006.

 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Previously Date Filed

2.1	Agreement and Plan of Merger	Attached to the Registrant's Current Report on Form 8-K	001-16381	9/17/02
3.1	Certificate of Incorporation	Exhibits 1 and 1.1 to the Registrant's Registration Statement on Form 8-A	001-16381	3/01/01

3.2	Amended and Restated Bylaws	Exhibit 2 to the Registrant's Registration Statement on Form 8-A	001-16381	3/01/01

4.1	Form of 8.0% Senior Secured Convertible Note	Exhibit 4.1 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

4.2	Form of Warrant	Exhibit 4.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

4.3	Form of Additional Investment Right "A"	Exhibit 10.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

4.4	Form of Additional Investment Right "B"	Exhibit 10.3 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

10.1	2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-119586	10/07/04
10.2	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-99371	9/10/02

10.3	Executive Management Agreement, dated October 23, 2006 by and between the Registrant and Paul D Hamm	Attached hereto

10.5	Form of Securities Purchase Agreement for 8.0% Senior Secured Convertible Notes	Exhibit 10.1 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

10.6	Form of Security Agreement	Exhibit 10.4 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

21	Company Subsidiaries	Attached hereto
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our audit committee, pursuant to authority granted to it by our board of directors, has selected Ronald N. Silberstein CPA PLLC, certified public accountants, as independent auditors to examine our annual consolidated financial statements for our fiscal year ending December 31, 2005 and 2006.

We have paid or expect to pay the following fees to Ronald N. Silberstein CPA PLLC for work performed in 2006 and 2005 or attributable to the audits of our 2006 and 2005 consolidated financial statements:

	2005	2006
Audit Fees	$ 20,000	$ 35,000
Audit-Related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All Other Fees	$ 1,730	$ 1,855

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

The board of directors has reviewed the fees paid to Ronald N. Silberstein CPA PLLC and has considered whether the fees paid for non-audit services are compatible with maintaining Mr. Silberstein's independence. The board of directors may additionally ratify certain de minimis services provided by the independent auditor without prior approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals, as applicable, in upcoming years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: May 17, 2007	By: /s/PAUL D HAMM
Paul D Hamm, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: May 17, 2007	By: /s/PAUL D HAMM
Paul D Hamm, President, Chief Executive Officer and Chairman (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: May 17, 2007	By: /s/ JERRY DUNLAP
Jerry Dunlap, Director