Form 10QSB
period 2007-03-31
Integrated Media Holdings, Inc.
filed 2007-05-21
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
(Mark One)

Commission File Number 33-119586

INTEGRATED MEDIA HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	76-0600966
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10 Glenlake Parkway, Suite 130 Atlanta, Georgia (Address of Principal Executive Offices)	30238 (Zip Code)

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

The number of shares of the issuer’s common equity outstanding as of May 18, 2007 was approximately 17,250,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format: Yes ☑ No ྑ

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet as of March 31, 2007	1

Condensed Consolidated Unaudited Statements of Operations for the Three Months ended March 31, 2007 and 2006	2

Condensed Consolidated Unaudited Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	3

Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	8

Item 3. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	15

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
as of March 31, 2007

Assets
Current assets:
Cash	$ 16,610
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	596,787
Prepaid Expenses	21,218
Deposits	-

Total current assets	634,615

Property and equipment, net	1,137,491
Other Assets	56,204
Goodwill	3,142,219

Total assets	$ 4,970,529

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 1,560,509
Accrued liabilities	1,196,719
Notes payable including related parties	2,982,109

Total current liabilities	5,739,337

Stockholders' deficit
Preferred stock, $.001 par value; 1,000,000 shares authorized, 2,817,557 and 3,821,197 shares issued and outstanding, respectively	2,922
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,368,710 and 5,908,640 shares issued and outstanding, respectively	17,160
Additional paid-in capital	25,493,659
Accumulated deficit	(26,282,548)

Total stockholders' deficit	(768,808)

Total liabilities and stockholders' deficit	$ 4,970,529

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
for the three months ended March 31,
	2007	2006
Total revenues	$ 914,077	$ 995
Cost of sales	(859,368)	(13,030)
Gross income (loss)	54,709	(12,035)
Selling, general, and administrative expense	764,075	(647,112)
Income (loss) from operations	818,784	(659,147)

Other income (expense)	845	16,780
Interest expense	(229,520)	(239,320)

Net income (loss)	590,109	(881,687)

Imputed preferred stock dividend	0	(1,891,493)

Net income (loss) attributable to common shareholders	$ 590,109	$ (2,773,180)

Net income (loss) per common share - basic and diluted	$ 0.04	$ (1.42)

Weighted average shares - basic and diluted	16,810,710	1,948,042

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
for the three months ended March 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 590,109	$ (881,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,008	21,832
Stock and options issued for services	(1,248,652)	365,100
Amortization of discount on long-term debt	-	177,637
Interest expense converted to equity or debt	123,368
Decrease (increase) in:
Accounts Receivable	11,636	-
Deposits and Prepaid Expenses	(17,649)	-
Increase (decrease) in:
Accounts Payable	173,122	50,395
Accrued liabilities	149,326	177,999
Net Cash used by operating activities	(146,732)	(88,724)
Cash flows used in investing activities
Purchases of property and equipment	(27,401)	(1,300)
Additions to Security Deposits	10,000	-
Net cash provided by investing activities	(17,401)	(1,300)
Cash flows from financing activities:
Proceeds from issuance of common stock	107,403	-
Proceeds from issuance of notes payable	60,141	-
Proceeds on convertible short-term debt	-	86,000
Payments on convertible long-term debt	(2,998)	-
Net cash provided by financing activities	164,547	86,000
Net increase (decrease) in cash and cash equivalents	414	(4,024)
Cash and cash equivalents at beginning of period	16,196	5,458
Cash and cash equivalents at end of period	$ 16,610	$ 1,434

See accompanying notes to condensed consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The financial statements reflect the consolidated results of Integrated Media Holdings, Inc. and its wholly owned subsidiaries Endavo Media and Communications, Inc., WV Fiber, Inc., Bidchaser, Inc. and New Planet Resources, Inc. All material inter-company transactions have been eliminated in the consolidation.

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

Interim results are not necessarily indicative of the operating results to be expected for the full year. These financial statements should be read in conjunction with the company’s financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

Net Loss Per Common Share. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The earnings per common share for the three months ended March 31, 2006 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2006. Options, warrants, convertible debt and convertible preferred stock, which if exercised or converted would require the company to issue approximately 57,700,000 shares of common stock, are not included in the diluted earnings per share calculation for March 31, 2007 and 2006, respectively, since their effect on a net loss per share calculation is anti-dilutive.

Revenue Recognition. Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured. Payments received prior to performance are recorded as deferred revenue and amortized over the estimated service period.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

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

NOTE 2—GOING CONCERN

The Company has a working capital deficit, a stockholders’ deficit, and has experienced recurring net losses from operations for most periods prior to the quarter ended March 31, 2007. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of March 31, 2007 and 2006 consisted of the following:

On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Two Year Notes and related securities, including common stock warrants and additional investment rights. In connection with these securities, the Company has filed a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of these notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future. The Company had declared this registration effective in May 2005, but it is no longer effective as of March 31, 2007.
The debt is convertible to common stock at a beneficial conversion rate of $0.38 per share and 1,597,529 warrants to purchase common stock were issued with the notes. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005. All the Additional Investment Rights expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which was being amortized over the two year term of the notes. As of March 31, 2007, $1,425,000 has been amortized, although we continue to show accrued interest payable in the amount of $218,788. We have paid interest on these notes in the total amount of $21,079 in exchange for 79,038 shares common stock as of March 31, 2007.

Convertible Promissory Notes payable purchased by a private equity fund totaled $2,361,300. To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company’s Series A Preferred shares or common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was converted into 491,937 shares (adjusted for reverse split), leaving $455,300 in principal amount outstanding as of March 31, 2007. The notes are due on demand and bear interest at 18% per year. The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004.

In 2006, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the total amounts of $119,000 in exchange for proceeds in the amount of $109,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of March 31, 2007, a total amount of $119,000 of these Promissory Notes remains outstanding.

On March 24, 2006, the company issued a Promissory Note in the principal amount of $25,000 to AlphaWest Capital Partners, LLC, a related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand, after May 8, 2006, non-convertible and bears an annual interest rate of 12%. AlphaWest also loaned $4,250 in the first quarter of 2007 with no interest payable or accrued.

On From July to December 2006, we issued promissory notes to certain individual accredited investors in the total amount of $1,228,000 in exchange for proceeds in the same amount. These Notes carry a simple interest rate of 15% or 18% per annum and are payable on demand after 180 days from the issue date or they are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. The units equal 10 shares of common stock and 20 five year warrants with an exercise price of the greater of 50% of the market price or $.50. The proceeds of this financing were used for the acquisition of the assets and operations of WV Fiber LLC.

On August 8, 2006, our subsidiary, WV Fiber Inc (formerly Louros Networks Inc), issued a $850,000 secured promissory note to HT Investments LLC a post-petition secured creditor of WV Fiber LLC, the company from which we completed an asset purchase. The issuance of this note was required to complete our acquisition of network assets from WV Fiber LLC. The promissory note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber Inc. 60% of the note is payable in cash and 40% of the note is payable in Series A Preferred shares of the company, unless it is unlawful for holders to accept the preferred shares. The preferred shares payable have been contributed to the company by SovCap Equity Partners, Ltd, the largest Series A Preferred shareholder. The promissory note is currently due and payable and we are working actively with the note holders to prevent foreclosure of the security agreement while we are raising private capital to pay the note. There is no guaranty that we will be able to raise sufficient capital to pay the note and, therefore, maintain the risk of foreclosure on certain assets held by WV Fiber, Inc. This note became due on November 8, 2006, with a 20-day grace period. We were able to extend the payment terms by agreement with HT Investment and amended the note on February 4, 2007 to reflect a new principal amount of $1,046,822, secured by all of the stock of WV Fiber Inc. However, if we make scheduled monthly payments in full, beginning March 15, 2007, the total amount payable on the note will be $1,035,000.

On September 20, 2006, we issued a promissory note in the amount of $35,000 to a related party in exchange for cash proceeds in the same amount. The promissory note is payable after 180 days upon demand by the holder and bears a simple interest rate of 15%.

NOTE 4—COMMON STOCK TRANSACTIONS

The Company issued 224,064 shares of common stock for services valued at $51,900 in total during the three months ended March 31, 2007. We also issued 37,500 Series A Preferred shares for services valued at $50,400 during the three months ended March 31, 2007. For the first quarter ending March 31, 2007, we recorded $102,300 in consulting services in exchange for common or preferred stock.

On January 22, 2007, we issued 200,000 shares of restricted common stock to an offshore accredited investor in exchange for $50,000 in net proceeds under a private purchase agreement. The issuance was exempt under Regulation S.

On February 9, 2007, we issued 280,000 shares of restricted common stock to SovCap Equity Partners, Ltd., a non-U.S. affiliate holder of our company, in exchange for cash proceeds of $52,500 under a private purchase agreement and exempt under Regulation S.

On March 9, 2007, we issued 64,830 shares of restricted common stock partially in exchange for cash proceeds of $5,000 under a private purchase agreement and partially as consideration for payment of an account payable for rent.

NOTE 5 - SUBSEQUENT EVENTS

On April 1, 2007, the board of directors recommended and majority shareholders approved by consent the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah for the purpose of completing this purchase. The sales price for this transaction was as follows: (a) $200,000, payable in equal installments of $50,000 each, with the first such installment being due on April 11, 2007, and subsequent installments due pursuant to a Promissory Note, which was issued and delivered to us on the Closing Date; (b) assumption and payment of all indebtedness due from the Company to HT Investments, LLC, in the principal amount of $1,046,822; (c) assumption of the indebtedness owed by the us to certain creditors in the total amount of $1,464,484, as set forth in more detail in a schedule attached to the purchase agreement; (e) assumption by the Buyer of indebtedness in the amount of $87,500 owed by the Seller to M & A Partners, Inc., dated October 26, 2006; and (f) surrender to the Seller for cancellation of Seller’s capital stock or employee options or warrants exercisable for common stock equivalent, in the aggregate, to approximately 4,000,000 shares of common stock (assuming conversion of any preferred shares included within the capital stock so surrendered), provided, however, that this clause shall be satisfied if Buyer surrenders or causes surrender of such stock, options and warrants equivalent to at least 3,600,000 shares of common stock; and (g) surrender to the Seller for cancellation of an additional 402,607 shares of Seller’s preferred stock, convertible into approximately 3,900,000 shares of common stock. We have filed an Information Statement on Form 14C with the Securities and Exchange Commission and have mailed notice to our shareholders.

Pursuant to the sale of WV Fiber, Peter Marcum and Harish Shah resigned from our board of directors on April 11, 2007. There were no disagreements between Mr. Marcum or Mr. Shah and the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-KSB for the year ended December 31, 2006 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

Company and Industry Overview

Integrated Media Holdings was originally founded and incorporated in 1999 as CeriStar, Inc. by a group of technology entrepreneurs led by founder and former CEO of Iomega Corporation. On September 10, 2002, we merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company (together referred to as “Planet”) in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet common stock. Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of common stock of Planet. Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split. The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer. On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc. The company changed its name to Endavo Media and Communications, Inc. in September 2004 to reflect its concentration on the distribution of content and services over the Internet and broadband networks. We executed a consolidation of equity capital in order to reposition the company to raise public capital. In September 2005, we consolidated operations to reduce costs while we redirected the company’s business plan focus. In April 2006, we reorganized as a public holding company, changing our name to Integrated Media Holdings, Inc., in order to pursue the strategic objective of acquiring interest in broadband media and services companies, along with new business plans. Endavo now operates as a wholly owned subsidiary of Integrated Media Holdings, Inc. Endavo Media and Communications, Inc. provides digital video delivery solutions and products to owners of video and media content through Internet Protocol, or “IP,” based networks.

After our September 2005 staff reorganization and under a newly refocused business plan, Endavo began testing and launching specific new products designed to provide digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital entertainment, information and communications services, on behalf of the owners of content and applications being distributed, to connected customers and broadband communities. We primarily distribute over a national fiber (IP) backbone network to reach consumers over the Internet, local broadband networks and through IP service providers. We call our integrated content management & distribution system and content delivery network the Endavo Digital Broadcast System (DBS). Our restructured vision and business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and to connected networks, platforms and consumer media devices. Our development plans and acquisitions in 2006 were directed toward this vision.

Description of our Subsidiaries

Endavo Media and Communications, Inc.

After initial development and testing was successfully completed in early 2006, Endavo began marketing its EnHance and EnVision products to owners of independent film libraries, TV shows and self-produced audio and video content. By the end of 2006, we were developing and testing numerous web-community, digital video portal and "Broadband TV" projects for prospective customers. We began developing our IPTV and web streaming solution, EnVision, during the 3rd quarter of 2006.

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

EnGage is our “Broadband TV” platform that allows content owners to deliver “channels” of video content directly to viewers who have installed a simple to use interface in their PC or Microsoft Media Center Edition PC. Once a viewer subscribes to an EnGage-delivered service, offered through Media Center or specific web portals, programs for each channel are regularly delivered to the user in full screen, DVD quality for on-demand viewing. During the first quarter of 2007, we began repackaging our EnGage product to become a solution that allows Content Owners to distribute and publish their digital content on other networks, platforms and devices connected to our network as “connected network” partners.

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

Endavo's integrated content and services management and distribution solution is comprised of the following basic components to create a Digital Broadcast System for digital content and services delivery:

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

•
The Endavo Media Management System (EMMS) - An integrated digital asset management and accounting framework allows Endavo customers to preside over ther entire inventory of digital content, bill for the services, secure and control access to content, and provide customer support. This system also provides remote management capabilities for the content and service provider.

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

The key risk with Endavo’s business plan at this point is that we may not able to deliver our current pipeline of broadband video projects for our customers, due to technological problems or limited resources, or that our customers are not able to successfully market their own content or services to a sufficient amount of targeted broadband users to produce satisfactory revenues for themselves or for us to sustain operations. We have not yet achieved substantial sales since launching new products and services in late 2005 and, therefore, we are dependent on raising capital from financing resources and we will ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses.  There can be no guarantee that these efforts will be successful and we offer no assurance of our financial success or economic survival.

WV Fiber Inc.

On August 8, 2006 we closed the purchase of the assets of WV Fiber LLC, a provider an Internet transit and network transport services, through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media. As noted in the Subsequent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC after the end of the quarter ended March 31, 2007. Please refer to Note 5 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above for more details of the sale.

Bidchaser Inc.

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

Web-based Merchant and Shopping Portals. QSHOPNOW and QBIDNOW are person-to-person online auctions and fixed price online e-commerce markets which offer its members the opportunity to buy or sell their physical goods. QShopNow is an entertaining trading site that is available to merchants and shoppers 24 hours a day, 7 days a week. Merchants are able to manage and market their inventory of goods for sale in real time through the backend management portal. QshopNow's user-friendly website enables members to effortlessly browse through or list items in a variety of different entertaining formats: auction-style, fixed price, e-commerce storefront and through our unique and innovative "Gift Shoppe" system, where buyers can search for specific items and gift ideas, based on the recipient's interests, occupation or personality.

E-commerce Platform. We are also considering the development and launch of other market-specific online merchant portals through Bidchaser, including services that target Indian consumer markets, such as consumer good, travel, art, entertainment, and web design services. Whether or not we decide to launch and directly market QSHONOW and other new Bidchaser online merchant and shopping portals, we are developing plans to integrate Bidchaser’s e-commerce technology and expertise into Endavo’s digital media delivery and d-commerce business plan. We believe that many of Endavo’s content customers will want to include e-commerce into their online communities to support the sale of physical goods, as well as digital media and entertainment. Depending on early results from our marketing efforts for QSHOPNOW and other Bidchaser portals, we may decide to discontinue those marketing efforts in the future and dedicate Bidchaser’s organization and technology to supporting Endavo customers as a value-added component of our overall services offering and business plan.

Recent Developments

On February 22, 2007, outstanding Senior Secured Convertible Notes, dated February 22, 2005, came due and payable. Since the notes matured, we have been discussing possible conversion of these notes into common stock. Although we believe these notes will be converted into common stock, we can provide no assurance that we will successfully negotiate conversion with all the holders. Our common stock decline during the quarter has made these negotiations difficult to finalize. Until these notes are converted, we are at risk that the holders can demand payment at any time and pursue all rights and remedies, under the terms of the note, if we are not able to make payment upon demand. Since the holders have a general lien on the company to secure these notes, our ability to survive a claim of this nature and magnitude is doubtful, based on our financial position as of March 31, 2007.

Results of Operations

Excluding the effect of amortizing all of the previously recorded deferred revenue, our operating results showed a decrease in revenues and other areas of financial performance for the three- month period ended March 31, 2007 as compared to the same period in 2006.

	Three Months Ended March 31,
Summary of Operations	2007	2006

Revenues	$ 914,077	$ 995
Cost of revenue	(859,368)	(13,030)
Gross income (loss)	54,709	(12,035)
Selling, general, and administrative costs	764,075	(647,112)
Operating income (loss)	818,784	(659,147)
Other income (expense)	845	16,780
Interest expense	(229,520)	(239,320)

Net income (loss)	$ 590,109	$ (881,687)

Our revenues increased 91,767% in the three months ended March 31, 2007 compared to the same period in 2006. WV Fiber, Endavo Media and Bidchaser each generated $894,980, $17,132, and $1,965 in revenues respectively. As noted in the Subsequent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC after the end of the quarter ended March 31, 2007. Please refer to Note 5 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above for more details of the sale.

Our cost of revenues decreased as a percentage of our revenues in the same comparative periods from 1,300% to 94%. We realized a reduction of stock options expenses in the amount of $1,350,952, as a result of a decline in our stock price from December 31, 2006 and March 31, 2007. Before accounting for the effect of the stock options expense reduction, our selling, general and administrative costs were $586,877, a decrease of approximately 9% during the three months ended March 31, 2007 compared to the same period in 2006.

Revenues

Our revenues increased to $914,077 in the three-month period ended March 31, 2007 from $995 in the same period in 2006. This decrease was mainly due to the acquisition of the operations of WV Fiber LLC, which consists generally of Internet transit and network transport services revenues. WV Fiber generated $894,980 in revenue. Our other subsidiary, Endavo Media, also generated revenue in the amount of $16,713 from the sale of its content delivery products and services. Bidchaser only generated $1,965 in e-commerce revenue from its merchant web portal, qshopnow,com. As noted in the Subsequent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC after the end of the quarter ended March 31, 2007. Please refer to Note 5 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above for more details of the sale.

Cost of Revenues and Gross Margins

Our cost of revenues increased significantly to $859,368 in the three months ended March 31, 2007 from $13,030 in the same period in 2006, a increase of approximately 6,495%. This significant increase was the result of the acquisition of the network operations of WV Fiber LLC into our subsidiary, WV Fiber Inc. The network used for providing Internet transit and network transport services has a fixed cost associated with the lease of the fiber network and data center facilities around the network. Without WV Fiber, our cost of sales was only $1,751.

Our gross margin on sales in three months ended March 31, 2007 was income of $54,709 compared to a gross loss of $12,035 in the same period in 2006. WV Fiber generated $37,363 in gross income, Endavo generated $14,962 in gross income and Bidchaser generated $1,751 in gross income.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased slightly to $586,877 in three months ended March 31, 2007 compared to $647,112 in the same period in 2006, before accounting for the effect of a reduction in stock options expense in the amount of $1,350,952, as a result of the decline in our stock price during the quarter ended March 31, 2007. The decrease in our SG&A costs was attributable primarily to decreases in stock issued for professional and consulting services. However, we showed an increase in payroll, commission and contract labor costs, primarily due to the acquisition of operations and employees of WV Fiber. We also increased our depreciation expense due to the acquisition of network equipment of WV Fiber. As noted in the Subsequent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC after the end of the quarter ended March 31, 2007. Please refer to Note 5 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above for more details of the sale.

	Three Months Ended March 31
	2007	2006
Payroll Expenses	$ 181,255	$ 115,898
Stock Options (Income) Expense	(1,350,952)	-
Sales Commissions	29,713	-
Contract Labor	55,462	13,135
Office Expense	3,939	4,601
Professional services, including stock and options issued for services	147,410	423,227
Travel	16,502	17,414
Employee benefits	14,886	10,547
Equipment expense	4,982	-
Advertising and marketing	10,326	2,410
Rent	8,403	6,380
Depreciation	72,008	21,832
Other	41,991	31,668
Total	$ (764,075)	$ 647,112

Other Income (Expense)

	Three Months Ended March 31,
	2007	2006
Interest Expense	$ (229,520)	$ (239,320)
Other income	845	16,780
Total	$ (228,675)	$ (222,540)

Interest expense decreased slightly in the three-month period ended March 31, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the first quarter ended March 31, 2007, we generated sufficient revenue to generate gross income in the amount of $54,709 and financed remaining operations through the sale of equity and debt securities. Though we have been successful at raising sufficient capital to sustain operations in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at March 31, 2007 totaled $634,615 as compared to approximately $628,000 in the prior quarter ended December 31, 2006.

We expect that certain of our liabilities listed on the balance sheet under the headings “Accounts Payable,” “Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months, although we cannot provide assurance that we will successfully convert short term notes and loans payable.

We anticipate that we will incur significantly less operating and capital expenditures network infrastructure as a result of our sale of WV Fiber as discussed in the Subsequent Events section above. Please refer to Note 5 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above for more details of the sale. As Endavo’s business is primarily software driven the costs of acquiring and operating the systems necessary to support operations and generate revenue are significantly lower than WV Fiber’s nationwide fiber network. Going forward, however, we anticipate that we will incur significantly more sales and marketing costs and a modest amount of additional capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in our SG&A costs in the future, as we roll out our sales and marketing plans for Endavo’s content delivery products and services beginning in the 2nd quarter of 2007. Until we achieve substantial revenues or profitability over several quarters, we must be considered as a start-up entity that is dependent on raising capital in order to remain in operation.

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

(b). Reports on Form 8-K.

None in quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Date: May 21, 2007	By: /s/ PAUL D HAMM
Paul D Hamm, Chief Executive Officer and Chief Financial Officer