Form 10QSB
period 2007-06-30
Integrated Media Holdings, Inc.
filed 2007-08-20
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

Endavo Media and Communications, Inc.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 20, 2007 was approximately 14,960,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format: Yes ☑  No  

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet as of June 30, 2007	1

Condensed Consolidated Unaudited Statements of Operations for the Three Months ended June 30, 2007 and 2006	2

Condensed Consolidated Unaudited Statements of Cash Flows for the Three Months ended June 30, 2007 and 2006	3

Notes to the Condensed Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	9

Item 3. Controls and Procedures	17

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
as of June 30, 2007

Assets

Current assets:
Cash	$ 3,639
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	151,144
Prepaid Expenses	500
Total current assets	155,283

Property and equipment, net	224,968
Other Assets	16,214
Goodwill	582,643

Total assets	$ 979,108

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 507,205
Accrued liabilities	1,084,235
Notes payable including related parties	757,727

Total current liabilities	2,349,167

Stockholders' deficit
Preferred stock, $.001 par value; 1,000,000 shares authorized, 3,088,469 and 3,821,197 shares issued and outstanding, respectively	3,088
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 14,260,747 and 6,659,640 shares issued and outstanding, respectively	14,260
Additional paid-in capital	22,740,354
Accumulated deficit	(24,127,761)

Total stockholders' deficit	(1,370,059)

Total liabilities and stockholders' deficit	$ 979,108

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total revenues	$ 102,605	$ 25,715	$1,016,682	$ 26,710

Cost of sales	(108,922)	(6,796)	(968,290)	(19,826)
Selling, general, and administrative expense	950,877	(817,037)	1,714,952	(1,464,295)

Profit (loss) from operations	944,560	(798,118)	1,763,344	(1,457,411)

Other income (expense)	1,134,740	24,433	1,135,585	41,213
Interest (expense)	75,487	(231,900)	(154,033)	(471,219)

Net income (loss)	2,154,787	(1,005,585)	2,744,896	(1,887,417)

Imputed preferred stock dividend	0	(1,891,493)	0	(3,782,986)

Net income (loss) attributable to common shareholders	$2,154,787	$ (2,897,078)	$2,744,896	$(5,670,403)

Net income (loss) per common share - basic and diluted	$ 0.15	$ (0.47)	$ .18	$ (1.39)

Weighted average shares - basic and diluted	14,401,620	6,211,618	15,599,510	4,079,830

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS
for the six months ended June 30,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 2,744,896	$ (1,887,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,454	43,137
Stock and options issued for services	(2,499,091)	965,100
Amortization of discount on long-term debt	-	355,274
Interest expense converted to equity or debt	130,395
Gains on sale of subsidiary	(1,135,585)	(32,598)
Decrease (increase) in:
Accounts Receivable	(152)	(19,615)
Deposits and Prepaid Expenses	(18,149)	-
Increase (decrease) in:
Accounts Payable	402,413	(35,958)
Accrued liabilities	111,513	226,068

Net cash used by operating activities	(165,305)	(386,009)
Cash flows used in investing activities:
Purchases of property and equipment	(21,898)	(4,221)
Additions to Security Deposits	10,000	-
Net cash used by investing activities	(11,898)	(4,221)
Cash flows from financing activities:
Proceeds from issuance of common stock	107,503	365,000
Proceeds from issuance of notes payable	60,141	86,000
Payments on convertible long-term debt	(2,998)	-
Net cash provided by financing activities	164,647	451,000
Net increase (decrease) in cash and cash equivalents	(12,557)	60,770
Cash and cash equivalents at beginning of period	16,196	5,458
Cash and cash equivalents at end of period	$ 3,639	$ 66,228

See accompanying notes to condensed consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The financial statements reflect the consolidated results of Integrated Media Holdings, Inc. and its wholly owned subsidiaries Endavo Media and Communications, Inc., WV Fiber, Inc., Bidchaser, Inc. and New Planet Resources, Inc.  All material inter-company transactions have been eliminated in the consolidation. WV Fiber was sold on April 11, 2007 as described in Recent Events of this filing. Therefore, our financial statements reflect WV Fiber results through April 10, 2007.

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

Net Loss Per Common Share.  Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.  The earnings per common share for the six months ended June 30, 2006 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2006.  Options, warrants, convertible debt and convertible preferred stock, which if exercised or converted would require the company to issue approximately 63,000,000 shares of common stock, are not included in the diluted earnings per share calculation for June 30, 2007 and 2006, respectively, since their effect on a net loss per share calculation is anti-dilutive.

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

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Companyhad adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Property and Equipment.  Property and equipment are recorded at cost less accumulated depreciation.  Depreciation and amortization on property and equipment are determined using the straight-line method over a five year estimated useful life of the asset.

NOTE 2—GOING CONCERN

The Company has a working capital deficit, a stockholders’ deficit, and has experienced recurring net losses from operations for most periods prior to the quarter ended June 30, 2007.  These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of June 30, 2007 consisted of the following:

On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Two Year Notes and related securities, including common stock warrants and additional investment rights.  These Notes became due and payable in full on February 22, 2007. In connection with these securities, the Company has filed a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of these notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future.  The Securities and Exchange Commission had declared this filing effective but we have not been able to keep the registration current. The debt is convertible to common stock at a beneficial conversion rate of $0.38 per share and1,597,529 warrants to purchase common stock were issued with the notes. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005. All the Additional Investment Rights expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which was being amortized over the two year term of the notes.  As of June 30, 2007, $1,425,000 has been amortized, although we continue to show accrued interest payable in the amount of $218,788. We have paid interest on these notes in the total amount of $21,079 in exchange for 79,038 shares common stock as of June 30, 2007. As of June 30, 2007 all of these Notes remained due and payable. Since the notes matured, we have been discussing possible conversion of these notes into common stock. Although we believe these notes will be converted into common stock, we can provide no assurance that we will successfully negotiate conversion with all the holders. Our common stock decline during the six months ended June 30, 2007 has made these negotiations difficult to finalize. Until these notes are converted, we are at risk that the holders can demand payment at any time and pursue all rights and remedies, under the terms of the note, if we are not able to make payment upon demand. Since the holders have a general lien on the company to secure these notes, our ability to survive a claim of this nature and magnitude is doubtful, based on our financial position as of June 30, 2007.

Convertible Promissory Notes payable to and purchased by Omnia LLC and dated August 3, 2004, totaled $50,000 principal. On June 7 and 9, 2007, holder converted $10,000 total principal, along with interest payable, into 287,618 shares of common stock.

Convertible Promissory Notes payable purchased by a private equity fund totaled $2,311,300.  To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company’s Series A Preferred shares or common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was converted into 491,937 shares (adjusted for reverse split), leaving $455,300 in principal amount outstanding as of June 30, 2007. The notes are due on demand and bear interest at 18% per year.  The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004. In 2006, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the total amounts of $119,000 in exchange for proceeds in the amount of $109,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of March 31, 2007, a total amount of $119,000 of these Promissory Notes remains outstanding.

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

On From July to December 2006, we issued promissory notes to certain individual accredited investors in the total amount of $1,228,000 in exchange for proceeds in the same amount. These notes were surrendered and cancelled by the Company on April 11, 2007, pursuant to the sale of WV Fiber to Ultra Global Investments as discussed the Recent Events section of this filing.

On August 8, 2006, our subsidiary, WV Fiber Inc (formerly Louros Networks Inc), issued a $850,000 secured promissory note to HT Investments LLC a post-petition secured creditor of WV Fiber LLC, the company from which we completed an asset purchase. This note was transferred from us to Ultra Global Investment on April 11, 2007, pursuant to the sale of WV Fiber to Ultra Global Investments as discussed the Recent Events section of this filing.

On September 20, 2006, we issued a promissory note in the amount of $35,000 to a related party in exchange for cash proceeds in the same amount. This note was surrendered and cancelled by the Company on April 11, 2007, pursuant to the sale of WV Fiber to Ultra Global Investments as discussed the Recent Events section of this filing.

NOTE 4—COMMON AND PREFERRED STOCK TRANSACTIONS

The Company issued 50,000 shares of common stock for consulting services valued at $5,000 in total during the three months ended June 30, 2007.

On April 2, 2007 we reissued 813,494 Series A Preferred shares to SovCap Equity Partners, Ltd. The shares had been contributed to us by SovCap under agreement for the asset purchase of WV Fiber completed in August 2006. We also agreed to return unissued shares to SovCap after the purchase and related transactions were completed, which equaled 813,494 shares.

On April 11, 2007, 3,308,000 shares of common stock, 646,770 shares of Series A preferred stock and approximately $1.2 million in promissory notes, convertible into approximately 4.8 million shares of common stock were surrendered to us and retired into our treasury as a result of the sale of WV Fiber to Ultra Global Investment, LLC. More details of the sale are discussed in Recent Events section of “Managements Discussion & Analysis” below.

On June 7 and 9, 2007, we converted at total of $10,000 in outstanding Convertible Promissory Note principal, held by Omnia LLC since 2004, into 287,618 shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

    None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended  June 30, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

WV Fiber Inc.

On August 8, 2006 we closed the purchase of the assets of WV Fiber LLC, a provider an Internet transit and network transport services, through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media. On April 11, 2007, we sold WV Fiber, Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah (former directors of Integrated Media Holdings) . Therefore our financial statements for the six months ended June 30, 2007 include WV Fiber only through April 10, 2007. Please refer to Note 4 in our “Notes to Condensed Consolidated Unaudited Financial Statements” above and in the “Recent Events” section of “Managements Discussion & Analysis” for more details of the sale.

Bidchaser Inc.

On October 2, 2006 we closed the merger of Bidchaser, Inc. with our wholly-owned subsidiary, BCI Acquisition Corporation, and changed the name of the company to Bidchaser, Inc. Bidchaser, headquartered in Orlando, Florida, is an information technology provider that has created an online trading community and electronic commerce engine to provide online merchants with tools to handle their reporting needs, control their inventory and manage both contact and post sale activities. Bidchaser’s primary merchant websites are qshopnow.com and qbidnow.com. The company had also considered the development and launch of other market-specific online merchant portals through Bidchaser, including services that target Indian consumer markets, such as consumer good, travel, art, entertainment, and web design services.  During April 2007, Bidchaser management resigned from Bidchaser in order to pursue the purchase of WV Fiber, along with WV Fiber management, which occurred on April 11, 2007. Based on management’s retirement and early results from marketing efforts for merchant portals, we  decided during the quarter ended June 30, 2007 to discontinue marketing efforts and Bidchaser operations. We may be able to utilize Bidchaser’s technology to support our content delivery business plan as a value-added component of our overall services offering and business plan in the area of digital media distribution and sales.

Recent Developments

As of June 30, 2007, outstanding Senior Secured Convertible Notes, dated February 22, 2005, remained due and payable since February 22, 2007. Since the notes matured, we have been discussing possible conversion of these notes into common stock. Although we believe these notes will be converted into common stock, we can provide no assurance that we will successfully negotiate conversion with all the holders. Our common stock decline during the quarter has made these negotiations difficult to finalize. Until these notes are converted, we are at risk that the holders can demand payment at any time and pursue all rights and remedies, under the terms of the note, if we are not able to make payment upon demand. Since the holders have a general lien on the company to secure these notes, our ability to survive a claim of this nature and magnitude is doubtful, based on our financial position as of June 30, 2007.

On April 11, 2007 we completed the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum (WV Fiber) and Harish Shah (Bidchaser) for the purpose of completing this purchase. The purchase price for this transaction was as follows: (a) $200,000 cash; (b) assumption and payment of all indebtedness due from the Company to HT Investments, LLC, in the principal amount of $1,046,822; (c) assumption of the indebtedness owed by the us to certain creditors in the total amount of $1,183,500; and (f) common stock and options in the total amount of 3,633,000 shares (g) Series A Preferred stock in the amount of 646,700, convertible into approximately 6,200,000 shares of common stock. We recorded and net gain on the sale of approximately $500,000.

Peter Marcum and Harish Shah resigned from our board of directors on April 11, 2007 and Mr. Shah resigned his position as President and CEO of Bidchaser in order to complete the purchase of WV Fiber and manage WV Fiber after the purchase. There were no legal disagreements between us and Mr. Marcum or Mr. Shah.

Results of Operations

Our operating results showed a increase in revenues and operating and net income for the three and six-month periods ended June 30, 2007 as compared to the same periods in 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Summary of Operations	2007	2006	2007	2006

Revenues	$ 102,605	$ 25,715	$ 1,016,682	$ 26,710
Cost of Sales	(108,922)	(6,796)	(968,290)	(19,826)
Gross Income (Loss)	(6,317)	18,919	48,392	6,884
Selling, general, and administrative costs	950,877	(817,037)	1,714,952	(1,464,295)
Operating (Loss)	944,560	(798,118)	1,763,344	(1,457,411)
Other income (expense)	1,134,740	24,433	1,135,585	41,213
Interest expense	75,487	(231,900)	(154,033)	(471,219)

Net Income (Loss)	$ 2,154,787	$ (1,005,585)	$ 2,744,896	$ (1,887,417)

Our revenues increased 4,000% in the six months ended June 30, 2007 compared to the same period in 2006.  WV Fiber, Endavo Media and Bidchaser each generated $996,562, $20,827, and $1,965 in revenues respectively. As noted in the Recent Events section above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007. Therefore, we only recorded operations results from WV Fiber until April 10, 2007 and will not record further operations from that company. The most significant contribution to our operations during the six months ended June 30, 2007 was from WV Fiber. Please refer to ”Recent Developments” above for more details of the sale.

Our cost of revenues increased as a percentage of our revenues in the same comparative periods from 74% to 95%.  We realized a reduction of stock options expenses in the amount of $2,611,392, as a result of a decline in our stock price from December 31, 2006 and June 30, 2007. Before accounting for the effect of the stock options expense reduction, our selling, general and administrative costs were $896,440, a decrease of approximately 39% during the six months ended June 30, 2007 compared to the same period in 2006.

Revenues

Our revenues increased to $1,016,682 in the six-month period ended June 30, 2007 from $26,710 in the same period in 2006.  This increase was mainly due to the acquisition of the operations of WV Fiber LLC, which consists generally of Internet transit and network transport services revenues. WV Fiber generated $996,562 in revenue. Our other subsidiary, Endavo Media, generated revenue in the amount of $20,827from the sale of its content delivery products and services. Bidchaser only generated $1,965 in e-commerce revenue from its merchant web portal, qshopnow,com. As noted in the Subsequent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007. Please refer to “Recent Developments” above for more details of the sale.

Cost of Revenues and Gross Margins

Our cost of revenues increased significantly to $968,290 in the six months ended June 30, 2007 from $19,826 in the same period in 2006.This significant increase was the result of the acquisition of the network operations of WV Fiber LLC into our subsidiary, WV Fiber Inc. The network used for providing Internet transit and network transport services has certain fixed costs associated with the lease of the fiber network and data center facilities around the network. Without WV Fiber, our cost of sales was only $17,042.

Our gross margin on sales in six months ended June 30, 2007 was income of $48,392 compared to a gross income of $6,884 in the same period in 2006. WV Fiber generated $45,314 in gross income, Endavo generated $3,785 in gross income and Bidchaser generated $1,965in gross income during the six months ended June 30, 2007.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased to $896,439 in six months ended June 30, 2007 compared to $1,464,295 in the same period in 2006, before accounting for the effect of a reduction in stock options expense in the amount of $2,611,391, as a result of the decline in our stock price during the six months ended June 30, 2007. The decrease in our SG&A costs was attributable primarily to decreases in stock issued for professional and consulting services. However, we showed an increase in payroll, commission and contract labor costs, primarily due to the acquisition of operations and employees of WV Fiber. We also increased our depreciation expense due to the acquisition of network equipment of WV Fiber. As noted in the Recent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007. Please refer to Recent Events section above for more details of the sale.

	Six Months Ended June 30,
	2007	2006
Selling General and Administrative Costs

Payroll Expenses	$ (2,323,084)	$ 227,334
Sales Commissions	33,743	-
Contract Labor	112,249	31,952
Office Expense	4,578	-
Professional services, including stock and options issued for services	184,302	1,053,818
Travel	25,893	33,113
Bad Debt	654	-
Employee benefits	27,068	9,606
Equipment expense	7,984	4,763
Advertising and marketing	31,227	4,865
Rent	19,457	8,682
Depreciation	98,454	43,137
Other	62,523	47,025

Total	$ (1,714,952)	$ 1,464,295

Other Income (Expense)

Our interest expense decreased significantly in the six-month period ended June 30, 2007 as compared to the same period in 2006, due to the cancellation of $1,183,500 in loans payable as part of the sale of WV Fiber, Inc. We also showed a significant increase in other income as a result of receiving a profit on the sale of WV Fiber.

	Six Months Ended June 30
Other Income (Expense)	2007	2006

Interest Expense	$ (154,033)	$ (471,219)
Other income	1,135,585	41,213
Total	$ 981,552	$ (430,006)

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the six months ended June 30, 2007, we generated a gross profit the amount of $48,392 and we financed remaining operations through the sale of WV Fiber and our own equity and debt securities. Though we have been successful at raising sufficient capital to sustain operations in the past, we can provide no assurance that we will be successful in any future funding efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations.

Current assets at June 30, 2007 totaled $155,283 as compared to approximately $634,615 in the prior quarter ended March 31, 2007. The significant decrease is due the sale of WV Fiber on April 11, 2007.

We expect that a significant portion of our liabilities listed on the balance sheet under the headings ”Accrued Liabilities” and “Note Payable” will be retired by issuing stock versus cash during the next 12 months, although we cannot provide assurance that we will successfully convert short term notes and loans payable.

We anticipate that we will incur significantly less operating and capital expenditures network infrastructure as a result of our sale of WV Fiber as discussed in the Recent Events section above. Please refer to Recent Events above for more details of the sale. As Endavo’s business is primarily software driven, the costs of acquiring and operating the systems necessary to support operations and generate revenue are significantly lower than WV Fiber’s fiber network operations. Going forward, however, we anticipate that we will incur significantly more sales and marketing costs and a modest amount of additional capital expenditures as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate acquiring credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in Endavo’s SG&A costs in the future, as the company rolls out its sales and marketing plans for content delivery products and services beginning in the 2nd half of 2007. Until we achieve substantial revenues or profitability over several quarters, we will be dependent on raising capital in order to remain in operation.

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

(b). Reports on Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement. On April 1, 2007, the board of directors recommended and majority shareholders approved by consent the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah for the purpose of completing this purchase. We signed a Securities Purchase Agreement with Ultra Global on April 11, 2007. The purchase price for this transaction was as follows: (a) $200,000, payable in equal installments of $50,000 each, with the first such installment being due on April 11, 2007, and subsequent installments due pursuant to a Promissory Note, which was issued and delivered to us on the Closing Date; (b) assumption and payment of all indebtedness due from the Company to HT Investments, LLC, in the principal amount of $1,046,822; (c) assumption of the indebtedness owed by the us to certain creditors in the total amount of $1,464,484 , as set forth in more detail in a schedule attached to the purchase agreement; (e) assumption by the Buyer of indebtedness in the amount of $87,500 owed by the Seller to M & A Partners, Inc., dated October 26, 2006; and (f) surrender to the Seller for cancellation of Seller's capital stock or employee options or warrants exercisable for common stock equivalent, in the aggregate, to approximately 4,000,000 shares of common stock (assuming conversion of any preferred shares included within the capital stock so surrendered), provided, however, that this clause shall be satisfied if Buyer surrenders or causes surrender of such stock, options and warrants equivalent to at least 3,600,000 shares of common stock; and (g) surrender to the Seller for cancellation of an additional 402,607 shares of Seller's preferred stock, convertible into approximately 3,900,000 shares of common stock.

Item 8.01. Other Events. The Company filed a preliminary Information Statement on form PRE14C on April 16, 2007 and mailed a copy of the preliminary Information Statement to our shareholders around April 27, 2007. This preliminary Information Statement did not satisfy the requirement of Rule 14c-5(b) of the Exchange Act and therefore it should be disregarded. The Company intends to mail a definitive Information Statement regarding the closing of the transaction described above that will satisfy the requirement of Rule 14c-5(b) of the Exchange Act upon the filing of the final Information Statement with the SEC on form DEF14C.

Item 5.02. Departure of Directors. On April 10, 2007, Peter Marcum and Harish Shah submitted their resignations as members of the Board of Directors to pursue other endeavors and there was no disagreement between the parties. Mr. Shah also submitted his resignation as President and Chief Executive Officer of Bidchaser, Inc., a wholly owned subsidiary of Integrated Media Holdings, Inc., without disagreement between the parties.

Item 4.01 Changes in Registrant's Certifying Accountant. Merger Involving Independent Accountants  On July 1, 2007, we were informed by Ronald N. Silberstein, CPA, PLLC ("RNS"), the independent registered public accounting firm for Integrated Media Holdings, Inc. (the "Company"), as follows:

1. RNS has consummated a merger (the "Merger") with Maddox Unger, PLLC ("MU"). The name of the post-merger firm is Maddox Ungar Silberstein, PLLC ("Maddox Ungar Silberstein"), which is registered with the Public Company Accounting Oversight Board (United States); and

2. We are required to file this Form 8-K as notification that Maddox Ungar Silberstein succeeds RNS as our independent registered auditor.

Changes in Registrant's Certifying Accountants. As a result of the Merger, on July 1, 2007, RNS resigned as the Company's independent registered auditor. The Company has engaged Maddox Ungar Silberstein as its independent registered auditor effective July 1, 2007. The decision to change auditors was approved by the Company's board of directors. The Company did not consult with Maddox Ungar Silberstein on any matters prior to retaining such firm as its independent registered auditor.

RNS's audit report on the financial statements of the Company for the fiscal year ended December 31, 2006 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal year ended December 31, 2006 contained an uncertainty about the Company's ability to continue as a going concern.

During the year ended December 31, 2006, and through the interim period ended July 1, 2007, there were no disagreements with RNS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of RNS would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the year ended December 31, 2006, and through the interim period ended July 1, 2007, RNS did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B.

On July 5, 2007, the Company provided RNS with its disclosures in this Form 8-K disclosing the resignation of RNS and requested in writing that RNS furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. RNS's response is filed as an exhibit to this Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Date: August 20, 2007	By: /s/ PAUL D HAMM
Paul D Hamm, Chief Executive Officer and Chief Financial Officer