Form 10QSB
period 2007-09-30
Integrated Media Holdings, Inc.
filed 2007-11-16
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

    The number of shares of the issuer’s common equity outstanding as of November 16, 2007 was approximately 16,368,000 shares of common stock, par value $.001.

    Transitional Small Business Disclosure Format: Yes ☑  No  

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

	As of September 30,
	2007	2006
Assets
Current assets:
Cash	$ 11,890	$ 74,853
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	152,779	421,831
Prepaid Expenses	1,713	8,365
Deposits	-	16,214
Total current assets	166,382	521,263

Property and equipment, net	203,892	877,024
Other Assets	16,214	84,656
Goodwill	582,644	1,548,852
Total assets	$ 969,132	$ 3,031,795

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 539,835	$ 606,754
Accrued liabilities	1,047,948	1,258,742
Notes payable including related parties	888,998	2,518,477
Total current liabilities	2,476,781	4,383,973

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, 3,163,469 and 1,696,310 shares issued and outstanding, respectively	3,163	1,696
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,284,210 and 14,384,690 shares issued and outstanding, respectively	16,284	14,385
Additional paid-in capital	22,873,539	21,991,326
Accumulated deficit	(24,400,635)	(23,359,585)
Total stockholders' deficit	(1,507,649)	(1,352,178)

Total liabilities and stockholders' deficit	$ 969,132	$ 3,031,795

See accompanying notes to condensed consolidated financial statements.

1

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Total revenues	$ 25,897	$ 567,904	$ 1,042,579	$ 594,614

Cost of sales	(11,109)	(508,098)	(979,399)	(527,924)
Selling, general, and administrative expense	(256,184)	1,343,549	1,458,769	(3,153,506)
Profit (loss) from operations	(241,396)	1,403,355	1,521,948	(3,086,816)

Other income (expense)	-	628,198	1,135,585	669,411
Interest (expense)	(29,478)	(239,531)	(183,511)	(710,750)
Net income (loss)	(270,874)	1,792,022	2,474,022	(3,128,155)

Net income (loss) attributable to common shareholders	$ (270,874)	$ 1,792,022	$ 2,474,022	$ (3,128,155)

Net income (loss) per common share - basic and diluted	$ (0.02)	$ 0.15	$ 0.16	$ (0.47)

Weighted average shares - basic and diluted	15,425,930	11,966,432	15,541,440	6,708,697

See accompanying notes to condensed consolidated financial statements.

2

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS

	For the Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ 2,465,462	$ (3,128,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,530	84,903
Stock and options issued for services	(2,499,091)	2,192,282
Amortization of discount on long-term debt	-	532,911
Gains on settlements		(257,010)
Gains on the extinguishment of debt		(401,658)
Interest expense converted to equity or debt	130,395
Gains on sale of subsidiary	(1,135,585)	-
Decrease (increase) in:
Accounts Receivable	(1,786)	(58,572)
Deposits and Prepaid Expenses	(18,149)	(18,365)
Increase (decrease) in:
Accounts Payable	441,604	105,552
Accrued liabilities	205,283	374,551
Net cash used by operating activities	(292,338)	(573,562)
Cash flows used in investing activities
Purchases of property and equipment	(21,899)	(14,541)
Purchase of business assets	(0)	(1,662,500)
Additions to Security Deposits	10,000	-
Net cash provided by investing activities	(11,899)	(1,677,041)
Cash flows from financing activities:
Proceeds from issuance of common stock	242,787	1,286,498
Proceeds from issuance of notes payable	60,141	1,068,500
Payments on note payable	-	(35,000)
Payments on convertible long-term debt	(2,998)	-
Net cash provided by financing activities	299,931	2,319,998
Net increase (decrease) in cash and cash equivalents	(4,306)	69,395
Cash and cash equivalents at beginning of period	16,196	5,458
Cash and cash equivalents at end of period	$ 11,890	$ 74,853

See accompanying notes to condensed consolidated financial statements.

3

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

Net Loss Per Common Share.  Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.  The earnings per common share for the nine months ended September 30, 2006 have been adjusted to give retroactive effect to the one-for-forty reverse stock split effective March 13, 2006 as if the reverse stock split had occurred on January 1, 2006.  Options, warrants, convertible debt and convertible preferred stock, which if exercised or converted would require the company to issue approximately 67,000,000 shares of common stock, are not included in the diluted earnings per share calculation for September 30, 2007 and 2006, respectively, since their effect on a net loss per share calculation is anti-dilutive.

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

NOTE 2—GOING CONCERN

The Company has a working capital deficit, a stockholders’ deficit, and has experienced recurring net losses from operations for most periods prior to the quarter ended September 30, 2007.  These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3—SHORT-TERM NOTES PAYABLE

Notes payable and convertible notes payable outstanding as of September 30, 2007 consisted of the following:

On February 22, 2005, the Company consummated a private placement of $1,425,000 principal amount of 8% Senior Secured Convertible Two Year Notes and related securities, including common stock warrants and additional investment rights.  These Notes became due and payable in full on February 22, 2007. In connection with these securities, the Company has filed a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of these notes, exercise of the warrants, and the shares related to the additional investment rights if they are exercised in the future.  The Securities and Exchange Commission had declared this filing effective but we have not been able to keep the registration current. The debt is convertible to common stock at a beneficial conversion rate of $0.38 per share and1,597,529 warrants to purchase common stock were issued with the notes. 1,121,072 warrants were exercised in June 2005 and 11,911 (adjusted for reverse split) warrants remain outstanding with an exercise price of $5.70 (adjusted for reverse split) after giving effect to an amendment to the exercise price that occurred in June 2005. All the Additional Investment Rights expired unexercised in September 2005. The beneficial conversion feature and the warrants resulted in a discount to the notes of $1,425,000 which was being amortized over the two year term of the notes.  As of June 30, 2007, $1,425,000 has been amortized, although we continue to show accrued interest payable in the amount of $. We have paid interest on these notes in the total amount of $21,079 in exchange for 79,038 shares common stock as of September 30, 2007. As of September 30, 2007 all of these Notes remained due and payable. Since the notes matured, we have been discussing possible conversion of these notes into common stock. We have also discussed a possible sale of these notes to a third party. Although we believe these notes will ultimately be converted into common stock, we can provide no assurance that we will successfully negotiate conversion with all the holders. Our common stock decline during the nine months ended September 30, 2007 has made these negotiations difficult to finalize. Until these notes are converted, we are at risk that the holders may choose to issue a demand notice for payment at any time and pursue all rights and remedies, under the terms of the note, if we are not able to make payment upon demand. Since the holders have a general lien on the company to secure these notes, our ability to survive a claim of this nature and magnitude is doubtful, based on our financial position as of September 30, 2007.

Since 2002, we have issued Convertible Promissory Notes purchased by SovCap Equity Partners, Ltd., a private equity fund and related party, totaling $2,405,800.  To reduce long term debt outstanding $1,806,000 principal amount of these notes were converted into the Company’s Series A Preferred shares or common stock during 2004 and 2005. In the quarter ended March 31, 2006, $194,500 principal amount was also converted into 491,937 shares (adjusted for reverse split), leaving $405,300 in principal amount outstanding as of September 30, 2007. The notes are due on demand and bear interest at 18% per year.  The notes are convertible into the Company’s common stock under a beneficial conversion rate that resulted in the notes being initially discounted in 2004 by $340,700 all of which was amortized in 2004.

During the period of August 2005 through November 2006, the Company issued Promissory Notes to the same private equity fund holding Convertible Promissory Notes described above, in the total amounts of $163,000in exchange for proceeds in the amount of $153,000. These Notes carry a simple interest rate of 6% per annum and are payable on demand after 45 days from the issue date. As of September 30, 2007, a total principal amount of $163,000 of these Promissory Notes remained outstanding.

On March 24, 2006, the company issued a Promissory Note in the principal amount of $25,000 to AlphaWest Capital Partners, LLC, a related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand, after May 8, 2006, non-convertible and bears an annual interest rate of 12%. AlphaWest also loaned $4,250 in the first quarter of 2007 and $10,000 in the third quarter of 2007 with no interest payable or accrued.

During the third quarter ended September 30, 2007, the company issued a Promissory Note in the principal amount of $10,000 to John Lynch, a non-related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand or convertible at $0.08 per share, after February 15, 2008, and bears an annual interest rate of 15%.

On September 28, 2007, the company issued a Promissory Note in the principal amount of $25,000 to Coastal Financial Realty, Inc., a non-related party, in exchange for proceeds in the same amount. The Promissory note is payable on demand or convertible, after January 24, 2008, and bears an annual interest rate of 18%. The conversion price of this note is defined as the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date.

NOTE 4—COMMON AND PREFERRED STOCK TRANSACTIONS

The Company issued 75,000 shares of our Series A Preferred stock for consulting services valued at $72,000 in total during the three months ended September 30, 2007.

During the quarter ended September 30, 2007, we issued 107,910 shares of common stock as an interest payment in the amount of $5,071.79 on Senior Secured Notes dated February 22, 2005.

During the quarter ended September 30, 2007, we converted at total of $56,200 in an outstanding Convertible Promissory Note dated August 4, 2004, held by Omnia LLC, into 1,916,000 shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

    None

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Company and Industry Overview

Integrated Media Holdings was originally founded and incorporated in 1999 as CeriStar, Inc. by a group of technology entrepreneurs led by founder and former CEO of Iomega Corporation. On September 10, 2002, we merged with a wholly owned subsidiary of Planet Resources Inc., a non-operating publicly held company (together referred to as “Planet”) in which all of our issued and outstanding stock, including Convertible Preferred Series A shares and the Convertible Preferred Series B shares, were exchanged for shares of Planet common stock.  Series A and B preferred shares were exchanged at a rate of .757 shares for every common share of Planet and the common stock of the Company were exchanged into .322 shares of common stock of Planet.  Just prior to the merger, Planet authorized a 1 for 5.23 reverse stock split.  The merger was accounted for as a reverse merger with CeriStar being the accounting acquirer.  On October 15, 2002, Planet Resources Inc. was renamed CeriStar, Inc. The company changed its name to Endavo Media and Communications, Inc. in September 2004 to reflect its concentration on the distribution of content and services over the Internet and broadband networks. We executed a consolidation of equity capital in order to reposition the company to raise public capital. In September 2005, we consolidated operations to reduce costs while we redirected the company’s business plan focus and pursued possible acquisitions. In April 2006, we reorganized as a public holding company, changing our name to Integrated Media Holdings, Inc., in order to pursue the strategic objective of acquiring interest in broadband media and services companies, along with rolling out Endavo’s new business plans. In April 2006, Endavo began operating as a wholly owned subsidiary of Integrated Media Holdings, Inc. by way of a revival, reorganization and name change of Integrated Media’s subsidiary, Susquina, Inc., incorporated and acquired in 1999 as part of the CeriStar merger. Endavo Media and Communications, Inc. provides digital video delivery solutions and products to owners of video and media content through Internet Protocol, or “IP,” based networks.

After our September 2005 staff reorganization and under a newly refocused business plan, in 2006, Endavo began testing and launching specific new products designed to provide digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or IP, networks. Specifically, our new solutions facilitate the distribution of digital entertainment, information and communications services, on behalf of the owners of content and applications being distributed, to connected customers and broadband communities. We primarily distribute over a national fiber (IP) backbone network to reach consumers over the Internet, local broadband networks and through IP service providers. We call our integrated content management & distribution system and content delivery network the Endavo Digital Broadcast System (DBS). Our restructured vision and business plan is to distribute digital video and programming to certain targeted groups of broadband consumers through web-based portals, or communities, and to connected networks, platforms and consumer media devices. Our development plans and acquisitions in 2006 and 2007 were directed toward this vision.

Description of our Subsidiaries

Endavo Media and Communications, Inc.

After initial development and testing was successfully completed in early 2006, Endavo began marketing its EnHance and EnVision products to website owners, music artists and labels, owners of independent film libraries, television channels, and self-produced audio and video content. By the end of 2006, we were developing and testing numerous web-community, digital video portal and "Broadband TV" projects for prospective customers. We began developing our IPTV and web streaming solution, EnVision, during the 3rd quarter of 2006 and now market EnVision, along with EnHance, as part of our integrated web video delivery solutions.

Our “EnHance” content delivery solution provides a cost effective method for owners of web-based communities or portals to increase user traffic on their websites by offering high-quality video content that is delivered directly to the personal computer of each registered user from the website community. EnHance utilizes the latest managed peer-to-peer (P2P) distribution platform technologies, integrated into our Digital Broadcast System, which provides certain cost efficiencies for distributing to larger networks of users. EnHance is particularly attractive to content owners seeking to deliver high-resolution programming cost-effectively to a large network of users. We target our marketing of our EnHance solution toward content owners who have an existing inventory of video content or programs and ideally also have an existing audience from other distribution sources, such as radio, web or television. EnHance enables a content owner to cost-effectively expand or strengthen their existing viewer or listener base by offering and marketing their programming digitally to any broadband connected user worldwide.

Our “EnVision” content delivery solution employs video streaming technologies utilized by content owners, websites, organizations and enterprise for streaming video programming (live or play-out) on their websites for the purpose of entertainment, information, communication and brand-building. EnVision can be used to redistribute existing TV channels (satellite, cable, or air) over the web or to deliver new programming and channels to IPTV networks or set top box (STB) TV providers to be viewed on television sets as an alternative to traditional broadcast methods. EnVision supports simulcast, live and play-out delivery methods. EnVision also allows distribution of streaming video to cell phones or mobile networks.

During the nine months ended September 30, 2007, we have begun down-linking satellite television channels into our network on behalf of customers, encoding them into digital format to be distributed over the Internet and played out through the Windows Media Player platform from the content owner’s websites.

Generally, Endavo’s business model is to generate revenues by providing managed content and services delivery solutions over the Internet and broadband networks, technical support, digital commerce transaction processing and other specialized services. We also expect to receive “set-up” and customization fees for initial customization and integration of our products to meet the specific needs of our content partners within their existing websites or by developing new customer interfaces. Once our core systems are in place and operational on our network, we expect to quickly accelerate revenue growth and achieve greatly improved margins as our ongoing operations are predominantly software driven.

The Endavo Digital Broadcast System (DBS).  Endavo enables digital content and services to be distributed all the way down to the end-user’s PC or other IP-enabled devices directly, via open or closed web-based portals, accessed through any broadband Internet connection, or through “closed” community broadband networks controlled by local network service providers. We have aggregated and integrated various content delivery, management, tracking and accounting applications and platforms necessary to provide a comprehensive closed digital media broadcast distribution platform that delivers content programming and allows for content and service management directly to many end users in multiple formats and over multiple platforms from our media management system.

Endavo's integrated content management and distribution solution is comprised of the following basic components to create a Digital Broadcast System for digital content and services delivery:

•
The Delivery Platforms - An integrated set of multiple content and service delivery platforms used to translate all content and applications into common signals so they all can be transmitted together over a single IP network and delivered to common end-user devices, such as personal computers, mobile devices or set top boxes.

•
The Delivery Network - Endavo delivers digital signals over multiple content delivery networks to enable cost-efficient and reliable distribution over the Internet or directly to other broadband networks, including fiber, wireless and copper, for distribution to geographical groups of end users.

•
The Endavo Media Management System (EMMS) - An integrated digital asset management, programming, delivery and accounting framework that allows Endavo customers to preside over their entire inventory of digital content, manage delivery, track usage, bill for their services, secure and control access to content, and provide customer support. This system also provides remote management capabilities for easy 24/7 access by content and service provider.

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

•
A unique characteristic of Endavo's network will be the capability to use a peer-to-peer system, live/web streaming and flash streaming together in an integrated platform to deliver content to help content owners deliver a unique and rich user experience and create significant bandwidth efficiencies, through flexibility, within an on-demand environment.

Although we now have content delivery solutions, which have been tested and deployed in live environments, and we have begun marketing our solutions commercially this year, the key risk with Endavo’s business plan at this point is that we may not able to deliver our current pipeline of video projects for our customers, due to technological problems or limited resources, or that our customers are not able to successfully market their own content or services to a sufficient amount of targeted broadband users to produce satisfactory revenues for themselves or for us to sustain operations. Our success financially is largely dependent on the success of our customers. We have not yet achieved substantial sales since launching new products and services in 2006 and, therefore, we remain dependent on raising capital from financing resources and we will also ask some vendors to accept stock as payment for services in order to meet our obligations and operating expenses.  There can be no guarantee that these efforts will be successful and, therefore, we can provide no absolute assurance of our financial success or economic survival.

WV Fiber Inc.

On August 8, 2006 we closed the purchase of the assets of WV Fiber LLC, a provider an Internet transit and network transport services, through the United States Bankruptcy Court for the Middle District of Tennessee Nashville Division. All assets and operations of WV Fiber LLC were purchased by Louros Networks, a newly-formed wholly-owned subsidiary of Integrated Media. After unsuccessfully improving the financial performance of WV Fiber and to eliminate negative cash flow and creditor pressures on the company, on April 11, 2007, we sold WV Fiber, Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah (former directors of Integrated Media Holdings). Since our stock price declined during the period after acquiring WV Fiber, we were unable to obtain equity financing necessary to support WV Fiber’s operations or satisfy secured creditors of WV Fiber. As a result of the sale,  our financial statements for the nine months ended September 30, 2007 include WV Fiber only through April 10, 2007. Please refer to the “Recent Events” section of “Managements Discussion & Analysis” for more details of the sale.

Bidchaser, Inc.

On October 2, 2006 we closed the merger of Bidchaser, Inc. with our wholly-owned subsidiary, BCI Acquisition Corporation, and changed the name of the company to Bidchaser, Inc. Bidchaser, headquartered in Orlando, Florida, is an information technology provider that has created an online trading community and electronic commerce engine. The company had considered the development and launch of   market specific online merchant portals, including services that target Indian consumer markets, such as consumer goods, travel, art, entertainment, and web design services.  However, in April 2007, Bidchaser senior management resigned from Bidchaser in order to pursue the purchase of WV Fiber, along with WV Fiber management, which occurred on April 11, 2007. As a result of management’s retirement and early results from marketing efforts for merchant portals, we have been unable to support Bidchaser’s operations and therefore decided, during the quarter ended June 30, 2007, to discontinue marketing efforts and Bidchaser operations. We may be able to utilize some or all of Bidchaser’s software technology to support our content delivery business plan as a value-added component of our overall services offering and business plan, but we can provide no assurance that we will be successful in utilizing any of Bidchaser’s remaining assets, which consist mainly of proprietary software engineered specifically for their intended business of merchant portals. Bidchaser has been without employees or operations since April 11, 2007.

Recent Developments

As of September 30, 2007, outstanding Senior Secured Convertible Notes, dated February 22, 2005, remained due and payable since February 22, 2007. Since the notes matured, we have been discussing possible conversion of these notes into common stock or possible sale of the notes to interested third parties. Although we believe these notes will ultimately be converted into common stock, we can provide no assurance that we will successfully negotiate conversion with all the holders or find a buyer for the notes with the intent of conversion. Our common stock decline during the quarter has made these negotiations more difficult to negotiate and finalize. Until these notes are converted or paid, we are at risk that the holders can demand payment at any time and pursue all rights and remedies, under the terms of the note, if we are not able to make payment upon demand. Since the holders have a general lien on the company to secure these notes, our ability to survive a claim of this nature and magnitude is doubtful, based on our financial position as of September 30, 2007.

On April 11, 2007 we completed the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum (WV Fiber CEO) and Harish Shah (Bidchaser CEO) for the purpose of completing this purchase. The purchase price for this transaction was as follows: (a) $200,000 cash; (b) assumption and payment of all indebtedness due from the Company to HT Investments, LLC, in the principal amount of $1,046,822; (c) assumption of the indebtedness owed by the us to certain creditors in the total amount of $1,183,500; and (f) common stock and options in the total amount of 3,633,000 shares (g) Series A Preferred stock in the amount of 646,700, convertible into approximately 6,200,000 shares of common stock. We recorded and net gain on the sale of approximately $500,000. Our 2007 financials reflect WV Fiber operations from January 1, 2007 until April 11, 2007.

Results of Operations
Our operating results showed a decrease in revenues, a decrease in operating losses but a decrease net income for the three-month period ended September 30, 2007. For the nine-month period ended September 30, 2007, we showed an increase in revenues, a decrease in operating losses and an increase in net income, as compared to the same periods in 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Summary of Operations
Revenues	$ 25,897	$ 567,904	$ 1,042,579	$ 594,614
Cost of Revenue	(11,109)	(508,098)	(979,399)	(527,924)
Gross Income (Loss)	14,787	59,806	63,179	66,690
Selling, general, and administrative costs	(256,184)	1,343,549	1,458,769	(3,153,506)
Operating Income (Loss)	(241,396)	1,403,355	1,521,948	(3,086,816)
Other Income (Expense)	-	628,198	1,135,585	669,411
Interest Expense	(29,478)	(239,531)	(183,511)	(710,750)
Net Income (Loss)	$ (270,874)	$ 1,792,022	$ 2,474,022	$ (3,128,155)

Our consolidated revenues increased 75% in the nine months ended September 30, 2007 compared to the same period in 2006.  Individually, WV Fiber, Endavo Media and Bidchaser each generated $996,562, $46,673, and $1,965 in revenues respectively. As noted in the Recent Events section above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007. Therefore, we only recorded operations results from WV Fiber until April 10, 2007 and will not record further operations from that company. The most significant contribution to our operations during the nine months ended September 30, 2007 was from WV Fiber. Please refer to “Recent Developments” above for more details of the sale.

Our revenues decreased 95% during the quarter ended September 30, 2007, compared to the same period in 2006, to $25,897. This decrease was a result of the sale of WV Fiber in April 2007, which generated most of our revenue during the third quarter of 2006, as well as for previous quarters in 2007. All revenue in the third quarter was generated from Endavo Media.

Our cost of revenues increased modestly as a percentage of our revenues in the same comparative periods from 88% to 93%.  Our operating expenses decreased significantly in the nine months ended September 30, 2007, compared to the same period in 2006. However, we recorded a reduction of stock options expenses (expense credit) in the amount of $2,614,629 during the nine months ended September 30, 2007, as a result of a decline in our stock price from December 31, 2006 and June 30, 2007, and we recorded an expense charge of $927,182 during the same period in 2006. Before accounting for the effect of the stock options expense reduction this year and charge last year during the same period, our selling, general and administrative costs were $1,115,860 during the nine months ended September 30, 2007 compared to $2,226,324 during the same period in 2006, a decrease of approximately 50%.

Our cost of revenues decreased 98% during the quarter ended September 30, 2007, compared to the comparative quarter of 2006, to $11,109. This dramatic decrease was the result of the sale of WV Fiber, which generated most of our revenue but also had very high cost of sales relative to revenues generated.

Revenues

For the three-month period ended September 30, 2007, we recorded $25,897 in revenues, entirely being generated from Endavo Media, since WV Fiber was sold on April 11, 2007 and Bidchaser ceased operations on the same approximate date. This resulted in a 95% decrease in revenues during the quarterly period ended September 30, 2007 compared to the same period in 2006.

Our revenues increased to $1,042,579 in the nine-month period ended September 30, 2007 from $594,614 in the same period in 2006.  This increase was mainly due to the acquisition of the operations of WV Fiber LLC in August 2006, which consists generally of Internet transit and network transport services revenues. WV Fiber generated $996,562 in revenue. Our other subsidiary, Endavo Media, generated revenue in the amount of $46,673 from the sale of its content delivery network products and services. Bidchaser only generated $1,965 in e-commerce revenue from its merchant web portal, qshopnow.com. As noted in “Recent Developments” above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007, therefore only recorded revenue from WV Fiber from August 8, 2006 to September 30, 2006, for the nine months ended September 30, 2006, and from January 1, 2007 to April 11, 2007, for the nine months period ended September 30, 2007. Please refer to “Recent Developments” above for more details of the sale.

Cost of Revenues and Gross Margins

Our cost of revenues increased significantly to $979,399 in the nine months ended September 30, 2007 compared to $527,924 in the same period in 2006.This significant increase was the result of the acquisition of the network operations of WV Fiber LLC into our subsidiary, WV Fiber Inc. The network used for providing Internet transit and network transport services has certain fixed costs associated with the lease of the fiber network and data center facilities around the network.

Our gross margin on sales in nine months ended September 30, 2007 was income of $63,179 compared to a gross income of $66,690 in the same period in 2006. WV Fiber generated $45,314 in gross income on 996,562 in sales Endavo generated $18,521 in gross income on $46,673 in sales, and Bidchaser generated $1,965 in gross income on $1,965 in sales during the nine months ended September 30, 2007.

During the quarter ended September 30, 2007, our cost of sales was only $11,109 on $25,897 in sales, a margin of $14,787. Since we sold WV Fiber on April 11, 2007 and Bidchaser ceased operations approximately the same date, we only recorded revenue from Endavo Media. Endavo has a significantly lower cost of sales relative to WV Fiber but has yet to produce substantial revenues or, therefore, gross income.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased to $1,115,860 in nine months ended September 30, 2007 compared to $2,226,324 in the same period in 2006, before accounting for the effect of stock options expenses during the comparative periods. For the nine months ended September 30, 2007, we recorded a reversal (credit) of our stock options expenses in the amount of $2,614,629, as a result of the decline in our stock price during the nine months ended September 30, 2007. During the comparative period in 2006, we recorded a charge of $927,182 for stock options expenses. Before the effect of stock options expense recognitions, the decrease in our SG&A costs was attributable primarily to decreases in stock issued for professional and consulting services. However, we showed an increase in payroll, commission and contract labor costs, primarily due to the acquisition of operations and employees of WV Fiber. We also increased our depreciation expense due to the acquisition of network equipment of WV Fiber. As noted in the Recent Events footnote above, we sold WV Fiber, Inc. to Ultra Global Investments, LLC on April 11, 2007. Please refer to Recent Developments section above for more details of the sale.

	Nine Months Ended September 30,
Selling, General, Administrative Costs	2007	2006
Payroll Expenses	$ (2,244,170)	$ 1,334,042
Sales Commissions	33,743	19,385
Contract Labor	150,325	66,577
Office Expense	4,599	1,023
Professional services, including stock and options issued for services	263,303	1,465,174
Travel	28,540	43,338
Bad Debt	654	-
Employee benefits	27,068	26,275
Equipment expense	7,984	6,181
Advertising and marketing	34,623	28,310
Rent	24,753	10,812
Depreciation	119,530	84,903
Other	90,280	67,486
Total	$ (1,458,769)	$ 3,153,506

Other Income (Expense)

Our interest expense decreased significantly in the nine-month period ended September 30, 2007 as compared to the same period in 2006, due primarily to the cancellation of $1,183,500 in loans payable as part of the sale of WV Fiber, Inc. We also showed a significant increase in Other Income as a result of receiving a profit on the sale of WV Fiber.

	Nine Months Ended September 30,
Other Income (Expense)	2007	2006
Interest Expense	$ (183,511)	$ (710,750)
Other income	1,135,585	669,411
Total	$ 952,074	$ (41,339)

Liquidity and Capital Resources

We do not have any significant credit facilities available with financial institutions or other third parties. During the three and nine months ended September 30, 2007, we generated a gross profit the amount of $14,787 and $63,179 respectively. We were required to finance remaining operations with the cash proceeds from the sale of WV Fiber and from the sale of our own equity and debt securities. Though we have been successful enough at raising sufficient capital to sustain operations in the past, we can provide no assurance that we will continue to be successful in any future funding efforts. Our stock price and liquidity has experienced a significant decline during the past year, which makes it increasing difficult to successfully raise capital using our equity securities. Our balance sheet is overburdened with liabilities, compared to assets, and we have a senior secured loan that is at a high risk of default, making it difficult for us to raise capital using debt or to obtain credit facilities. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail or cease operations.

Current assets at September 30, 2007 totaled $166,382 as compared to approximately $628,000 at the beginning of the year. The significant decrease is due the sale of WV Fiber on April 11, 2007, which held the majority of our current assets. Of the remaining $166,382, $139,000 represent accounts receivable on the books of Bidchaser Inc.

We expect that a significant portion of our liabilities listed on the balance sheet under the headings ”Accrued Liabilities” and “Notes Payable” will be retired by issuing stock versus cash during the next 12 months, although we cannot provide assurance that we will successfully convert short term notes and loans payable, especially if our stock price continues to decline.

We are incurring significantly less operating and capital expenditures network infrastructure as a result of our sale of WV Fiber as discussed in the Recent Events section above. Please refer to Recent Events above for more details of the sale. As Endavo’s business is primarily software driven, the costs of acquiring and operating the systems necessary to support operations and generate revenue are significantly lower than WV Fiber’s fiber network operations. Going forward, however, we anticipate that we will need to incur significantly more sales and marketing costs and a modest amount of additional capital expenditures than shown in the past quarter as we expect to procure new equipment and software systems to be installed into existing network facilities that will accommodate the delivery of content and services over our network or the network of our partners. We anticipate attempting to acquire a credit or leasing facilities by a third party in order to finance new equipment expenditures but can provide no assurance that we will be successful. We also anticipate a significant increase in Endavo’s SG&A costs in the future, as the company rolls out its sales and marketing plans for content delivery products and services during the rest of 2007 and into 2008. Until we achieve substantial revenues or profitability over several quarters, we will be dependent on raising capital in order to remain in operation.

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

INTEGRATED MEDIA HOLDINGS, INC.

Date: November 16, 2007	By: /s/ PAUL D HAMM
Paul D Hamm, Chief Executive Officer and Chief Financial Officer