Form 10KSB
Integrated Media Holdings, Inc.
filed 2008-04-15
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-16381
INTEGRATED MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Doing Business As
ARRAYIT COMPANY

Delaware	76-0600966
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

524 East Weddell Drive Sunnyvale, CA	94089
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (408) 744-1331

Securities registered pursuant to Section 12 (b) of the Act:  NONE

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

Registrant's revenues for its most recent fiscal year were approximately $ -

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on the OTC Bulletin Board on  April 10, 2008 was approximately $~

On April 10, 2008, there were approximately 16,419,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

TABLE OF CONTENTS

Item		Page
Part I
Item 1.	Business
Item 2.	Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.	Management's Discussion and Analysis
Item 7.	Financial Statements and Supplementary Data
Reports of Independent Registered Public Accounting Firms
Consolidated Financial Statements:
Consolidated Balance Sheet at December 31, 2007 and 2006 (As restated)
Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006 ( As restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 (As restated)
Consolidated Statements of Stockholder's Deficit for the Years Ended December 31, 2007 and December 31, 2006 (As restated)
Notes to Consolidated Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Part III
Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, List and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

Signatures

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

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Integrated Media Holdings, Inc., a Delaware corporation (“TeleChem” “ArrayIt”. "Endavo," the "Company," "we," "us" or "our"), is headquartered in Sunnyvale, California. We are a holding company that, subsequent to our year-end, on February 5, 2008, entered into a Plan and Agreement of Merger (the “Merger”) by and among IMHI, TeleChem International, Inc. (“TeleChem”), the majority shareholders of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of the Company (“Merger Sub”).  The Company, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties”.

Effective February 21, 2008, we completed the Plan and Agreement of Merger by and among us, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of the Company.  Consummation of the merger did not require a vote of our shareholders.  We issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary ..  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of the parent company.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock.  Finally, in connection with the merger, we changed the address of our principal executive offices to 524 East Weddell Drive, Sunnyvale, CA 94089.  Simultaneously with the merger we transferred our wholly-owned subsidiary, Endavo to an individual.  As a result, the transaction will be accountedf or as a reverse merger, where Telechem is the accounting acquirer resulting in a recapitalization of our equity.

During 2006 and 2007 we provided digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or Internet Protocol, networks. Prior to September 2005, the Company integrated broadband services, including voice, video, and data services to residential customers through IP based networks. The results of operations of Endavo, Bidchaser and WV Fiber (to April 11, 2007, the date of disposal) have been included in these financial statements and are presented as discontinued operations in the financial statements. On April11, 2007 we disposed of our wholly-owned subsidiary, WV Fiber, LLC.  During the fourth quarter of 2007, we  approved a plan to dispose of its wholly- owned subsidiaries, Endavo and Bidchaser.

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

General Business Description, Operating History and Change in Control

Through our merger with TeleChem, we have undertaken a new strategic and business direction to become primarily a biotechnology company. Our  core activities and associated capital investments will be redirected towards Microarray Analysis.

TeleChem’s business activities are in the life sciences, chemical trading and disease diagnostics areas.  It was founded in 1993 by Rene Schena and Todd Martinsky as a chemical import and export trading company.  TeleChem’s chemicals division provides customers with the raw materials required for plastics, water soluble fertilizers, and alternative fuels.  TeleChem entered the biotechnology sector with the creation of the ArrayIt® Life Sciences Division in 1996.  Because of the public interest in the Human Genome Project and microarray technology, TeleChem focused on microarray products and services for the research, pharmaceutical and diagnostics markets.  TeleChem’s ArrayIt® Division currently provides its patented microarray platform (US 6,101,946) to more than 3,000 installations serving an estimated 10,000 laboratories, making it the most widely used microarray technology in the world.  Supporting instruments, kits, reagents, and hardware complete the ArrayIt® line of more than 400 products making up what management believes is a universal microarray platform for any type of biomolecule.

During the year 2001, the Diagnostics Division was started in order to leverage the patented (6,913,879) multi-patient technology for genetic screening and testing.  This next generation microarray format allows clinical laboratories to examine tens of thousands of patients on a single microarray, providing much more cost-effective gene information for population-wide diagnostics than traditional “single patient” microarrays.  The company is currently developing or has developed tests for many major human diseases including cystic fibrosis, sickle cell anemia, and cancer.  ArrayIt intends to compete in the $20 billion molecular diagnostics arena.

The TeleChem customer base includes major universities, pharmaceutical and biotech companies, agricultural and chemical companies, government agencies, national research foundations and private sector enterprises around the world.  The company website receives more than 1,000,000 hits per month and the Shopping Cart allows on-line product ordering 24 hours a day. The website makes available the Electronic Library free-of-charge to the tens of thousands of researchers worldwide who wish to keep pace with the microarray literature. TeleChem scientists were featured on NOVA’s television show “Cracking the Code of Life” in 2001.  The company received the Rising Star Award from the City of Sunnyvale in 2002 and 2003, the Silicon Valley Top 50 Award from the San Jose Business Journal in 2003, and consecutive selection to the Inc. 500 List in 2002 and 2003 by Inc. magazine.

TeleChem’s principal office is in Sunnyvale, California. TeleChem presently has eight employees.

Industry Segment for 2008

Biotechnology in its simplest state, attempts to study the human gene to determine variances which when properly analyzed can identify differences which lead to cures for diseases. Each person has cells in their body which consist of DNA, RNA and proteins. Each DNA is 23 pair of chromosomes, each of which have certain unique characteristics. When analyzed under a microscope, these “genes” produces a “spot” on a graph that glows or reflects some color spectrum for analysis. In each cell in a human body, there are roughly 3 Billion of these spots. This is a finite number. Thus analysis of 3 Billion spots can produce anomalies which can further assist in determination of disease states and ultimately cures.

The industry which uses this technology is roughly 50% pharmaceutical and 50% research, including for-profit, governmental and educational institutions. The expected growth of this industry is exponential.

Arrayit, and its founders (specifically Mark Schena, Ph.D.) are leading providers of components which are used widely in the industry. Schena is acknowledged as the inventor of Microarray Analysis. Microarray Analysis is a five step procedure that uses microarrays to explore the biological, chemical and physical world of life sciences. It basically takes microscopic pieces of human material (saliva, blood, urine…etc.) and using a patented needle and print head gently places this on a customized glass slide. This slide can then be analyzed to determine the “spot” illumination. The print head was created by the founder’s father, and the glass slide along with other products are trade secrets. Prior to Microarray Analysis, the research laboratory or pharmaceutical company used a dish to grow and analyze these genes, as well as other creative procedures. Each had flaws which made the analysis unstable.  Microarray Analysis, the basis of Arrayit, creates a very stable, permanent description of the 3 Billion spots for long term analysis.

Many major research laboratories in the world use products manufactured or patented by Arrayit. Arrayit empowers the biotech industry by providing unique products and services to a universal biochemistry platform.

Competitive Advantages

In 2008, we plan to generate revenues from the following:

     Product                                   Competitor                                                      Proprietary                         Percent of Revenues
Glass Slides	Corning, Schott	Trade Secret	20%
Print Head and Needles	NONE	Patented	35%
Array Machine and Instrumentation	Genetix, Harvard BioScience (Digilab)	Trade Secret	10 to 20%
Chemicals and Reagents	Qiagen, Stratagene, Invitrogen	Trade Secret	10%
Instrumentation Hardware and Accessories	NONE	Trade Secrets	10 to 20%

The government recently announced that $18 Billion would be spent in 2008 on Agricultural Life Sciences, it is estimated that over $50 Billion is spent annually utilizing the technology, products or services of companies like Arrayit.

The future of the Biotech market:

Currently the industry expects to purchase 10,000 scanners over the next 12 months, and 100,000 scanners over the next five years. The cost is roughly $25,000 to $50,000 per scanner, and the margins are as high as 40%. The company can purchase the manufacturing of these scanners, which use their patented print head for under $20,000 each.

The shelf life of these products is estimated at five to thirty years. Unlike much of the technology industry, the data field is finite, and the process has limited upside development. The major cost is in the analysis which is largely human driven.

This is a uniquely American venture, with virtually no foreign competition. Thirty percent (30%) of the revenues are from exports.

Regulatory Matters

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. In addition, we believe we are in compliance with all relevant environmental laws.

Employees

As of December 31, 2007, our discontinued operations had no employees. On an as needed basis employees of our discontinued operations and our directors have provided general and administrative support. We have never experienced a work stoppage and consider our employee relations to be generally good.  TeleChem presently has eight employees.

Comment Letters Issued by the SEC

During 2007 and 2008, the SEC has issued comment letters relating to its previously issued financials reported on Forms 10KSB for the year ended December 31, 2006 along with interim financial statements for the periods during 2007 reported on Forms 10QSB related to various accounting issues.  We are in the process of responding to these comment letters and have included restated financial statements as of and for the period ending December 31, 2006 in this report.  We found errors relating to the previous reporting of our convertible debt, goodwill, and stock options.

ITEM 2. DESCRIPTION OF PROPERTY

Integrated Media Holdings has corporate headquarters and operates out of leased premises in Sunnyvale, California.

ITEM 3. LEGAL PROCEEDINGS

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  The jury awarded TeleChem $5 million in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix appealed the jury's decision, and requested that the damages award to TeleChem be reduced.  This appeal was denied.  Pediatrix put $5 million in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  The parties await the Third Circuit Court's response.

There are no other legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

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

Fiscal Year	Quarter Ended	High	Low
2006	March 31, 2006*	$2.20	$0.25
	June 30, 2006	$2.09	$0.30
	September 30, 2006	$1.30	$0.36
	December 31, 2006	$0.65	$0.35
2007	March 31, 2007*	$0.31	$0.10
	June 30, 2007	$0.15	$0.03
	September 30, 2007	$0.11	$0.01
	December 31, 2007	$0.02	$0.01

On March 31, 2008, the closing sale price of our common stock on the OTC Bulletin Board was $0.08 per share.

* On March 22, 2006, the Company effected a 40-for-1reverse stock split. All prices in this table have been adjusted for the reverse split as if the split had occurred on January 1, 2006. For a more detailed discussion of this reverse stock split see Item 6, Management's Discussion and Analysis - Recent Developments.

Holders of Record

On December 31, 2007, there were approximately 1,840 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities preferences to preferred shareholders exceed total assets. Similar laws will be applicable once we are re-incorporated in Nevada.  Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

Sales of Unregistered Securities

All sales of unregistered common stock that occurred in 2007 has been previously reported in our public filings with the Securities and Exchange Commission and is described in detail in Management' Discussion and Analysis below.

ITEM 6. PLAN OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2007, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the ArrayIT technology; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly capital expenditures to further its deployment of the ArrayIT offerings; and (v) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the ArrayIT operations in beginning in the second quarter of 2008.

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

Executive Overview

Through our merger with TeleChem, we have undertaken a new strategic and business direction to become primarily a biotechnology company. Our  core activities and associated capital investments will be redirected towards Microarray Analysis.

TeleChem’s business activities are in the life sciences, chemical trading and disease diagnostics areas.  It was founded in 1993 by Rene Schena and Todd Martinsky as a chemical import and export trading company.  TeleChem’s chemicals division provides customers with the raw materials required for plastics, water soluble fertilizers, and alternative fuels.  TeleChem entered the biotechnology sector with the creation of the ArrayIt® Life Sciences Division in 1996.  Because of the public interest in the Human Genome Project and microarray technology, TeleChem focused on microarray products and services for the research, pharmaceutical and diagnostics markets.  TeleChem’s ArrayIt® Division currently provides its patented microarray platform (US 6,101,946) to more than 3,000 installations serving an estimated 10,000 laboratories, making it the most widely used microarray technology in the world.  Supporting instruments, kits, reagents, and hardware complete the ArrayIt® line of more than 400 products making up what management believes is a universal microarray platform for any type of biomolecule.

During the year 2001, the Diagnostics Division was started in order to leverage the patented (6,913,879) multi-patient technology for genetic screening and testing.  This next generation microarray format allows clinical laboratories to examine tens of thousands of patients on a single microarray, providing much more cost-effective gene information for population-wide diagnostics than traditional “single patient” microarrays.  The company is currently developing or has developed tests for many major human diseases including cystic fibrosis, sickle cell anemia, and cancer.  ArrayIt intends to compete in the $20 billion molecular diagnostics arena.

The TeleChem customer base includes major universities, pharmaceutical and biotech companies, agricultural and chemical companies, government agencies, national research foundations and private sector enterprises around the world.  The company website receives more than 1,000,000 hits per month and the Shopping Cart allows on-line product ordering 24 hours a day. The website makes available the Electronic Library free-of-charge to the tens of thousands of researchers worldwide who wish to keep pace with the microarray literature. TeleChem scientists were featured on NOVA’s television show “Cracking the Code of Life” in 2001.  The company received the Rising Star Award from the City of Sunnyvale in 2002 and 2003, the Silicon Valley Top 50 Award from the San Jose Business Journal in 2003, and consecutive selection to the Inc. 500 List in 2002 and 2003 by Inc. magazine.

TeleChem’s principal office is in Sunnyvale, California. TeleChem presently has eight employees.

 Recent Developments

Summary of TeleChem Purchase and Share Exchange Terms:

On February 5, 2008 Integrated Media, TeleChem and the TeleChem Shareholders entered into the Merger Agreement pursuant to which Integrate Media will,, acquire 100% of the outstanding equity interest of TeleChem.  The Merger Agreement was amended effective January 11, 2008.

On or about February 21, 2008 there was the issuance of 1,000,000 shares of preferred stock that is convertible upon into 35,000,000 shares (a majority) of the common stock to the TeleChem Shareholders in exchange for 100% of the equity interests of TeleChem.  The parent company will then change its name to Arrayit Corporation  Afterwards there will be  a reverse split and increase in the number of authorized and unissued shares and conversion of the preferred shares. TeleChem will be then be a wholly-owned subsidiary of Integrated Media and the present TeleChem Shareholders will own approximately 73.5% of the outstanding equity interest and voting rights of the parent company.  Neither the first or second step of the Merger will require approval of shareholders of Integrate Media.

Upon completion of the “reverse-split” approved and reincorporation to the State of Nevada and adoption of the Nevada Articles of Incorporation that has been authorized by the board of directors and majority shareholders of Integrated Media, there will be approximately 47,637,860 outstanding common shares.  Approximately 35,000,000 common shares (73.5%) will be held by the present TeleChem Shareholders and approximately 11,537,860 common shares (24.20%) will be held by the present Integrated Media shareholders.

Private Placement Offerings

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

On March 9, 2007, we issued 64,830 shares of restricted common stock partially in exchange for cash proceeds of $5,000 under a private purchase agreement and partially as consideration for payment of an account payable for rent. The issuance was exempt under Regulation D.

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

During the quarter ended September 30, 2007, we issued 107,910 shares of common stock as an interest payment in the amount of $5,071on Senior Secured Notes dated February 22, 2005.

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

Critical Accounting Policies and Estimates

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

We identified our most critical accounting policies to be related to consolidation, goodwill valuation and impairment, accounting for convertible debt and accounting for stock based compesnation including stock options. A complete list of our accounting policies is contained in Note 1 to the notes of the consolidated financial statements. The following summarizes critical estimates made by management in the preparation of the financial statements.

Consolidation

The accompanying financial statements include the accounts of Integrated Media Holdings, Inc and all of its wholly-owned subsidiaries, including Endavo and Bidchaser  All intercompany accounts and transactions have been eliminated.

Impairment of Long- lived assets and Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized.
We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, we compare the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income, or discounted cash flows, approach. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.  We determined that as of December 31, 2006 (as restated) that the goodwill related to Bidchaser and WVFiber was impaired.  As such we incurred an impairment charge of $12,165,738 during the year ended December 31, 2006.

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and HedgingActivities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Following guidance by SFAS No. 133 and EITF 00-19, we determined the conversion feature of our “SOV Cap” notes , Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features  and warrants are determined using a Black-Scholes Model.

Accounting for Stock-based Compensation

We account for stock-based compensation issued to employees and directors under SFAS No. 123(R), “Share-Based Payment” and the related interpretations.  Under SFAS 123R, compensation cost for all share based payments granted are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized on a straight line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123(R). If at any date the portion of the grant-date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant date fair value is recognized.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, anticipate future losses and our independent auditors have expressed doubt about our ability to continue as a going concern, any of which may hinder our ability to obtain future financing.

In their report for our most recent fiscal year, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2007 in the amount of approximately $570,097 and a loss for the year ended December 31, 2006 in the amount of approximately $17,405,154. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we do not continue as a going concern, stockholders may lose their entire investment.

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

We may not be able to successfully deliver existing or develop new products and services in a cost-effective manner to meet customer demand .

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

RISKS RELATED TO OUR OUTSTANDING SECURITIES

The conversion of our debt by the holders and/or the exercise of warrants or options may result in dilution of the ownership interest of existing shareholders.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

On February 22, 2005, we completed a financing in which we issued a total of $1.425 million principal amount of 8% senior secured convertible notes due February 22, 2007 and warrants. The notes entitle the holders to convert principal and unpaid interest of $197,705 into shares of our common stock at a current rate of $0.38 per share, as of December 31, 2006, for a total of 4,270,279 our common stock. As required under the terms of those transactions, we were required to file a registration statement with the United States Securities and Exchange Commission under which the investors may resell to the public common stock acquired upon the conversion of the Notes. We filed a SB-2 registration statement in April 2005, which was declared effective in May 2005. However, that registration statement can no longer be relied upon for resale. The senior secured convertible noteholders may be able to rely on Rule 144 as an exemption from registration for resale of common stock. The notes matured on February 22, 2007, giving holders the right to demand payment in cash or shares of our common stock, at the holders’ discretion. As of the date of this filing, we have not received notice for payment or of default from any of the noteholders. However, we could receive notice of payment from any of the holders at any time. If we are not able to make payment in cash upon demand and if the holder does not accept payment in shares of our common stock, then we will be in default of these notes. Under default, holders would have the right to pursue remedy by legal claim, including under bankruptcy law, since these notes are secured by the general assets of the company under a filed UCC-1, as described further below.

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

The promissory notes were due and payable upon demand on February 22, 2007 and are currently in default. In addition, any event of default as described in the promissory notes could require the early repayment of the notes including a default interest rate of 28% on the outstanding principal balance of the promissory notes if the default is not cured with the specified grace period. We anticipate that the full amount of the promissory notes, together with accrued interest will be converted into shares of our common stock, in accordance with the terms of the promissory note or otherwise negotiated with holders to avoid default of outstanding notes. If we are required to repay the promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the promissory notes when required, the promissory noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

Following guidance by SFAS No. 133 and EITF 00-19, we determined the conversion feature of our Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features  and warrants are determined using a Black-Scholes Model.  The financial statements as of and for the period ended December 31, 2006 have been restated to reflect the cumulative effect of these derivative liabilities.  See Note 3 of the accompanying consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2007 and 2006 (As restated)
Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006(As restated)
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2007 and December 31, 2006 (As restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006(As restated)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integrated Media Holdings, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of Integrated Media Holdings, Inc.  (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We  conducted  our  audit  in  accordance  with standards of the Public Company Accounting  Oversight  Board  (United  States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting.  Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Media Holdings, Inc. as of  December 31, 2007, and the results of its operations and its cash flows for the  year  then ended  in conformity with accounting principles  generally  accepted  in  the  United  States  of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As  discussed in Note 2 to the consolidated financial statements,  the  Company  has  incurred recurring losses and  is  in  a  negative working  capital  position  and a stockholders' deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note 3 that were applied to restate the 2006 financial statements to correct errors.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the 2006 financial statements of the Company other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole.

Malone & Bailey, PC
www.malone-bailey.com
Houston, TX
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Integrated Media Holdings, Inc.
Sunnyvale, California

We have audited the before the effects of the adjustments for the correction for the errors described in Note 3 the accompanying consolidated balance sheet of Integrated Media Holdings, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended (the 2006 financial statements before the effects of the adjustments in Note 3 have been withdrawn and are not presented herein.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the errors described in Note 3, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Media Holdings, Inc and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 3 and, accordingly we not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Malone and Bailey, PC.

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

Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
April 11, 2007

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets		(As Restated)

Current assets:
Cash	$ -	$ 1,382

Total current assets	-	1,382

Other Assets		10,000
Assets of Discontinued Operations (Note 6)	247,945	1,865,109
Goodwill

Total assets	247,945	$ 1,876,491

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 5,044	$ 136,061
Accrued interest	850,462	560,179
Derivative liability	226,545	950,865
Notes payable including related parties, net of discount of $0 and $103,459, respectively	2,152,724	3,222,515

Total current liabilities	3,234,775	4,869,620

Liabilities of Discontinued Operations (Note 6)	1,463,741	2,975,058

Total liabilities	4,450,796	7,844,678

Stockholders' deficit
Preferred stock, $.001 par value; 4,600,000 shares authorized, 3,810,262 and 2,921,749 shares issued and outstanding, respectively	3,810	2,884
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,419,262 and 16,368,710 shares issued and outstanding, respectively	16,419	16,369
Additional paid-in capital	32,779,304	31,832,986
Accumulated deficit	(37,250,329)	(37,820,426)

Total stockholders' deficit	(4,450,796)	(5,968,187)

Total liabilities and stockholders' deficit	$ 247,945	$ 1,876,491

See accompanying notes to consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2007	2006 (As Restated)
Total revenues	$ -	$ -
Cost of sales	-	-
Selling, general, and administrative expense	(2,295,025)	(1,845,965)

Loss from continuing operations before other income (expense)	(2,295,025)	(1,845,965)

Other income (expense):
Gain on derivative liability	724,320	532,603
Gain on sale of subsidiary	3,510,458	-
Interest expense	(574,696)	(917,404)

Income (loss) from continuing operations	1,365,057	(2,230,766)
Loss from discontinued operations	(794,960)	(14,101,396)
Net income (loss)	570,097	(16,332,162)

Deemed dividend on preferred stock		(1,072,992)

Net income (loss) attributable to common shareholders from continuing operations	$ 570,097	$ (17,405,154)

Weighted average shares outstanding, basic and diluted	15,850,802	9,041,961
Continuing Operations	$ 0.09	$ (0.25)
Discontinued Operations	(0.05)	(1.56)
	$ 0.04	$ (1.81)

See accompanying notes to consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2007 and 2006 (As Restated)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance January 1, 2006	3,821,197	$ 3,821	21,259,300	$ 21,259

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	-	-	4,177,000	4,177
Services	-	-	7,684,800	7,685

Conversion of notes payable and interest to common stock	-	-	11,988,290	11,988

Stock issued for compensation	-	-	-	-

Stock issued to acquire operating assets of WV Fiber, LLC	990,116	990	4,055,450	4,055

Stock issued to acquire BidChaser ownership.	276,060	276	2,091,830	2,092

Reverse stock split (40:1)			(35,021,750)	(35,000)

Preferred stock conversion to common stock	(82,190)	(82)	133,790	113

Investor contribution of Series A Preferred Stock for acquisitions	(2,121,066)	(2,121)

Net loss

Balance December 31, 2006	2,884,117	$ 2,884	16,368,710	$ 16,369

Issuance of common stock for services			360,994	361

Issuance of common stock for unpaid rent of subsidiary			30,345	30

Settlement of unpaid note interest by issuance of common stock			951,283	951

Conversion of notes to common stock			1,439,438	1,440

Surrender for cancellation of common stock on disposal of WV Fiber			(3,246,000)	(3,246)

Common stock issued for cash			514,482	514

Preferred shares issued for consulting services	112,651	113

Re-acquisition of Series A Preferred Shares on disposal of WV Fiber	(646,774)	(647)

Re-issuance of Series A Preferred Stock previously contributed for acquisitions in 2006	1,460,268	1,460

Net loss

Balance December 31, 2007	3,810,262	$ 3,810	16,419,262	$ 16,419

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
Years Ended December 31, 2007 and 2006 (As Restated)

	Additional Paid-in Capital	Deferred Compensation	Subscriptions Receivable	Accumulated Deficit

Balance December 31, 2005	$16,339,567	$ -	$ -	$(21,488,264)

Issuance of common stock for:
Cash (common stock purchase or purchase warrant exercise)	1,206,000	-	-	-
Services	1,325,000	-	-	-

Conversion of notes payable and interest to common stock	967,000	-	-	-

Stock issued for compensation	1,430,904	-	-	-

Stock issued to acquire operating assets of WV Fiber, LLC	8,538,110	-	-	-

Stock issued to acquire BidChaser ownership.	1,989,285

Reverse stock split (1:40)	35,000

Preferred stock conversion to common stock

Deemed dividend on preferred shares	(1,072,992)

Discount on preferred shares associated with deemed dividend	1,072,992

Investor contribution of Series A Preferred Stock for acquisitions	2,121

Net loss				(16,332,162)

Balance December 31, 2006	$31,832,986	$ -	$ -	$(37,820,426)

Issuance of common stock for services	52,139

Stock issued for compensation	784,615

Issuance of common stock for unpaid rent of subsidiary	4,370

Settlement of unpaid note interest by issuance of common stock	51,750

Conversion of notes to common stock	48,560

Surrender for cancellation of common stock on disposal of WV Fiber	(486,900)

Common stock issued for cash	106,893

Preferred shares issued for consulting services	208,687

Re-acquisition of Series A Preferred Shares on disposal of WV Fiber	(930,708)

Re-issuance of Series A Preferred Stock previously contributed for acquisitions in 2006	1,106,912

Net loss

Balance December 31, 2007	$ 32,779,304

INTEGRATED MEDIA HOLDINGS, INC.
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006 (Restated)
Cash flows from operating activities:
Net income (loss)	570,097	$ (16,332,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services	1,045,915	2,763,589
Amortization of discount on notes payable	103,459	712,500
Interest expense converted to equity or debt	471,237	204,904
Gains on derivative liability	(724,320)	(532,603)
Gains on sale of subsidiary	(3,510,458)	-
Decrease (increase) in:
Other assets	10,000	-
Increase (decrease) in:
Accounts payable	(131,017)	242,057

Net cash used by operating activities before discontinued operations	(2,165,087)	(12,941,715)
Net cash provided by discontinued operations	2,056,087	10,494,900
Net cash used by operating activities	(108,785)	(2,446,815)

Cash flows used in investing activities
Purchases of property and equipment
Purchase of business assets
Additions to security deposits

Net cash provided by investing activities	-	-

Net increase (decrease) in cash and cash equivalents	(1,382)	(3,741)

Cash and cash equivalents at beginning of period	1,382	5,123
Cash and cash equivalents at end of period	$ -	$ 1,382

INTEGRATED MEDIA HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Integrated Media Holdings, Inc. and subsidiaries (collectively referred to as IMHI) provides digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or Internet Protocol, networks. Prior to September 2005, the Company integrated broadband services, including voice, video, and data services to residential customers through IP based networks. The Company, formed in December 1999, relocated to Atlanta, Georgia in December 2005 from Salt Lake City, Utah. IMHI was formerly known as CeriStar Inc. and Endavo Media Communications, Inc, which is also the current name of one of our subsidiaries.  The results of operations of Endavo, Bidchaser and WV Fiber (to April 11, 2007 – date of disposal) have been included in these statements and are presented as discontinued operations in the financial statements.

Effective February 21, 2008, IMHI completed the Plan and Agreement of Merger between IMHI, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly-owned subsidiary of IMHI.  Consummation of the merger did not require a vote of our shareholders.  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary of the Company.  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of the parent company.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding IMHI common stock.

For SEC reporting purposes, the merger between IMHI and TeleChem will be treated as a reverse merger with TeleChem being the “accounting acquirer” and, accordingly, it will assume the Company’s reporting obligations with the SEC after the effective date of the merger.

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

Reverse Stock Split

On March 22, 2006, IMHI completed a reverse stock split whereby the shareholders received 1 share of stock for every 40 that they previously owned.

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

Reclassification

Certain prior period items have been reclassified to conform to the current period presentation.   Some of these reclassifications are related to discontinued operations [decision to dispose of Endavo, WV Fiber and Bidchaser] and had no impact on net income (loss).

Impairment of Long-Lived Assets

IMHI reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. IMHI evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis.

Effective December 31, 2006, IMHI reviewed goodwill for impairment consistent with the guidelines of SFAS 142 using a discounted future cash flow approach to approximate fair value. As a result of testing our goodwill for impairment the Company determined that there was no value to the goodwill and recorded a goodwill impairment of $3,142,219.

Convertible Debt

IMHI reviews its convertible instruments for embedded derivatives.  Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and HedgingActivities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for 2007 and 2006, respectively, since their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers and directors in accordance with Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95,Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

2. Going Concern

IMHI has a working capital deficit, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about IMHI’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if IMHI  is unable to continue as a going concern.

The ability of IMHI to continue as a going concern is dependent on IMHI generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance IMHI will be successful in these efforts.

3. Restatement of Previously Issued Financial Statements as of and for the Period ended December 31, 2006

IMHI concluded as a result of various SEC comments letters to restate its financial results for the year ended December 31, 2006 to reflect additional non-operating gains/losses related to the classification of and accounting for (1) the conversion feature of the SSCN and SOVcap convertible notes and the warrants associated, (2) write off of certain uncollectible accounts receivable, (3) re-measurement of the goodwill associated with the purchase of WV Fiber, LLC and Bidchaser related to the preferred stock that was given in consideration of the merger; (4) impairment of the goodwill associated with WV Fiber and Bidchaser.  The accompanying financial statements for the year ended December 31, 2006 have been restated to effect the changes described above:

	As Initally Reported	Adjustment		As Adjusted
Consolidated Income Statement for the year ended December 31, 2006

Total revenues	1,504,000	(1,504,000)	(a)	-

Cost of sales	1,464,000	1,464,000	(a)	-
Selling, general, and administrative expense	5,901,000	4,055,035	(b)	(1,845,965

Loss from operations	(5,861,000)	4,015,035		(1,845,965

Other income (expense)	1,150,000	(1,150,000)	(a)	-
Gain on derivative liability		532,603	(c)	532,603
Interest expense	(1,002,000)	84,596	(a)	(917,404)

Loss from continuing operations	(5,713,000)	3,482,234		(2,230,766)

Loss from discontinued operations	-	(14,101,396)	(a)	(14,101,396)

Net loss	(5,713,000)	(10,619,162)		(16,332,162)

Deemed dividend on preferred stock	-	(1,072,992)	(d)	(1,072,992)

Net (loss) attributable to common shareholders	(5,713,000)	(11,692,154)		(17,405,154)

Net (loss) per common share - basic and diluted	$ 0.63	(2.44)	(e)	(1.81)

Weighted average shares - basic and diluted	9,041,961			9,041,961

(a) Change due to reclass to discontinued operations. See Note 6.
(b)  Change due to reclass to discontinue operations, correction to reduce stock based compensation of $1,229,906 in accordance with vesting terms,write-off of uncollectible receivables of $158,545 and impairment of fixed assets of $53,908

( c) To record gain on derivative liability based upon fair values at December 31, 2006. See Note 5.
(d) To correct accretion of preferred stock as a dividend
(e) To reflect basic and diluted earnings per share based upon corrected net income and weighted average shares

Balance Sheet Impact

In addition to the effects on IMHI’s 2006 consolidated statement of operations discussed above, the restatement impacted IMHI’s consolidated balance sheet as of December 31, 2006.  The following table sets forth the effects of the restatement adjustments on IMHI’s balance sheet as of December 31, 2006 as compared to the consolidated balance sheet as of December 31, 2006 initially reported:

	As Initially Reported	Adjustment		As Adjusted
Consolidated Balance Sheet as of December 31, 2006

Assets
Current assets:
Cash	16,000	(14,618)	(a)	1,382
Accounts receivable, net of allowance for doubtful accounts	608,000	(608,000)	(b)	-
Prepaid Expenses	4,000	(4,000)	(a)	-

Total current assets	628,000	(626,618)		1,382

Property and equipment	1,182,000	(1,182,000)	(c)	-
Other assets	66,000	(56,000)	(a)	10,000
Goodwill	3,142,000	9,023,446	(d)	-
		(12,165,446)	(d)
Assets of discontinued operations	-	1,865,109	(a)	1,865,109
Total assets	5,018,000	(3,141,509)		1,876,491

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	1,388,000	(1,251,939)	(e)	136,061
Accrued liabilities	1,050,000	(489,821)	(e)	560,179
Derivative liability	-	950,865	(f)	950,865
Notes payable including related parties	2,922,000	1,315,685	(g)	3,222,515
		(1,021,003)	(e)
		5,833	(o)

Total current liabilities	5,360,000	(490,380)		4,869,620

Liabilities of discontinued operations	-	2,975,058	(e)	2,975,058

Total liabilities	5,360,000	2,484,678		7,844,678

Stockholders' deficit
Preferred stock	3,000	(116)	(h)	2,884
Common stock	16,000	369	(i)	16,369
Additional paid-in capital	26,512,000	(1,425,000)	(j)	31,832,986
		(1,315,685)	(k)
		1,495,337	(l)
		7,528,109	(l)
		266,953	(m)
		368	(n)
		(1,229,096)	(p)
Accumulated deficit	(26,873,000)	(10,947,426)		(37,820,426)
Total stockholders' deficit	(342,000)	(5,626,187)		(5,968,187)

Total liabilities and stockholders' deficit	5,018,000	(3,141,509)		1,876,491

(a) Change due to reclass to assets of discontinued operations. See Note 6.
(b) Change due to reclass to assets of discontinue operations and write-off of uncollectible receivables of $158,545
(c) Change due to reclass to assets of discontinue operations and impairment of fixed assets of $53,908
(d) Change due to increase in goodwill resulting from correction of purchase price noted in (k) and impairment of goodwill of $12,165,446
(e) Change due to reclass to liabilities of discontinued operations. See Note 6.
(f) To record derivative value for convertible notes and related warrants based on fair value at December 31, 2006
(g) See (k)
(h) To correct the par value of the Series A Preferred stock
(i) To correct the par value of the common stock
(j) To reverse the impact of the convertible note balance of $1,425,000 which was discounted to zero by increasing additional paid in capital in 2005
(k) To reverse the impact of the 2005 and 2006 debt discount amortization from additional paid in capital to net of notes payable including related parties(g)
(l) To record the increase in purchase price related to WV Fiber and Bidchaser by $7,528,109 and $1,495,337, respectively due to valuation correction of preferred stock issued at time of purchase
(m) To record fair value of warrants exercised
(n) To adjust additional paid in capital for changes in par values of common stock
(o) Rounding correction
(p) To record stock based compensation decrease for $1,229,906 in accordance with vesting terms.

The balance sheet effect of the above restatements would be to increase stockholders’ equity at December 31, 2006 by $~ and to decrease goodwill  at December 31, 2006 by $3,142,000.

Income for the nine months ended September 30, 3006 would therefore be: six months ended  June 30, 2006 loss of  $(4,920,177) plus three months ended September 30, 2006 income of $1,792,022 = $(3,128,055), which is off by $1 from the 9/30/06 10-QSB due to rounding.

4. Purchase  Of  WV Fiber, LLC

On August 8, 2006,  IMHI  acquired  100 percent of the outstanding common shares of WV Fiber LLC ('WVF"), in exchange for the issuance of 4,055,488 common shares of IMHI’s common stock. The results of WVF's operations have been included in the consolidated statement of operations since that date. WVF is a global fiber-optic and IP (Internet Protocol) network that provides Internet transit and network transport services to ISPs, carriers and enterprise customers. WV Fiber delivers digital content streaming, IP, VPN and Internet solutions. The company is also developing content delivery network capabilities to provide network distribution of video, music, games and downloads.   The WV Fiber network connects with over 400 other networks via peering agreements, encompassing the U.S., Canada, Latin America, Europe, the Middle East, Asia and the Far East.

The aggregate purchase price was:

Cash	$1,662,500
4,055,488 shares of the Company's common stock valued at $0.63	2,554,934
917,486 shares of the Company’s preferred stock convertible into 8,807,857 shares of the Company's common stock valued at $0.63	5,548,980
Fees satisfied by the issuance of 72,626 shares of the Company’s preferred stock convertible into 697,210shares of the Company's common stock valued at $0.63	439,242
Assumption of Notes Payable of $850,000	$850,000

$11,055,655

The acquisition is accounted for as a purchase. Goodwill in the amount of $10,087,954 is recorded at the date of the acquisition.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 363,259
Property, plant and equipment	650,000
Deposits	29,910
Total assets acquired	1,043,169

Current liabilities	(75,465)
Long-term liabilities	(850,000)
Total liabilities assumed	(925,465)
Net liabilities assumed	$ 117,704

On April 1, 2007, the board of directors recommended and majority shareholders approved by consent the sale of WV Fiber Inc. to Ultra Global Investments, LLC, a company formed by Peter Marcum and Harish Shah for the purpose of completing this purchase. The effective date of the sale is April 11, 2007. Pursuant to the sale of WV Fiber, Peter Marcum and Harish Shah resigned from our board of directors on April 11, 2007. There was no disagreement between Mr. Marcum or Mr. Shah and the board of directors

The following table summarizes the consideration received from the sale of WV Fiber. Inc.

Cash and short term notes	$ 200,000
Surrender for cancellation 3,246,000 shares of the Company's common stock valued at $0.15	486,900
Surrender for cancellation 646,744 shares of the Company’s preferred stock convertible into 6,209,030 shares of the Company's common stock valued at $0.15	931,355
Assumption by buyers of loans payable of $1,186,500 and accrued interest thereon of $128,153	1,314,653

Total consideration	$ 2,932,908

As a result of the transaction, a gain on the sale of a subsidiary $3,510,458 was recognized during 2007.

5. Convertible Notes and Derivative Liabilities

On February 22, 2005 the Company sold 8% senior secured convertible notes, at par, in the aggregate principal amount of $1,425,000. The Notes carry an interest rate of 8% and a maturity date of February 22, 2007. Interest is payable in cash or shares of common stock. In the event of default, an additional penalty interest of 18% will be assessed on unpaid principal and interest.

The notes are convertible into our common shares at 85% of volume weighted average price for twenty 20 trading days prior to conversion date. The Company simultaneously issued to the Investors five year warrants to purchase 1,597,534 shares of common. During 2005, 1,585,623 warrant shares were exercised and  relieved to equity on the balance sheet at December 31, 2005.

The Company evaluated the convertible debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". The Company determined that the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.

This results in the Company being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS No. 133. As a result, the Company has determined that all existing outstanding convertible notes are also subject to EITF 00-19 and  SFAS No. 133. The terms of those notes were disclosed under financial footnotes No. 6- Notes Payable.

The notes are carried at full face value as they are in default.  In addition, the fair market value of the derivative liability is recorded as of December 31, 2007 and 2006 to be $228,266 and $950,865, respectively.

Notes payable consisted of the following at December 31:
	2007		2006
Discounted convertible notes payable due to SovCap. SovCap is affiliated with an officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2007 and 2006, respectively, $50,000 and $195,000 of principal was converted into common stock.
	$ 405,300		$ 455,300

Notes payable due to SovCap bearing interest at 6% -8%	118,500		118,500

Notes payable due to SovCap, bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%. Balance is net of debt discount of $0 and $103,459 in 2007 and 2006, respectively.	1,425,000		1,321,541

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current.	25,177	*	25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174		74,174

Notes payable to an individual with interest at 10% collaterialized by receivables and due on demand.	17,826	*	17,826

Note payable to a financial group with interest rate at 12% and due on demand.	25,000		25,000

Note payable to HT Investments LLC issued during asset purchase of WV Fiber LLC. The note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber, Inc. The note is payable in 60% cash and 40% of the note is payable in Series ! Preferred shares of the Company. This note was sold as a part of the sale of WV Fiber, Inc. during 2007.	-		850,000

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date . Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500		1,228,000

Notes payable to former officer and other individual accredited investors	60,250		-

Notes payable due to SovCap	161,250	*	-

Note payable to a related party assumed during merger of BidChaser	-		128,000

	$ 2,356,978		$ 4,243,518
* Notes payables included in liabilities of discontinued operations	(204,254)		(1,021,003)
Notes payable including related parties	2,152,724		3,222,515

During 2007 and 2006, respectively, $50,000 and $169,500 in notes payable and accrued interest was converted to 2,203,779 and 296,725 shares of common stock adjusted for 40:1 reverse split that occurred in first quarter of 2006.

6.  Discontinued operations

On April11, 2007 IMHI disposed of our wholly-owned subsidiary, WV Fiber, LLC.  During the fourth quarter of 2007, IMHI approved a plan to dispose of its wholly- owned subsidiaries, Endavo and Bidchaser.  The results of operations of Endavo, Bidchaser and WV Fiber (to April 11, 2007, the date of disposal) have been included in these financial statements and are presented as discontinued operations in the financial statements.  The combined sales of Endavo, Bidchaser and WV Fiber, LLC, reported in discontinued operations, for the years ended December 31, 2007 and 2006, were $1,073,540 and $1,504,213, respectively. Endavo, Bidchaser and WV Fiber, LLC’s combined pretax loss, reported in discontinued operations, for the years ended December 31, 2007 and 2006, were $507,957 and $1,723,205, respectively. Prior year financial statements for 2006 have been restated to present the operations of Endavo, Bidchaser and WV Fiber, LLC as discontinued operations.

In conjunction with the discontinuance of operations,  IMHI recognized a loss of $3,142,419 in 2007 to record the impairment of goodwill. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” in the accompanying Balance Sheets at December 31, 2007 and 2006, and consist of the following:

	2007	2006
Assets of discontinued operations:
Cash	$ 99,996	$ 14,813
Accounts receivable	-	608,423
Prepaid expenses	-	3,570
Property and equipments	-	1,182,099
Other noncurrent assets	147,949	56,204
Total assets of discontinued operations	$ -	$ 1,865,109

Liabilities of discontinued operations
Accounts payable and accrued expenses	$ 1,463,965	$ 1,216,021

7. Income Taxes

At December 31, 2007, IMHI has net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $11,431,338 which will begin to expire in 2019. The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. It is also likely that utilization of the NOL's are limited based on announced changes in control of IMHI. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by IMHI’s recurring losses.

8. Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

As discussed in Note 6, pursuant to the original terms of the agreements, certain creditors converted $102,701 (2006 -$169,500) of loans and accrued interest into 2,390,731 (2006 -296,725) shares of common stock (adjusted for reverse split).  During 2007 a subsidiary’s landlord converted $4,400 of unpaid rent into 30,345 shares of common stock.

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

The 3,821,197 shares of preferred stock are convertible at a fixed conversion ratio of 9.6 into 36,683,592 shares of common stock any time after September 30, 2005. On March 22, 2006, IMHI entered into a 40 to 1 reverse stock split.  As a result the conversion ratio did not  the Series A Preferred stock holders received an incremental 35,766,404 shares.  IMHI evaluated the effect of the reverse stock split under EITF 00-27, “ Application of Issue 98-5 to Certain Convertible Instruments,” and determined that a reset had occurred.  IMHI recorded a beneficial conversion feature of $1,072,992 as a deemed dividend.  We have restated the 2006 financial statements to present this deemed dividend on the statement of operations.

Common Shares Issued for Service

IMHI has issued 4,871,784 common shares and 108,023 Series A Preferred shares, as well as 800,000 warrants (with exercise prices of $0.25) to consultants under consulting agreements that are generally three years or less. The associated expenses are amortized over the term of the contracts, with the unamortized portion (totalling $0 at December 31, 2006 and 2005) reflected as a reduction to stockholders' equity (deficit).

Options and warrants

IMHI  has issued 250,000 and 1,597,529 warrants in conjunction with the issuance of its securities and convertible debt during the years ended December 31, 2006 and 2005, respectively. Warrants that were issued generally do not have a life that exceeds five years. We issued 6.907,500 options to employees and consultants in 2006. Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2006	112,972	$0.05	-
Granted	6,020,000	$0.08	-
Canceled/forfeited	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2006	11,965,000	$0.09	- -
Granted	-	-	-
Canceled/forfeited	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2007	8,952,500	$0.10	- -

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2006:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	-	$0.05	421,362	6	0.03	0	0.70
0.09	-	0.10	1,673,512	7	0.08	0	0.10
0.10	-	0.60	6,593,781	8	9.34	0	0.37
0.60	-	0.42	236,345	8	1.19	0	1.19

9. Supplemental Cash Flow Information

During the year ended December 31, 2007, the Company had significant non - cash financing and investing activities as follows:

•	Converted $169,500 of notes and accrued interest into 296,725 (adjusted for reverse split)

•	Issued common stock and warrants to consultants and amortized the expense over the terms of the contracts, all in 2006, resulting in non-cash compensation expense of $4,173,541 in 2006

10. Commitments and Contingencies

IMHI may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. IMHI is currently unable to estimate the loss (if any) related to these matters.

11. Subsequent Events

On February 21, 2008, IMHI completed a plan and agreement of merger between IMHI and TeleChem International, Inc..  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the shareholders of Telechem in exchange for 100% of the equity interests of TeleChem.  The former shareholders of TeleChem now own approximately 73.5% of the oustanding interest in IMHI.  Simultaneously with the merger IMHI transferred its wholly-owned subsidiary, Endavo to Paul Hamm.  The consideration received by IMHI for the transfer to Mr. Hamm is the cancellation of 1,750,000 common stock purchase warrants.  As a result, the transaction will be accounted for as a reverse merger, where TeleChem is the accounting acquirer resulting in a recapitalization of IMHI’s equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s primary accountant, Maddox, Ungar, Silberstein, PLLC, was dismissed by the Company on March 19, 2008. No reports on the financial statements prepared by Maddox, Ungar, Silberstein, PLLC over the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for concerns about the Company's ability to continue as a going concern.  The decision to change accountants was, recommended and approved by the Board of Directors, on March 19, 2008.  During the two most recent fiscal years, and the subsequent interim period through March 19, 2008 (the date of dismissal), there were no disagreements with Maddox, Ungar, Silberstein, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Maddox, Ungar, Silberstein, PLLC would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Company retained the services of the accounting firm of Malone & Bailey, PC on March 19, 2008 as their principal accountant.  During the Company's fiscal years ended December 31, 2005 and 2006 and any later interim period, including the interim up to and including the date the relationship with Maddox, Ungar, Silberstein, PLLC ceased the registrant did not contact the new accountant prior to its engaging the new accountant regarding the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the registrant's financial statements.  During the Company's fiscal years ended December 31, 2005 and 2006, and any later interim period, including the interim up to and including the date the relationship with Maddox, Ungar, Silberstein, PLLC ceased the Company did not contact the new accountant prior to its engaging the new accountant regarding any matter that was either the subject of a disagreement or a reportable event.

During the two most recent fiscal years and the subsequent interim period through March 19, 2008 the Company did not contact the new accountant prior to its engaging the new accountant regarding any matter that was a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended December 31, 2005 and 2006, and any later interim period, including the interim up to and including the date the relationship with Maddox, Ungar, Silberstein, PLLC ceased.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Internal Controls
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

Management’s Assessment of Internal Control Over Financial Reporting
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

Current Directors and Executive Officers

Our board of directors currently consisted of four members on December 31, 2007. Peter Marcum and Harish Shah resigned from our board on April 11, 2007, as noted in the Subsequent Events section of this filing. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current board of directors, including each member's age and position with the Company.

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

PETER MARCUM - Mr. Marcum resigned from his position as Director on our Board on April 11, 2007.

HARISH SHAH - Mr. Shah resigned from his position as Director on our Board and President of Bidchaser on April 11, 2007.

Directors and Executive Officers after merger

On February 21, 2008, the following persons were elected to serve as executive officers and directors for the next year and until their successors are elected and qualified.

NAME	AGE	POSITION

Rene’ A. Schena	44	Chairman , Director, CEO & CFO

Todd J. Martinsky	42	Director, Vice President & COO

Mark Schena, Ph.D.	44	Chief Technology Officer, Secretary & Treasurer

William L. Sklar	60	Director

Paul Haje	52	Director of Advertising and Public Relations

Ms. Schena holds a degree in Language Studies from the University of California Santa Cruz.  She has 23 years experience in international business, including translation, contract documentation and commodities trading with a subsidiary of ConAgra from 1985 to 1988, and as a chemical import and distribution specialist, department manager, and later President of NuSource Chemical Corporation.

She founded TeleChem International, Inc. in 1993, continuing the import and export chemical distribution specialty, expanding into government bid business, and moving into the biotech sector in 1996.  TeleChem is a market leader in DNA microarray technology, providing tools and expertise for the explosive functional genomics and diagnostic screening markets.  In 2002 and again in 2003, TeleChem made Inc. Magazine’s list of the top 500 fastest growing privately held companies in the USA. In 2005, the Silicon Valley Business Journal recognized Ms Schena as the President of the 11th largest woman-owned business enterprise in the Silicon Valley.  Ms. Schena’s long-term contacts in the chemical industry, strong business background and management expertise are key contributions to TeleChem's infrastructure.  Ms. Schena is the sister of Mr. Martinsky and the wife of Dr. Schena.

Mr. Martinsky , Co-founder of TeleChem International, Inc., previously served as director of education and consulting at the Codd and Date Consulting Group.  Mr. Martinsky has led the ArrayIt Division to play a significant role in the microarray industry. He has authored several book chapters and other scientific literature and has become an internationally recognized lecturer, writer, consultant and teacher.  In addition to providing consulting services, Mr. Martinsky has spearheaded ArrayIt’s technical support team since 1997. Along with his daily technical and business direction of the ArrayIt Product line, Mr. Martinsky established successful alliances with corporate partners in manufacturing, reagents, equipment and distribution.  He is responsible for an educational outreach program that ensures that the broadly patented ArrayIt Micro Spotting Device is applied in the field with optimal scientific and technological accuracy. He is currently serving on the panel that is crafting future regulatory requirements for microarray manufacturing for the United States Pharmacopeia.  Mr. Martinsky is the brother of Ms. Schena.

Dr. Schena is a world-renowned biochemist whose research focuses on microarray technology, genomics, proteomics, genotyping, molecular diagnostics, and gene expression.  Dr. Schena and his colleagues at Stanford University published the first paper on microarrays in 1995 (Science 270, 467-470), catalyzing the explosive proliferation of microarray technology at academic and commercial institutions internationally.  The 95’ Science paper is the most highly cited paper in the history of Arabidopsis research and a recent article in The Scientist places Dr. Schena at positions 1 and 2 on the “microarray family tree”, confirming his role as the founder of microarray technology and substantiating his status as the Father of Microarray Technology. More than 20,000 laboratories in 35 countries are using microarrays to explore basic questions in biology, chemistry, agriculture and medicine, and the proliferation of the technology has resulted in more than 26,000 publications since the original 95’ Science publication. Dr. Schena is the husband of Ms. Schena.

Dr. Schena’s success can be traced to an incomparable scientific pedigree. He trained as a postdoctoral fellow with Dr. Ronald W. Davis in the Department of Biochemistry at the Beckman Center at Stanford University, and earned a Ph.D. with Dr. Keith R. Yamamoto in the Department of Biochemistry at UCSF, graduating first in an exceptional class.  Dr. Schena performed his undergraduate thesis work with Dr. Daniel E. Koshland, Jr. in the Biochemistry Department at UC Berkeley, earning a baccalaureate degree with greatest achievement and highest honors in 1984.  As a professional scientist, he has authored more than thirty scientific papers and books on subjects ranging from bacteria and yeast to plants and humans, and has campaigned tirelessly with scientists, physicians, federal regulatory agencies, granting agencies, and charitable organizations to promote microarray technology for the betterment of humankind. Dr. Schena edited the first two books on microarrays, DNA Microarrays: A Practical Approach by Oxford University Press, and Microarray Biochip Technology by Eaton Publishing Company, wrote the first microarray textbook Microarray Analysis for J. Wiley & Sons, and the first book on the proteomic applications of microarrays entitled Protein Microarrays by Jones & Bartlett.  Dr. Schena has recently completed a new methods book DNA Microarrays-Methods Express for Scion Publishing, and continues to lecture widely, having given more than 120 speeches in 15 countries since 1995. Dr. Schena was featured as one of the “Stars of Genomics” on the NOVA television special Cracking the Code of Life, which received more than 100,000,000 viewers worldwide, and is the most highly funded science documentary in United States history.

Dr. Schena is currently a Visiting Scholar and Consultant in the ArrayIt® Life Sciences Division at TeleChem International, Inc.  Dr. Schena is also the Chairman of NGS-ArrayIt, Inc and the Founder and President of Mark Schena Inc., an educational consulting company providing consulting services to a host of leading organizations such as Affymetrix, AlphaGene, ArrayIt, Biodot, Cartesian Technologies, Clontech, diaDexus, General Scanning, Genomic Solutions, GSI Lumonics, Incyte Pharmaceuticals, Irell and Manella, Johnson & Johnson, Morrison & Foerster, Motorola, Packard Instruments, Perkins Coie, Roche, Synteni, Technology Mentors, TeleChem International, Wilson Sonsini, Goodrich & Rosati, and others.  Dr. Schena resides with Ms. Rene Schena, the Founder and President of TeleChem International, Inc., in Los Altos, California.

Mr. Sklar has served as a consultant with Willmar Management Corp. since 1988.  Since September 2004 Mr. Sklar has been the Chairman and a Director of PaperFree Medical Solutions, Inc., a company trading on the OTC BB.  Since October 26, 2005 Mr. Sklar has been a director of Radiate Research a public company.  From July 1983 to October 1988 Mr. Sklar was the owner of Western Bag & Burlap a textile manufacturer.  Mr. Sklar   holds a Bachelor of Commerce from the University of Toronto.

Mr. Haje joined TeleChem in 1999 as the Director of Advertising and Public Relations.  He has successfully produced 63 major trade shows in the USA and Canada, 17 workshops, 11 VIP events, 76 unique full page print advertising campaigns, 18 direct mail campaigns, e-mail blasts, web site imagery and two full color company catalogs.  In 2003, Mr. Haje won the 2003 Signet Advertising Award for Best Full Page Ad in the life sciences sector.  Mr. Haje represented the company at the United States Food and Drug Administration’s Microarray Quality Control projects I and II, drawing important attention in the scientific press to the company and its H25K Whole Human Genome Chip.  H25K was one of only seven microarray platforms allowed to participate in the project, including Affymetrix, Agilent, Illumina, GE Healthcare and Applied BioSystems.  Mr. Haje has promoted the ArrayIt brand name through company exposure on prime time television, in cover stories, feature articles, trade publications, newsletters and web broadcasts.  TV includes PBS NOVA, ABC Night Line, CNBC Business Odyssey.  He has regularly booked cover stories and feature articles in Science, The Scientist, Nature, Genetic Engineering News, BioTechniques, Genome Technology, American Chemical Society, JAMA, PharmaGenomics, Genomics and Proteomics, BioScience Technology, BioArray News, BioInform, and Genome Web.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary compensation table

The following table sets forth the total compensation for the fiscal years ended December 31, 2007, 2006 and 2005 paid to or accrued for our chief executive officer and other executive officers, excluding executive officers paid less than $100,000 annually. Each of the following executive officers is referred to as a "Named Executive Officer."

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SARs (#)

Paul D. Hamm (1)	2007	$ 3,125	-	3,150,560
Chief Executive Officer	2006	$ 75,000	--	3,150,560
and President	2005	$ 95,000	--	525,000

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

The following table provides information on the value of each of our Named Executive Officer's unexercised options at December 31, 2007. None of our Named Executive Officers exercised any options during 2007.

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

Equity Compensation Plan Information

We maintain the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan pursuant to which we may grant equity awards to eligible persons. The following table provides information as of December 31, 2006 about equity awards under this plan in 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors, had prevously selected Maddox Unger Silberstein PLLC and its predecessor, Ronald N. Silberstein CPA PLLC, certified public accountants, as independent auditors to examine our annual consolidated financial statements for our fiscal year ending December 31, 2006 and 2007. The Company’s primary accountant, Maddox, Ungar, Silberstein, PLLC, was dismissed by the Company on March 19, 2008. The Company retained the services of the accounting firm of Malone & Bailey, PC on March 19, 2008 as their principal accountant to complete the examination of our consolidated financial statements for the fiscal year ending December 31, 2007.

We have paid or expect to pay the following fees toMaddox, Ungar Silberstein PPLC ( including the predecessor firm of Ronald N. Silberstein CPA PLLC) and Malone & Bailey, PC  for work performed in 2007and 2006 or attributable to the audits of our 2007 and 2006 consolidated financial statements:

	2006	2007
Audit Fees – Maddox Ungar Silberstein	$ 35,000	$13,456
Audit Fees Malone & Bailey		65,000
Audit-Related Fees	-	-
Tax Fees Maddox Ungar Silberstein	-	4,050
All Other Fees – Maddox Ungar Silberstein	1,855	13,600

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

The board of directors has reviewed the fees paid to Maddox, Ungar Silberstein PPLC (including the predecessor firm of Ronald N. Silberstein CPA PLLC) and Malone & Bailey, PC, and has considered whether the fees paid for non-audit services are compatible with maintaining their independence. The board of directors may additionally ratify certain de minimis services provided by the independent auditor without prior approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals, as applicable, in upcoming years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: April 15, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: April 15, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: April 15, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO