Form 10-Q
period 2008-05-20
Integrated Media Holdings, Inc.
filed 2008-05-20
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No []

APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of the issuer’s common equity outstanding as of May 19, 2008  was approximately 16,284,210  shares of common stock, par value $.001.

    Transitional Small Business Disclosure Format: Yes []  No  ☑

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2008

Signatures	13

This report contains trademarks and trade names that are the property of Integrated Media Holdings, Inc. and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-QSB, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,
•	our ability obtain and retain customers,

•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,

•	risks related to market acceptance and demand for our services,
•	the impact of competitive services,

•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I – FINANCIAL INFORMATION

ITEM 1.                                                                                                          FINANCIAL STATEMENTS
INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

As of March 31, 2008
Assets
Current assets:
Cash	$78,428
Accounts receivable, net of allowance for doubtful accounts of $89,003	650,071
Inventory	415,313
Prepaid expenses	2,080
Total current assets	1,145,892

Property and equipment, net	63,904
Assets of discontinued operations	247,946
Deferred legal expenses	2,069,758
Total assets	$3,527,500

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,509,272
Due to related parties	221,714
Customer deposits	9,186
Accrued interest	110,560
Derivative liability	115,435
Notes payable including related parties	3,670,170
Total current liabilities	9,636,337

Liabilities of discontinued operations	1,463,966
Total Liabilities	11,100,303

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, 3,163,469 shares issued and outstanding	3,163
Preferred stock, $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,284,210 shares issued and outstanding	16,284
Additional paid-in capital	29,680,426
Accumulated deficit	(37,272,779)
Total stockholders' deficit	(7,572,803)

Total liabilities and stockholders' deficit	$3,527,500

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2008	2007

Total revenues	$852,372	$1,020,749
Cost of sales	762,842	614,273
Gross Margin	89,530	406,476
Selling, general, and administrative expense	269,201	854,704
Profit (loss) from operations	(179,671)	(448,228)
Income from discontinued operations		441,154
Gain on derivative liability	111,109	181,080
Interest (expense)	(132,812)	(176,740)
Net income (loss)	$(201,374)	$2,735

Net income (loss) per common share - basic and diluted	$(0.012)	$0.00

Weighted average shares - basic and diluted	16,284,210	16.810.710

See accompanying notes to condensed consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
NOTES TOCONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in Form 10-KSB have been omitted.

NOTE 2- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For SEC reporting purposes, the merger between IMHI and TeleChem has been treated as a reverse merger with TeleChem being the “accounting acquirer” and, accordingly, it will assume the Company’s reporting obligations with the SEC after the effective date of the merger.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the cash flow projections used for the impairment tests, the assumption underlying estimate of the period used to amortize deferred revenue and the assumptions used to value the stock options issued to non-employees. It is possible that these estimates may change in the near term and that such as change may be material.

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

Inventory

Inventories are stated at the lower of cost or market, cost determined on the basis of FIFO.

Revenue Recognition

Revenue is recognized when title and risk of loss are transferred to customers upon delivery bosed on terms of sale and collecttiblity is reasonably assured.

Convertible Debt

IMHI reviews its convertible instruments for embedded derivatives.  Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

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

Statement of Cash Flows

Fro the three months ended March 31, 2008 and 2007, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash.

NOTE 3- GOING CONCERN

IMHI has a working capital deficit of $7,572,803, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about IMHI’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if IMHI  is unable to continue as a going concern.

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

NOTE 4 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

On February 22, 2005 the Company sold 8% senior secured convertible notes, at par, in the aggregate principal amount of $1,425,000. The Notes carry an interest rate of 8% and a maturity date of February 22, 2007. Interest is payable in cash or shares of common stock. In the event of default, an additional penalty interest of 18% will be assessed on unpaid principal and interest.

The notes are convertible into our common shares at 75% of volume weighted average price for twenty 20 trading days prior to conversion date. The Company simultaneously issued to the Investors five year warrants to purchase 1,597,534 shares of common stock. During 2005, 1,585,623 warrant shares were exercised and relieved to equity on the balance sheet at December 31, 2005.

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

The notes are carried at full face value as they are in default.

Notes payable consisted of the following at March 31, 2008

Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2008 none of the principal was converted into common stock.	$405,300

Notes payable due to SovCap bearing interest at 6% -8%	118,500

Notes payable due to SovCap, bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current.	25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group with interest rate at 12% and due on demand.	25,000

Note payable to HT Investments LLC issued during asset purchase of WV Fiber LLC. The note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber, Inc. The note is payable in 60% cash and 40% of the note is payable in Series A Preferred shares of the Company. This note was sold as a part of the sale of WV Fiber, Inc. during 2007.	-

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500

Notes payable to former officer and other individual accredited investors	60,250

Notes payable due to SovCap	161,250

Notes payable, interest free due on demand from a shareholder	23,500,

Notes payable, interest at 8% due on demand from Arrayit creditors	658,705

Notes payable, interest at 8%, due on demand from the former TeleChem shareholders and their families	839,407

$3,878,589
* Notes payables included in liabilities of discontinued operations	(208,419)
Notes payable including related parties	$3,670,170

NOTE 5 -  STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Preferred “A”	Preferred “C”	Additional Paid in Capital	Deficit	Total
Integrated Media Holdings, Inc. prior to merger, December 31, 2007	16,284	3,163		32,779,304	(37,071,405)	(4,271,872)
TeleChem International prior to merger, December 31, 2007	24,293				(3,123,068)	(3,098,775)
Reverse meger entries	(24,293)			(3,098,775)	3,123,068
February 21, 2008 issuance of Series “C” preferred shares			103	(103)
Loss for the period					(201,374)	(201,374)
Balance – March 31, 2008	16,284	3,163	103	29,680,426	(37,272,779)	(7,572,803)

Conversion of Preferred Stock to Common Stock

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

The 3,821,197 shares of preferred stock are convertible at a fixed conversion ratio of 9.6 into 36,683,592 shares of common stock any time after September 30, 2005. On March 22, 2006, IMHI entered into a 40 to 1 reverse stock split.  As a result the conversion ratio did not  change and as such, the Series A Preferred stock holders received an incremental 35,766,404 shares.  IMHI evaluated the effect of the reverse stock split under EITF 00-27, “ Application of Issue 98-5 to Certain Convertible Instruments,” and determined that a reset had occurred.  IMHI recorded a beneficial conversion feature of $1,072,992 as a deemed dividend.

The Series C Preferred Stock has no stated dividend rate.  The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem.   These Series C Preferred shares are convertible into 31,100,000 common shares at the rate of 350:1.

Options and warrants

IMHI  has issued 250,000 and 1,597,529 warrants in conjunction with the issuance of its securities and convertible debt during the years ended December 31, 2006 and 2005, respectively. Warrants that were issued generally do not have a life that exceeds five years. We issued 6.907,500 options to employees and consultants in 2006. No options or warrants were issued during 2007 or during the three months ended March 31, 2008.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2006	112,972	$0.05
Granted	6,020,000	$0.08
Canceled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Canceled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,500	$0.10
Granted	-	-
Canceled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2008	8,952,500	$0.10

The following table summarizes information about outstanding warrants and options for common stock at March 31, 2008:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	-	$0.05	421,362	5	0.03	0	0.70
0.09	-	0.10	1,673,512	6	0.08	0	0.10
0.10	-	0.60	6,593,781	7	9.34	0	0.37
0.60	-	0.42	236,345	7	1.19	0	1.19

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

Pediatrix Screening LP

The Company entered into a joint venture with Pediatrix Screening LP for the Company’s biomedical products.   In the opinion of Management of the Company, Pediatrix breached the terms of the contract and accordingly the Company brought an action against Pediatrix.  Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  In November 2007 the jury awarded TeleChem $5 million in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury also awarded Pediatrix $1,085,001 for TeleChem's breach of contract.

Pediatrix appealed the jury's decision concerning the quantum of the damages (but not the decision finding breach itself), and requested that the damages awarded to TeleChem be reduced.  This request to the presiding judge was denied.    Pediatrix put $5 million in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  The parties await the Third Circuit Court's response.

As the quantum of the award is still under appeal, the Company is not certain of the amounts and has not recorded the effects of the Jury decision. The Company incurred significant legal fees of $2,069,758 in order to conduct its legal action against Pediatrix. As (1) the jury decision has not been appealed, (2) there will be no problems in collecting the award as Pediatrix has posted a bond for the full amount, and (3) in the opinion of Management and its professional advisors, the quantum is not likely to be reduced on appeal below an amount sufficient to cover both the legal fees incurred and the Pediatrix counterclaim, the Company has deferred the legal fees incurred.  Once the appeal has been determined, the Company will recognize the gain from the law suit net of the deferred legal costs attributable thereto.

Other Matters

IMHI may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. IMHI is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, IMHI is not aware of any other matters.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the ArrayiT technology; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly capital expenditures to further its deployment of the ArrayiT offerings; and (v) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the ArrayiT operations in beginning in the third quarter of 2008.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

.

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

During the year 2001, the Diagnostics Division was started in order to leverage the patented (6,913,879) multi-patient technology for genetic screening and testing.  This next generation microarray format allows clinical laboratories to examine tens of thousands of patients on a single microarray, providing much more cost-effective gene information for population-wide diagnostics than traditional “single patient” microarrays.  The company is currently developing or has developed tests for many major human diseases including cystic fibrosis, sickle cell anaemia, and cancer.  ArrayIt intends to compete in the $20 billion molecular diagnostics arena.

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

 Recent Developments

Summary of TeleChem Purchase and Share Exchange Terms:

On February 5, 2008 Integrated Media, TeleChem and the TeleChem Shareholders entered into the Merger Agreement pursuant to which Integrate Media will acquire 100% of the outstanding equity interest of TeleChem.  The Merger Agreement was amended effective February 11, 2008.

On or about February 21, 2008 there was the issuance of 103,143 Series C shares of preferred stock that is convertible upon into 36,100,000 shares (a majority) of the common stock to the TeleChem Shareholders in exchange for 100% of the equity interests of TeleChem.  The parent company will then change its name to Arrayit Corporation  Afterwards there will be  a reverse split and increase in the number of authorized and unissued shares and conversion of the preferred shares. TeleChem will be then be a wholly-owned subsidiary of Integrated Media and the present TeleChem Shareholders will own approximately 73.5% of the outstanding equity interest and voting rights of the parent company.  Neither the first or second step of the Merger will require approval of shareholders of Integrate Media.

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

Results of Operations

Comparison of Operating Results

Gross revenues for the three months ended March 31, 2008 and 2007 were $852,372 and $1,020,749, with Cost of Sales for the three months ended March 31, 2008 amounting to $762,842 and $614,273 resulting in Gross Profit for the three months ended March 31, 2008 and 2007 of $89,530 and $406,476 respectively.   During the first quarter of 2008 Management continued to be distracted by the Pediatrix legal suit resulting in less than anticipated results.  With the conclusion of the legal action, the Company anticipates a return to higher sales and the improved gross margins experienced in former years.

Selling, General and Administrative expenses for the three months ended March 31, 2008 amounted to $269,201 which were virtually all incurred by TeleChem.   For the three months ended March 31, 2007 Selling, General and Administrative expenses of $854,704 included $573,116  attributable to the on going operations of Integrated Media Holdings, Inc.

Interest Expense for the three months ended March 31, 2008 and 2007 was $132,812 and $176,740 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a gain from the imbedded derivatives in our debt instruments of $111,109 during the three months ended March 31, 2008 and a gain of $181,080 during the three months ended March 31, 2007.

The three months ended March 31, 2007 include income from discontinued opeations of $441,154 resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

Cash flows from operations approximated net income (loss) for the three months ended March 31, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

 If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of March 31, 2008  we had cash on hand in the amount of $78,428. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

We do not have any arrangements for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

             *       Market conditions;
             *       Investor acceptance of potential business assets; and
             *       Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing id operation or acquire business assets, our development will be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate significant revenues from resumption of operations or any business interest we acquire, we will not be able to achieve profitability or continue operations.

Our Securities May Be Subject to Penny Stock Regulation.

If an active trading market for our securities develops and the price of our common stock falls below $5.00 per share, then we will be subject to “penny stock” regulation. “Penny stock” rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Forward-Looking Statements
This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our ac

ITEM 3.                      CONTROLS AND PROCEDURES

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

We believe, with the completion of the business merger with Arrayit and the addition of more staff during the next few quarters, that we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Other than the matter with Pediatrix Screening, LP described below, we are not aware of any known or potential matters, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

Pediatrix Screening LP

The Company entered into a joint venture with Pediatrix Screening LP for the Company’s biomedical products.   In the opinion of Management of the Company, Pediatrix breached the terms of the contract and accordingly the Company brought an action against Pediatrix.  Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  In November 2007 the jury awarded TeleChem $5 million in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury also awarded Pediatrix $1,085,001 for TeleChem's breach of contract.

Pediatrix appealed the jury's decision concerning the quantum of the damages (but not the decision finding breach itself), and requested that the damages awarded to TeleChem be reduced.  This request to the presiding judge was denied.    Pediatrix put $5 million in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  The parties await the Third Circuit Court's response.

ITEM 2 - CHANGES IN SECURITIES

Issued 103,143 Series C Preferred shares on February 21, 2008 convertible into 36,100,000 common shares

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Other than defaults on some of our notes payable, as more fully explained in note 4 to our financial statements, we are not in default on Senior Securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b). Reports on Form 8-K.

On January 9, 2008 and we filed on form 8-K information about the resignation of Paul D Hamm and Jerry Dunlap as directors and the appointment of William L. Sklar as a director.

On February 5, 2008 we filed on form 8-K information that the Company had signed a definitive merger agreement to combine with TeleChem International Inc.

On Februay 11, 2008 we filed on form 8-K information about amendments made to the February 5, 2008 merger agreement with TeleChem International, Inc.

On March 19, 2008 we filed on form 8-K information about our change of auditors from Maddox, Unger, Silberstein PLLC to Malone & Bailey PC.

On May 8,, 2008 we filed on form 8-K information about our change of auditors from Malone & Bailey PC. To Berman,Hopkins, Wright & LaHam LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: May 19, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: May 19, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: May 19, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO