Form 10QSB
period 2008-08-19
Integrated Media Holdings, Inc.
filed 2008-08-19
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

    The number of shares of the issuer’s common equity outstanding as of August 18, 2008  was approximately 16,284,210  shares of common stock, par value $.001

    Transitional Small Business Disclosure Format: Yes []  No  ☑

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED June 30, 2008

Signatures	22

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
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
As of June 30, 2008
Assets
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $105,000 and factored liabilities of $192,261	$139,770
Inventory	393,055
Prepaid expenses	120,000
Total current assets	652,825

Property and equipment, net	48,451
Assets of discontinued operations	247,946
Restricted cash	102,270
Deposits	18,924
Total assets	$1,070,416

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,650,210
Due to related parties	406,616
Bank overdraft	4,535
Accrued interest	221,120
Derivative liability	284,966
Notes payable including related parties	3,159,406
Total current liabilities	9,726,853
Long term debt	291,936
Liabilities of discontinued operations	1,463,966
Total Liabilities	11,482,755

Stockholders' deficit
Preferred stock, Series “A” $0.001 par value; 5,000,000 shares authorized, 3,163,469 shares issued and outstanding	3,810
Preferred stock, Series “C” $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,284,210 shares issued and outstanding	16,419
Additional paid-in capital
Accumulated deficit	(10,432,671)
Total stockholders' deficit	(10,412,339)

Total liabilities and stockholders' deficit	$1,070,416

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30			Six Months Ended June
	2008		2007	2008	2007

Total revenues	$1,078,614		$1,154,179	$1,930,986		$2,174,928
Cost of sales	488,405		708,769	1,251,247		1,323,042
Gross margin	590,209		445,411	679,739		851,887
Selling, general, and administrative expense	308,926		537,612	666,587		1,392,316
Profit (loss) from operations	281,282		(92,201)	(13,157)		(540,429)
Income from discontinued operations			441,154			882,307
Gain (loss) on derivative liability	(69,730)		181,080	(46,015)		362,160
Legal expense	(26,938)		(990,702)	(49,891)		(1,717,255)
Interest (expense)	(156,209)		(161,560)	(289,021)		(338,300)
Net profit (loss)	$28,405		$(622,230)	$(371,770)		$(1,351,517)

Net profit (loss) per common share - basic and diluted	$0.002	$	$ (0.038)	$(0.023)	$	$ (0.080)

Weighted average shares - basic and diluted	16,284,210		16,810,710	16,284,210		16,810,710

See accompanying notes to condensed consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
NOTES TOCONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

Revenue Recognition

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectiblity is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs paid to vendors are recorded as cost of sales.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets of all financial instruments approximates their fair values because of the immediate or short-term maturity of these financial instruments or comparable interest rates of similar instruments.

Allowance for Doubtful Accounts

The Company records an allowance for estimated losses on customer accounts. The allowance is increased by a provision for bad debts, which is charged to expense, and reduced by charge-offs, net of recoveries.

Patent Costs

Costs incurred with registering and defending patent technology are charged to expense as incurred.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for 2008 and 2007, respectively, since their effect is anti-dilutive.

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

Statement of Cash Flows

For the six months ended June 30, 2008 and 2007, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash.

NOTE 3- GOING CONCERN

IMHI has a working capital deficit of $9,074,028, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about IMHI’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if IMHI  is unable to continue as a going concern.

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

NOTE 4 – CASH AND RESTRICTED CASH

Cash on hand and bank overdrafts represent cash that may freely be used in the conduct of our business.

Restricted cash is comprised of a $100,000 Certificate of Deposit and accrued interest of $2,270 lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 8.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $500,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 14.50% at June 30, 2008, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2008 the balance outstanding under the recourse contracts was $192,261.   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

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

The notes are carried at full face value as they are in default.

Notes payable consisted of the following at June 30, 2008

Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2008 none of the principal was converted into common stock.	$405,300

Notes payable due to SovCap bearing interest at 6% -8%	118,500

Notes payable due to SovCap, bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000

Note payable to Dorn & Associates. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current.	25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group with interest rate at 12% and due on demand.	25,000

Note payable to HT Investments LLC issued during asset purchase of WV Fiber LLC. The note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber, Inc. The note is payable in 60% cash and 40% of the note is payable in Series A Preferred shares of the Company. This note was sold as a part of the sale of WV Fiber, Inc. during 2007.	-

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500

Notes payable to former officer and other individual accredited investors	60,250

Notes payable due to SovCap	165,416

Notes payable, interest free due on demand from a shareholder	23,500,

Wells Fargo, Small Business Administration loan, payable in 60 monthly installments of $8,573 at an interest rate of prime plus 2.75%, maturing November 28, 2012. The loan is secured by various assets and guarantees from TeleChem, Inc. shareholders.	382,501

Notes payable, interest at 8% due on demand from Arrayit creditors	43,068

Notes payable, interest at 8%, due on demand from the former TeleChem shareholders and their families	849,549

$3,659,761
* Notes payables included in liabilities of discontinued operations	(208,419)
Notes payable including related parties	$3,451,342

NOTE 7 -  STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Preferred “A”	Preferred “C”	Additional Paid in Capital	Deficit	Total
Integrated Media Holdings, Inc. prior to merger, December 31, 2007	16,419	3,810		32,779,304	(37,250,328)	(4,450,795)
TeleChem International prior to merger, December 31, 2007	1,667				(5,690,441)	(5,688,774)
Reverse merger entries	(1,667)			(32,878,201)	32,879,868
February 21, 2008 issuance of Series “C” preferred shares			103	98,897		99,000
Loss for the period					(,371,770)	(371,770)
Balance – June 30,, 2008	16,419	3,810	103	-	(10,432,671)	(10,412,339)

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

The 3,821,197 shares of preferred stock are convertible at a fixed conversion ratio of 9.6 into 36,683,592 shares of common stock any time after September 30, 2005. On March 22, 2006, IMHI entered into a 40 to 1 reverse stock split.  As a result the conversion ratio did not change and as such, the Series A Preferred stock holders received an incremental 35,766,404 shares.  IMHI evaluated the effect of the reverse stock split under EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” and determined that a reset had occurred.  IMHI recorded a beneficial conversion feature of $1,072,992 as a deemed dividend.

The Series C Preferred Stock has no stated dividend rate.  The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem.   These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

IMHI  has issued 250,000 and 1,597,529 warrants in conjunction with the issuance of its securities and convertible debt during the years ended December 31, 2006 and 2005, respectively. On January 19, 2008 IMHI issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds five years. We issued 6,907,500 options to employees and consultants in 2006. No options or warrants were issued during 2007 or during the six months ended June 30, 2008.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2006	112,972	$0.05
Granted	6,020,000	$0.08
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,000	$0.10
Granted	1,250,000	$0.01
Cancelled/forfeited	(1,750,000)	-
Expired	-	-
Exercised	-	-
Outstanding at June 30 , 2008	8,452,000	$0.089

The following table summarizes information about outstanding warrants and options for common stock at June 30, 2008:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01			1,250,000	5	0.01	0	0.01
$0.01	-	$0.05	421,362	5	0.03	0	0.70
0.09	-	0.10	1,673,512	6	0.08	0	0.10
0.10	-	0.60	6,593,781	7	9.34	0	0.37
0.60	-	0.42	236,345	7	1.19	0	1.19

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

Pediatrix Screening LP

The controversy in issue arose from a failed grant collaboration between Pediatrix and TeleChem involving TeleChem proprietary microarray technology and subsequent agreement by the parties to commercialize TeleChem microarray technology through the formation of a joint corporation.  Pediatrix brought a lawsuit in the United States District Court for the Western District of Pennsylvania alleging multiple claims for breach of contract in connection with both the grant collaboration and Pre-Incorporation Agreement.  TeleChem counterclaimed alleging breach of the Pre-Incorporation Agreement, as well as for fraudulent misrepresentation and trade secret misappropriation, inter alia, stemming from the failed grant collaboration and subsequent Pre-Incorporation Agreement.

On August 11, 2007, after five weeks of trial, the jury returned a verdict finding that, while both parties were in breach of contract, Pediatrix also engaged in fraudulent misrepresentation and awarded TeleChem $500,000 in damages and $3,500,000 in punitive damages for the fraudulent misrepresentation claim and $1,000,000 in damages on the breach of contract claim.   The jury also awarded Pediatrix $1,085,000 in damages for Pediatrix’s breach of contract claim against TeleChem.

Pediatrix’s Rule 59 motion to amend the judgement was denied by the District Court.  Pediatrix appealed the jury verdict on fraudulent misrepresentation and the $4,000,000 in damages awarded thereunder to the U.S. Court of Appeals for the Third Circuit.  Pediatrix has indicated that it will not pursue on appeal the breach of contract verdict and damage award against it.   TeleChem did not appeal any portion of the jury verdict.

The appeal is currently pending before the U.S. Court of Appeals for the Third Circuit and involved in the Third Circuit’s mandatory mediation program.

Other Matters

IMHI may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. IMHI is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, IMHI is not aware of any other matters.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the sic months ended June  30, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

On or about February 21, 2008 there was the issuance of 103,143 Series C shares of preferred stock that is convertible upon into 36,100,000 shares (a majority) of the common stock to the TeleChem Shareholders in exchange for 100% of the equity interests of TeleChem.  The parent company will then change its name to Arrayit Corporation.  Afterwards there will be  a reverse split and increase in the number of authorized and unissued shares and conversion of the preferred shares. TeleChem will be then be a wholly-owned subsidiary of Integrated Media and the present TeleChem Shareholders will own approximately 73.5% of the outstanding equity interest and voting rights of the parent company.  Neither the first or second step of the Merger will require approval of shareholders of Integrate Media.

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

Results of Operations

Comparison of Operating Results- Three Months Ended June 30, 2008 and 2007

Gross revenues for the three months ended June 30, 2008 and 2007 were $,1,078,614 and $1,154,179, with Cost of Sales for the three months ended June 30, 2008 amounting to $488,405 and $708,769 resulting in Gross Profit for the three months ended June 30, 2008 and 2007 of $590,209 and $445,411 respectively.  Freed of the distraction of its Pediatrix law suit the Company was able to concentrate on sales in its Biomedical Segment.   Chemical sales were insignificant during the quarter.

Selling, General and Administrative expenses for the three months ended June 30, 2008 amounted to $308,926 which were virtually all incurred by TeleChem.   For the three months ended June 30, 2007 Selling, General and Administrative expenses of $537,612 included $573,173   attributable to the on going operations of Integrated Media Holdings, Inc.

Interest Expense for the three months ended June 30, 2008 and 2007 was $156,209 and $161,560 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a loss from the imbedded derivatives in our debt instruments of $69,730 during the three months ended June 30, 2008 and a gain of $181,080 during the three months ended June 30, 2007.

Legal expenses of $26,938 were incurred during the three months ended June 30, 2008 which were significantly less than the $990,702 incurred during the three months ended June 30, 2007.   The conclusion of the trial stage of the Pediatrix law suit during 2007 accounts for most of the reduction.

The three months ended June 30, 2007 include income from discontinued operations of $441,154 resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

Cash flows from operations approximated net income (loss) for the three months ended June 30,, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

Comparison of Operating Results- Six Months Ended June 30, 2008 and 2007

Gross revenues for the six months ended June 30, 2008 and 2007 were $1,930,986 and $2,174,928, with Cost of Sales for the six months ended June 30, 2008 amounting to $1,251,247 and $1,323,042 resulting in Gross Profit for the six months ended June 30, 2008 and 2007 of $679,739 and $851,887  respectively.  Freed of the distraction of its Pediatrix law suit, particularly in the latter part of the six months ended June 30, 2008  the Company was able to concentrate on sales in its Biomedical Segment.   Chemical sales were insignificant during the period.

Selling, General and Administrative expenses for the six months ended June 30, 2008 amounted to $666,582 which were virtually all incurred by TeleChem.   For the six months ended June 30, 2007 Selling, General and Administrative expenses of $1,392,316.

Interest Expense for the six months ended June 30, 2008 and 2007 was $289,021 and $338,300 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a loss from the imbedded derivatives in our debt instruments of $46,015 during the six months ended June 30, 2008 and a gain of $362,160 during the six months ended  June 30, 2007.

Legal expenses of $49,891 were incurred during the six months ended June 30, 2008 which were significantly less than the $1,717,255 incurred during the six months ended June 30, 2007.   The conclusion of the trial stage of the Pediatrix law suit during 2007 accounts for most of the reduction.

The six months ended June 30, 2007 include income from discontinued operations of $882,307 resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

Cash flows from operations approximated net income (loss) for the six months ended June 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

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

 If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of June 30, 2008  we had no cash on hand . We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

On February 11, 2008 we filed on form 8-K information about amendments made to the February 5, 2008 merger agreement with TeleChem International, Inc.

On March 19, 2008 we filed on form 8-K information about our change of auditors from Maddox, Unger, Silberstein PLLC to Malone & Bailey PC.

On May 8, 2008 we filed on form 8-K information about our change of auditors from Malone & Bailey PC. To Berman, Hopkins, Wright & LaHam LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: August 18, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: August 18, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: August 18, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

August 18, 2008

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

August 18, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

August 18, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

August 18, 2008