Form 10KSB/A
Integrated Media Holdings, Inc.
filed 2008-08-20
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB/A

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

    The number of shares of the issuer’s common equity outstanding as of August 19, 2008  was approximately 16,284,210  shares of common stock, par value $.001.

    Transitional Small Business Disclosure Format: Yes []  No  ☑

EXPLANTORY NOTE

Integrated Media Holdings, Inc.. (“IMHI”, the “Company,” “we,” “us,” or “our”) is filing this Form 10-QSB/A (the “Amended Report”) to its Quarterly Report on Form 10-QSB for its quarterly period ended March 31, 2008, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2008  (the “Original Filing”), to amend and restate its Balance Sheet (Unaudited), Statements of Operations (Unaudited) and Notes to Financial Statements (Unaudited).

In connection with the Company’s audit of TeleChem International, Inc. for the years ended December 31, 2007 and 2006, Management uncovered the following

a)
The status of the Pediatrix legal suit as more fully described in Note 6 above, continued to remain in mediation and therefore Management determined it was no-longer appropriate to defer legal costs associated with the defence of the legal suit.

b)	On May 19, 2008 the Company incurred a default judgement for outstanding invoices including interest thereon, relating to prior periods.
c)	Warrants issued on January 19, 2008 were not reflected in the financial statements for the three months ended March 31, 2008.
d)	Reverse merger accounting was refined.

Except as discussed above and set forth in the Amended Report, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the Restatement. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2008

Signatures	23

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
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

As of March 31, 2008 (Restated note 7)
Assets
Current assets:
Cash	$78,428
Accounts receivable, net of allowance for doubtful accounts of $89,003	650,071
Inventory	415,313
Prepaid expenses	2,080
Total current assets	1,145,892

Property and equipment, net	63,904
Assets of discontinued operations	247,946

Total assets	$1,457,742

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,207,653
Due to related parties	221,714
Customer deposits	9,186
Accrued interest	110,560
Derivative liability	215,237
Notes payable including related parties	3,360,307
Total current liabilities	10,124,657
Long term debt	309,864
Liabilities of discontinued operations	1,463,966
Total Liabilities	11,898,487

Stockholders' deficit
Pr Preferred stock, Series “A” $0.001 par value; 5,000,000 shares authorized, 3,163,469 shares issued and outstanding	3,810
PreferredPreferred Series “C” $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,284,210 shares issued and outstanding	16,419
Additional paid-in capital
Accumulated deficit	(10,461,077)
Total stockholders' deficit	(10,440,745)

Total liabilities and stockholders' deficit	$1,457,742

See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2008 Restated	2007 Note 7

Total revenues	$852,372		$1,020,749
Cost of sales	762,842		614,273
Gross margin	89,530		406,476
Selling, general, and administrative expense	357,656		854,704
Profit (loss) from operations	(268,126)		(448,228)
Income from discontinued operations			441,154
Gain on derivative liability	23,715		181,080
Legal expense	(22,953)		(726,553)
Interest (expense)	(132,812)		(176,740)
Net loss	$(400,176)		$(729,287)

Net loss per common share - basic and diluted	$(0.025)	$	$ (0.043)

Weighted average shares - basic and diluted	16,284,210		16,810,710

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

NOTE 3- GOING CONCERN

IMHI has a working capital deficit of $8,978,765, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about IMHI’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if IMHI  is unable to continue as a going concern.

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

The notes are carried at full face value as they are in default.

Notes payable consisted of the following at March 31, 2008

Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2008 none of the principal was converted into common stock.	$405,300

Notes payable due to SovCap bearing interest at 6% -8%	118,500

Notes payable due to SovCap, bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current.	25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group with interest rate at 12% and due on demand.	25,000

Note payable to HT Investments LLC issued during asset purchase of WV Fiber LLC. The note bears no interest and is payable on November 8, 2006, secured by the assets purchased and placed in our subsidiary, WV Fiber, Inc. The note is payable in 60% cash and 40% of the note is payable in Series A Preferred shares of the Company. This note was sold as a part of the sale of WV Fiber, Inc. during 2007.	-

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500

Notes payable to former officer and other individual accredited investors	60,250

Notes payable due to SovCap	161,250

Notes payable, interest free due on demand from a shareholder	23,500,

Notes payable, interest at 8% due on demand from Arrayit creditors	658,705

Notes payable, interest at 8%, due on demand from the former TeleChem shareholders and their families	839,408

$3,878,590
* Notes payables included in liabilities of discontinued operations	(208,419)
Notes payable including related parties	$3,670,171

NOTE 5 -  STOCKHOLDERS' EQUITY (DEFICIT) - RESTATED

	Common Stock	Preferred “A”	Preferred “C”	Additional Paid in Capital	Deficit	Total
Integrated Media Holdings, Inc. prior to merger, December 31, 2007	16,419	3,810		32,779,304	(37,250,328)	(4,450,795)
TeleChem International prior to merger, December 31, 2007	1,667				(5,690,441)	(5,688,774)
Reverse merger entries	(1,667)			(32,878,201)	32,879,868
February 21, 2008 issuance of Series “C” preferred shares			103	98,897		99,000
Loss for the period					(400,176)	(400,176)
Balance – March 31, 2008	16,419	3,810	103	-	(10,461,077)	(10,440,745)

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

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2006	112,972	$0.05
Granted	6,020,000	$0.08
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,500	$0.10
Granted	1,250,000	$0.01
Cancelled/forfeited	(1,750,000)	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2008	8,452,500,	$0.089

The following table summarizes information about outstanding warrants and options for common stock at March 31, 2008:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01			1,250,000	5	0.01	0	0.01
$0.01	-	$0.05	421,362	5	0.03	0	0.70
0.09	-	0.10	1,673,512	6	0.08	0	0.10
0.10	-	0.60	4,871,281	7	9.34	0	0.37
0.60	-	0.42	236,345	7	1.19	0	1.19

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

 NOTE 7 – REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007

In connection with the Company’s audit of TeleChem International, Inc. for the years ended December 31, 2007 and 2006, Management uncovered the following

e)
The status of the Pediatrix legal suit as more fully described in Note 6 above, continued to remain in mediation and therefore Management determined it was no-longer appropriate to defer legal costs associated with the defence of the legal suit.

f)	On May 19, 2008 the Company incurred a default judgement for outstanding invoices including interest thereon, relating to prior periods.
g)	Warrants issued on January 19, 2008 were not reflected in the financial statements for the three months ended March 31, 2008.
h)	Reverse merger accounting was refined.

The following tables summarize the adjustments to the Company’s financial statements for the quarter ended March 31, 2008.

Summary of adjustments to the Company’s Balance Sheet as at March 31, 2008.

	As Previously Reported	Adjustment		As Restated
Total current assets	1,145,892			1,145,892
Property and equipment, net	63,904			63,904
Assets of discontinued operations	247,946			247,946
Deferred legal expenses	2,069,758		(2,069,758)
Total assets	$3,527,500	$	(2,069,758)	$1,457,742

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	5,509,272		698,381	6,207,653
Due to related parties	221,714			221,714
Customer deposits	9,186			9,186
Accrued interest	110,560			110,560
Derivative liability	115,435		99,802	215,237
Notes payable including related parties	3,670,170		(309,863)	3,360,307
Total current liabilities	9,636,337		488,320	10,124,657
Long term debt			309,864	309,864
Liabilities of discontinued operations	1,463,966			1,463,966
Total Liabilities	11,100,303		798,184	11,898,487

Stockholders' deficit
Preferred stock, Series “A”	3,163		647	3,810
Preferred stock, Series “C”	103			103
Common stock,	16,284		135	16,419
Additional paid-in capital	29,680,426		(29,680,426)
Accumulated deficit	(37,272,779)		26,811,702	(10,461,077
Total stockholders’ deficit	(7,572,803)		(2,867,942)	(10,440,745

Total liabilities and stockholders' deficit	$3,527,500	$	(2,069,758)	$1,457,742

Summary of adjustments to the Company’s Statement of operations for the three months ended March 31, 2008.

	As Previously Reported	Adjustment	As Restated

Total revenues	852,372		852,372
Cost of sales	762,842		762,842
Gross margin	89,530		89,530
Selling, general, and administrative expense	269,201	88,455	357,656
Profit (loss) from operations	(179,671)	(88,455)	(268,126)
Income from discontinued operations
Gain on derivative liability	111,109	(87,394)	23,715
Legal expense		(22,953)	(22,953)
Interest (expense)	(132,812)		(132,812)
Net loss	$(201,374)	$(198,802)	$(400,176)

Net loss per common share - basic and diluted	$(0.012)		$(0.025)

Summary of adjustments to the Company’s Statement of operations for the three months ended March 31, 2007

	As Previously Reported	Adjustment	As Restated

Total revenues	1,020,749		1,020,749
Cost of sales	614,273		614,273
Gross margin	406,476		406,476
Selling, general, and administrative expense	854,704		854,704
Profit (loss) from operations	(448,228)		(448,228)
Income from discontinued operations	441,154		441,154
Gain on derivative liability	181,0809		181,0809
Legal expense		(726,553)	(726,553)
Interest (expense)	(176,740)		(176,740)
Net loss	$(2,735)	(726,553)	$(729,287)

Net loss per common share - basic and diluted	$(0.00)		$(0.043)

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

During 2006 and 2007 we provided digital content distribution and management solutions for content owners seeking to distribute online and over broadband, or Internet Protocol, networks. Prior to September 2005, the Company integrated broadband services, including voice, video, and data services to residential customers through IP based networks. The results of operations of Endavo, Bidchaser and WV Fiber (to April 11, 2007, the date of disposal) have been included in these financial statements and are presented as discontinued operations in the financial statements. On April 11, 2007 we disposed of our wholly-owned subsidiary, WV Fiber, LLC.  During the fourth quarter of 2007, we approved a plan to dispose of its wholly- owned subsidiaries, Endavo and Bidchaser.

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

Selling, General and Administrative expenses for the three months ended March 31, 2008 amounted to $357,656 which were virtually all incurred by TeleChem.   For the three months ended March 31, 2007 Selling, General and Administrative expenses of $854,704 included $573,116  attributable to the on going operations of Integrated Media Holdings, Inc.

Interest Expense for the three months ended March 31, 2008 and 2007 was $132,812 and $176,740 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a gain from the imbedded derivatives in our debt instruments of $23,715 during the three months ended March 31, 2008 and a gain of $181,080 during the three months ended March 31, 2007.

Legal expenses of $22,953 were incurred during the three months ended March 31, 2008 which were significantly less than the $726,553 incurred during the three months ended March 31, 2007.   The conclusion of the trial stage of the Pediatrix law suit during 2007 accounts for most of the reduction.

The three months ended March 31, 2007 include income from discontinued operations of $441,154 resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

August 18, 2008