Form 10-Q/A
period 2008-10-03
Integrated Media Holdings, Inc.
filed 2008-10-03
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q/A

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

    The number of shares of the issuer’s common equity outstanding as of October 3, 2008 was approximately 16,419,262  shares of common stock, par value $.001.

    Transitional Small Business Disclosure Format: Yes []  No  ☑

EXPLANATORY NOTE

Integrated Media Holdings, Inc.. (“IMHI”, the “Company,” “we,” “us,” or “our”) is filing this Form 10-Q/A (the “Amended Report”) to its Quarterly Report on Form 10-QSB for its quarterly period ended March 31, 2008, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2008  (the “Original Filing”). This amendment is filed for the sole purpose of including the following:

•
Agreement and Plan of Merger among Integrated Media Holdings, Inc. (a Delaware corporation), TCI Acquisition Corp. (a Nevada corporation), Telechem International, Inc. (a Delaware corporation) and the Shareholders of Telechem International, Inc.,

•
 Amendment to Agreement and Plan of Merger by and among Integrated Media Holdings, Inc., Telechem International, Inc., the Shareholders of Telechem International, Inc., Endavo Media and Communications, Inc., and TCI Acquisition Corp.

•	Certificate of Designation of the Series C Convertible Preferred Stock, and

•	Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock.

Except as discussed above and set forth in the Amended Report, we have not modified or updated disclosures presented in the Original Filing. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.

Exhibits

1.01
Agreement and Plan of Merger among Integrated Media Holdings, Inc. (a Delaware corporation), TCI Acquisition Corp. (a Nevada corporation), Telechem International, Inc. (a Delaware corporation) and The Shareholders of Telechem International, Inc.

1.02
Amendment to Agreement and Plan of Merger by and among Integrated Media Holdings, Inc., Telechem International, Inc., the Shareholders of Telechem International, Inc., Endavo Media and Communications, Inc., and TCI Acquisition Corp.

1.03	Certificate of Designation of the Series C Convertible Preferred Stock.

1.04	Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock

Exhibit 1.01
Agreement and Plan of Merger among Integrated Media Holdings, Inc. (a Delaware corporation), TCI Acquisition Corp. (a Nevada corporation), Telechem International, Inc. (a Delaware corporation) and The Shareholders of Telechem International, Inc.

AGREEMENT AND PLAN OF MERGER

among

INTEGRATED MEDIA HOLDINGS, INC.
(a Delaware corporation)

TCI ACQUISITION CORP.
(a Nevada corporation)

TELECHEM INTERNATIONAL, INC.
(a Delaware corporation)

and

THE SHAREHOLDERS OF TELECHEM INTERNATIONAL, INC.

DATED AS OF FEBRUARY 5, 2008

TABLE OF CONTENTS

RECITALS [INSERT PAGE NUMBER]

ARTICLE 1  DEFINITIONS [INSERT PAGE NUMBER]

ARTICLE 2.  THE MERGER [INSERT PAGE NUMBER]
Section 2.01.  Basic Transaction [INSERT PAGE NUMBER]
Section 2.02.  Effective Time; Closing [INSERT PAGE NUMBER]
Section 2.03.  Effect of the Merger [INSERT PAGE NUMBER]
Section 2.04.  Certificate of Incorporation; Bylaws [INSERT PAGE NUMBER]
Section 2.05.  Directors and Officers [INSERT PAGE NUMBER]
Section 2.06.  Conversion of Securities [INSERT PAGE NUMBER]
Section 2.07.  Exchange of Certificates [INSERT PAGE NUMBER]
Section 2.08.  Stock Transfer Books [INSERT PAGE NUMBER]
Section 2.09.  Dissenting Shares [INSERT PAGE NUMBER]
Section 2.10.  Stock Options [INSERT PAGE NUMBER]
Section 2.11.  Transfer and Divestiture of Endavo Media and Communications, Inc. [INSERT PAGE NUMBER]

ARTICLE 3  REPRESENTATIONS AND WARRANTIES OF TELECHEM AND SHAREHOLDERS [INSERT PAGE NUMBER]
Section 3.01.  Organization, Qualification and Corporate Power [INSERT PAGE NUMBER]
Section 3.02.  Noncontravention [INSERT PAGE NUMBER]
Section 3.03.  Capitalization [INSERT PAGE NUMBER]
Section 3.04.  Brokers’ Fees [INSERT PAGE NUMBER]
Section 3.05.  Title to Assets [INSERT PAGE NUMBER]
Section 3.06.  Subsidiaries [INSERT PAGE NUMBER]
Section 3.07.  Financial Statements [INSERT PAGE NUMBER]
Section 3.08.  Undisclosed Liabilities [INSERT PAGE NUMBER]
Section 3.09.  Legal Compliance [INSERT PAGE NUMBER]
Section 3.10.  Real Property [INSERT PAGE NUMBER]
Section 3.11.  Tangible Assets [INSERT PAGE NUMBER]
Section 3.12.  Powers of Attorney [INSERT PAGE NUMBER]
Section 3.13.  Employees [INSERT PAGE NUMBER]
Section 3.14.  Guaranties [INSERT PAGE NUMBER]
Section 3.15.  Certain Business Practices [INSERT PAGE NUMBER]
Section 3.16.  Parachute Payments [INSERT PAGE NUMBER]
Section 3.17.  Information Statement [INSERT PAGE NUMBER]
Section 3.18.  Environment, Health, and Safety [INSERT PAGE NUMBER]
Section 3.19.  Disclosure [INSERT PAGE NUMBER]

ARTICLE 4  REPRESENTATIONS AND WARRANTIES CONCERNING INTEGRATED MEDIA AND ITS SUBSIDIARIES [INSERT PAGE NUMBER]
Section 4.01.  Organization, Qualification, and Corporate Power [INSERT PAGE NUMBER]
Section 4.02.  Capitalization [INSERT PAGE NUMBER]
Section 4.03.  Noncontravention [INSERT PAGE NUMBER]
Section 4.04.  Brokers’ Fees [INSERT PAGE NUMBER]
Section 4.05.  Title to Assets [INSERT PAGE NUMBER]
Section 4.06.  Subsidiaries [INSERT PAGE NUMBER]
Section 4.07.  SEC Filings, Financial Statements [INSERT PAGE NUMBER]
Section 4.08.  Absence of Certain Changes or Events [INSERT PAGE NUMBER]
Section 4.09.  Undisclosed Liabilities [INSERT PAGE NUMBER]
Section 4.10.  Legal Compliance [INSERT PAGE NUMBER]
Section 4.11.  Tax Matters [INSERT PAGE NUMBER]
Section 4.12.  Real Property [INSERT PAGE NUMBER]
Section 4.13.  Intellectual Property [INSERT PAGE NUMBER]
Section 4.14.  Tangible Assets [INSERT PAGE NUMBER]
Section 4.15.  Contracts [INSERT PAGE NUMBER]
Section 4.16.  Notes and Accounts Receivable [INSERT PAGE NUMBER]
Section 4.17.  Powers of Attorney [INSERT PAGE NUMBER]
Section 4.18.  Insurance [INSERT PAGE NUMBER]
Section 4.19.  Litigation [INSERT PAGE NUMBER]
Section 4.20.  Employees [INSERT PAGE NUMBER]
Section 4.21.  Employee Benefits [INSERT PAGE NUMBER]
Section 4.22.  Guaranties [INSERT PAGE NUMBER]
Section 4.23.  Environment, Health, and Safety [INSERT PAGE NUMBER]
Section 4.24.  Certain Business Relationships With Integrated Media [INSERT PAGE NUMBER]
Section 4.25.  Change of Control [INSERT PAGE NUMBER]
Section 4.26.  Certain Business Practices [INSERT PAGE NUMBER]
Section 4.27.  Parachute Payments [INSERT PAGE NUMBER]
Section 4.28.  Disclosure [INSERT PAGE NUMBER]

ARTICLE 5  PRE-CLOSING COVENANTS [INSERT PAGE NUMBER]
Section 5.01.  General [INSERT PAGE NUMBER]
Section 5.02.  Notices and Consents [INSERT PAGE NUMBER]
Section 5.03.  Operation of Business [INSERT PAGE NUMBER]
Section 5.04.  Preservation of Business [INSERT PAGE NUMBER]
Section 5.05.  Full Access [INSERT PAGE NUMBER]
Section 5.06.  Notice of Developments [INSERT PAGE NUMBER]
Section 5.07.  Exclusivity [INSERT PAGE NUMBER]
Section 5.08.  Filing of Current Report on Form 8-K [INSERT PAGE NUMBER]
Section 5.09.  Information Statement [INSERT PAGE NUMBER]
Section 5.10.  Section 16(b) Board Approval [INSERT PAGE NUMBER]
Section 5.11.  Integrated Media Reincorporation from Delaware to Nevada [INSERT PAGE NUMBER]
Section 5.12.  Confidentiality [INSERT PAGE NUMBER]

ARTICLE 6  POST-CLOSING COVENANTS [INSERT PAGE NUMBER]
Section 6.01.  General [INSERT PAGE NUMBER]
Section 6.02.  Transition [INSERT PAGE NUMBER]
Section 6.04.  Obligations of Shareholders [INSERT PAGE NUMBER]
Section 6.05.  Application to Standard & Poor’s [INSERT PAGE NUMBER]
Section 6.06.  Filing of Amended Form 8-K [INSERT PAGE NUMBER]
Section 6.09.  Agreement to Deliver Shares [INSERT PAGE NUMBER]
Section 6.08.  Plan of Exchange [INSERT PAGE NUMBER]
Section 6.11.  Board of  Directors of Integrated Media [INSERT PAGE NUMBER]
Section 6.12.  Public Announcements [INSERT PAGE NUMBER]
Section 6.13.  Conveyance Taxes [INSERT PAGE NUMBER]
Section 6.14.  Change of Name and Trading Symbol [INSERT PAGE NUMBER]

ARTICLE 7  CONDITIONS TO OBLIGATION TO CLOSE [INSERT PAGE NUMBER]
Section 7.01.  Conditions to Obligation of TeleChem [INSERT PAGE NUMBER]
Section 7.02.  Conditions to Obligation of Integrated Media [INSERT PAGE NUMBER]

ARTICLE 8.  TERMINATION [INSERT PAGE NUMBER]
Section 8.01.  Termination [INSERT PAGE NUMBER]
Section 8.02.  Effect of Termination [INSERT PAGE NUMBER]
Section 8.03.  Fees and Expenses [INSERT PAGE NUMBER]

ARTICLE 9  MISCELLANEOUS [INSERT PAGE NUMBER]
Section 9.01.  Press Releases and Public Announcements [INSERT PAGE NUMBER]
Section 9.02.  No Third Party Beneficiaries [INSERT PAGE NUMBER]
Section 9.03.  Entire Agreement [INSERT PAGE NUMBER]
Section 9.04.  Succession and Assignment [INSERT PAGE NUMBER]
Section 9.05.  Counterparts [INSERT PAGE NUMBER]
Section 9.06.  Headings [INSERT PAGE NUMBER]
Section 9.07.  Notices [INSERT PAGE NUMBER]
Section 9.08.  Governing Law [INSERT PAGE NUMBER]
Section 9.09.  Amendments and Waivers [INSERT PAGE NUMBER]
Section 9.10.  Severability [INSERT PAGE NUMBER]
Section 9.11.  Expenses [INSERT PAGE NUMBER]
Section 9.12.  Construction [INSERT PAGE NUMBER]
Section 9.13.  Incorporation of Exhibits and Schedules [INSERT PAGE NUMBER]
Section 9.14.  Specific Performance [INSERT PAGE NUMBER]
Section 9.15.  Submission to Jurisdiction [INSERT PAGE NUMBER]

Exhibit A – Certificates to be Exchanged
Exhibit B – Form of Officer’s Certificate of Integrated Media Concerning Accuracy
Exhibit C – Form of Officer’s Certificate of TeleChem Concerning Accuracy
Exhibit D – Form of Investment Representation
Exhibit E – Form of Opinion of Integrated Media’s Counsel
Exhibit F – Form of Opinion of TeleChem's Counsel
Exhibit G – Form of Trust Receipt, Irrevocable Instructions and Irrevocable Proxy
Exhibit H – Capitalization of Integrated Media as of the Closing Time
AGREEMENT AND PLAN OF MERGER

This AGREEMENT AND PLAN OF MERGER (“Agreement”) entered into as of February 5, 2008, by and among Integrated Media Holdings, Inc., a Delaware corporation (“Integrated Media”), TeleChem International, Inc., a Delaware corporation (“TeleChem”), Rene’ A. Schena and Todd J. Martinsky, holders of 100% of the shares of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation, and a wholly owned subsidiary of Integrated Media (“Merger Sub”).  Integrated Media, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties.”

R E C I T A L S:

A. Merger Sub, upon the terms and subject to the conditions of this Agreement and in accordance with the applicable sections of the Nevada Revised Statutes (“Nevada Law”) and General Corporation Law of Delaware (“Delaware Law”) will merge with and into TeleChem (the “Merger”).    Simultaneously with the merger of Merger Sub with and into TeleChem, the Shareholders will exchange their TeleChem Shares for shares of the common stock of Integrated Media. Integrated Media will transfer its wholly-owned subsidiary, Endavo. Integrated Media will change its domicile from Delaware to Nevada.

B.  The Stockholders of TeleChem have determined that the Merger is in the best interests of TeleChem, has approved and adopted this Agreement and the transactions contemplated hereby.

C.  The Board of Directors of Integrated Media and Merger Sub have approved and adopted this Agreement and the transactions contemplated hereby, and the Board of Directors and the sole stockholder of Merger Sub have adopted this Agreement.

D.  For federal Income Tax purposes, it is intended that the Merger will qualify as a tax-free reorganization under the provisions of Section 368(a)(2)(D) of the Code (as defined below).

NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows.

ARTICLE 1
DEFINITIONS

“Affiliate” has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act.

“Affiliated Group” means any affiliated group within the meaning of Code Section 1504 or any similar group defined under a similar provision of state, local, or foreign law.

“Agreement” has the meaning set forth in the preface above.

“Business Day” means a day of the year in which banks are not required or authorized to be closed in the City of Houston.

“CERCLA” means the United States Comprehensive Environmental Response, Compensation, and Liability Act.

“Certificates” has the meaning set forth in Section 2.07.

“Cleanup” means any investigative, monitoring, cleanup, removal, containment or other remedial or response action required by any Environmental Law or Occupational Safety and Health Law.  The terms “removal,” “remedial,” and “response action” include the types of activities covered by CERCLA.

“Closing” has the meaning set forth in Section 2.02.

“Closing Date” has the meaning set forth in Section 2.02.

“Code” means the Internal Revenue Code of 1986, as amended.

“Confidential Information” means any information concerning the businesses and affairs of TeleChem that is not already generally available to the public.

“Contravene” means an act or omission would “Contravene” something if, as the context requires:

(i)           the act or omission would conflict with it, violate it, result in a breach or violation of or failure to comply with it, or constitute a default under it;

(ii)           the act or omission would give any Governmental Body or other Person the right to challenge, revoke, withdraw, suspend, cancel, terminate, or modify it, to exercise any remedy or obtain any relief under it, or to declare a default or accelerate the maturity of any obligation under it; or

(iii)           the act or omission would result in the creation of an Encumbrance on the stock or assets of the subject company.

“Controlled Group of Corporations” has the meaning set forth in Code Section 1563.

“Deferred Intercompany Transaction” has the meaning set forth in Regulation Section 1.1502-13.

“Delaware Law” has the meaning set forth in the Recitals above.

“Dissenting Shares” has the meaning set forth in Section 2.09.

“Effective Time” has the meaning set forth in Section 2.02.

“Employee Benefit Plan” means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan), or (d) Employee Welfare Benefit Plan, cafeteria plan as defined in Section 125 of the Code, or material fringe benefit plan or program.

“Employee Pension Benefit Plan” has the meaning set forth in ERISA Section 3(2).

“Employee Welfare Benefit Plan” has the meaning set forth in ERISA Section 3(1).

“Encumbrance” means any charge, claim, mortgage, servitude, easement, right of way, community or other marital property interest, covenant, equitable interest, lien, option, pledge, security interest, preference, priority, right of first refusal, or similar restriction.

“Environment” means soil, land surface or subsurface strata, surface waters (including navigable water and ocean waters), groundwaters, drinking water supply, stream sediments, ambient air (including indoor air), plant and animal life, and any other similar medium or natural resource.

“Environmental, Health, and Safety Liabilities” means any cost, damages, expense, Liability, or other responsibility arising from or under Environmental Law or Occupational Safety and Health Law, including those consisting of or relating to:

(i)           any environmental, health, or safety matter or condition (including on-site or off-site contamination, occupational safety and health, and regulation of any chemical substance or product);

(ii)           any fine, penalty, judgment, award, settlement, proceeding, damages, loss, claim, demand and response, investigative, monitoring, remedial, or inspection cost or expense arising under Environmental Law or Occupational Safety and Health Law;

(iii)           financial responsibility under any Environmental Law or Occupational Safety and Health Law for Cleanup costs or corrective action, (whether or not such Cleanup has been required or requested by any Governmental Body or other Person) and for any natural resource damage; or

(iv)           any other compliance, corrective, or remedial measures required under any Environmental Law or Occupational Safety and Health Law.

“Environmental Law” means CERCLA and any other Legal Requirement that requires or relates to:

(i)           advising appropriate Governmental Bodies, employees, or the public of intended or actual Releases of pollutants or hazardous substances or materials, violations of discharge limits or other prohibitions and the commencement of activities, such as resource extraction or construction, that could have significant impact on the Environment;

(ii)           preventing or reducing to acceptable levels the Release of pollutants or hazardous substances or materials into the Environment;

(iii)           reducing the quantities, preventing the Release, or minimizing the hazardous characteristics of wastes that are generated;

(iv)           assuring that products are designed, formulated, packaged, and used so that they do not present unreasonable risks to human health or the Environment when used or disposed of;

(v)           protecting resources, species, or ecological amenities;

(vi)           reducing to acceptable levels the risks inherent in the transportation of hazardous substances, pollutants, oil, or other potentially harmful substances;

(vii)           Cleanup of pollutants that have been Released, preventing the threat of Release, or paying the costs of such Cleanup or prevention; or

(viii)           making responsible parties pay private parties, or groups of them, for damages done to their health or the Environment, or permitting self-appointed representatives of the public interest to recover for injuries done to public assets.

“ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

“Facility” means any Real Property or tangible personal property interest owned or operated by Integrated Media or its subsidiaries.  For purposes of Section 4.23 and the definition of “Hazardous Activity,” the term also includes any Real Property or tangible personal property interest formerly owned or operated by Integrated Media or its subsidiaries or any predecessor Person.

“Fiduciary” has the meaning set forth in ERISA Section 3(21).

“GAAP” means United States generally accepted accounting principles as in effect from time to time.

“Good Title” means good and defensible title which is (i) evidenced by an instrument or instruments filed of record in accordance with the conveyance and recording laws of the applicable jurisdiction and is sufficient against competing claims of bona fide purchasers for value without notice and (ii) free and clear of all liens, security interest, claims, infringements, and other burdens of encumbrances, other than such liens, security interests, claims, infringements, and other burdens of encumbrances that a reasonably prudent purchaser of oil and gas properties would accept in light of the value of the property affected, the improbability of assertion of the defect or irregularity or the degree of difficulty or the cost of performing curative work.

“Governmental Body” means any:

(i)           nation, region, state, county, city, town, village, district, or other jurisdiction;

(ii)           federal, state, local, municipal, foreign or other government;

(iii)           governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, or other entity and any court or other tribunal);

(iv)           multinational organization;

(v)           body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, policy, regulatory, or taxing authority or power of any nature; and

(vi)           official of any of the foregoing.

“Hazardous Activity” means the distribution, generation, handling, importing, management, manufacturing, processing, production, refinement, Release, storage, transfer, transportation, treatment, or use (including any withdrawal or other use of groundwater) of Hazardous Materials in, on, under, about, or from any of the Facilities or any part thereof into the Environment, and any other act, business, operation, or thing that increases the danger, or risk of danger, or poses an unreasonable risk of harm to individuals or property on or off the Facilities, or that may affect the value of any of the Facilities or Integrated Media and its subsidiaries.

“Hazardous Materials” means any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under or pursuant to any Environmental Law, including any admixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substitutes therefor and asbestos or asbestos-containing materials.

“Income Taxes” means all income and profits Taxes, capital taxes, franchise taxes and similar Taxes based on income, profits or capital (including any Taxes in lieu of such income or profits Taxes) imposed by any Federal, state, local or foreign governmental agency, whether in the form of assessments in the nature of Taxes or otherwise, together with all interest, penalties and additions imposed with respect to (a) such Taxes or (b) the late filing or nonfiling of returns relating to such Taxes.

“Information Statement” has the meaning set forth in Section 3.17.

“Intellectual Property” means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

“Integrated Media” has the meaning set forth in the preface to this Agreement.

“Integrated Media Common Stock” means the common stock, par value $.001 per share, of Integrated Media.

“Integrated Media Disclosure Schedule” has the meaning set forth in Article 4.

“Integrated Media Common Stock” means the voting, Common Stock, par value $.001 per share, of Integrated Media.

“Integrated Media Series A Preferred Stock” means the voting, Series A Convertible Preferred stock, par value $.001 per share, of Integrated Media as described in the Amended and Restated Certificate of Incorporation, each initially convertible as provided therein.

“Knowledge” means actual knowledge after reasonable investigation.

“Legal Requirement” means any constitution, law, statute, treaty, rule, regulation, ordinance, binding case law or principle of common law, notice, approval or Order of any Governmental Body, and any Contract with any Governmental Body relating to compliance with any of the foregoing.

“Merger” has the meaning set forth in the Recitals above.

“Merger Consideration” has the meaning set forth in Section 2.06(b).

“Merger Sub” has the meaning set forth in the preface above.

“Multiemployer Plan” has the meaning set forth in ERISA Section 3(37).

“Nevada Articles of Merger” has the meaning set forth in Section 2.02.

“Nevada Law” has the meaning set forth in the Recitals above.

“Occupational Safety and Health Law” means any Legal Requirement designed to provide safe and healthful working conditions and to reduce occupational safety and health hazards, and any program, whether governmental or private (such as those promulgated or sponsored by industry associations and insurance companies), designed to provide safe and healthful working conditions.

“Order” means any order, injunction, judgment, decree, ruling, assessment or arbitration award of any Governmental Body or arbitrator.

“Ordinary Course of Business” means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

“OTC” means the OTC Bulletin Board.

“Outstanding TeleChem Shares” means all TeleChem capital stock issued and outstanding immediately prior to the Effective Time.

“Parties” has the meaning set forth in the preface above.

“PBGC” means the Pension Benefit Guaranty Corporation.

“Person” means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

“Real Property” means all real property of Integrated Media and its subsidiaries, including all parcels and tracts of land in which Integrated Media or its subsidiaries has a fee simple estate or a leasehold estate, and all improvements, easements and appurtenances thereto.

“Release” means any spilling, leaking, emitting, discharging, depositing, escaping, leaching, dumping, or other releasing into the Environment, whether intentional or unintentional.

“Reportable Event” has the meaning set forth in ERISA Section 4043.

“SEC” means the United States Securities and Exchange Commission.

“Secretary” has the meaning set forth in Section 2.02.

“Securities Act” means the Securities Act of 1933, as amended.

“Securities Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Security Interest” means any mortgage, pledge, lien, encumbrance, charge, or other security interest, other than (a) mechanic’s, materialmen’s, and similar liens, (b) liens for Taxes not yet due and payable, and (c) purchase money liens and liens securing rental payments under capital lease arrangements.

“Shareholders” has the meaning set forth in the Recitals above.

“Subsidiary” means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

“Surviving Corporation” has the meaning set forth in Section 2.01.

“Taxes” shall mean all excise, real and personal property, sales, use, customs duties, payroll, withholding, capital or franchise (based on capital and/or activity), estimated and other taxes, including Income Taxes, imposed by a federal, state, local or foreign governmental agency, whether in the form of assessments which are in the nature of Taxes or otherwise, together with all interest, penalties and additions imposed with respect to such amounts.

“TeleChem” has the meaning set forth in the preface to this Agreement..

“TeleChem Audited Statements” shall mean TeleChem’ audited financial statements as of and for the period ended with its most recent fiscal year.

“TeleChem Disclosure Schedule” has the meaning set forth in Article 3.

“TeleChem Most Recent Financial Statements” has the meaning set forth in Section 3.07(b).

“TeleChem Shares” means the capital stock of TeleChem.

“TeleChem Stockholders” has the meaning set forth in the preface above.

“Tax Returns” means returns, declarations, reports, claims for refund, information returns or other documents (including any related or supporting schedules, statements or information) filed or required to be filed in connection with the determination, assessment or collection of Taxes of any Party or the administration of any laws, regulations or administrative requirements relating to any Taxes.

“Threatened” means an action or matter would be considered to have been “Threatened” if a demand or statement has been made (whether orally or in writing) or a notice has been given (whether orally or in writing), or any other event has occurred or any other circumstances exist, that would lead a prudent Person to conclude that such action or matter is likely to be asserted, commenced, taken or otherwise pursued in the future.

ARTICLE 2
THE MERGER

Section 2.01.  Basic Transaction.  Upon the terms and subject to the conditions set forth in this Agreement and in accordance with Nevada Law and Delaware Law, at the Effective Time, Merger Sub shall be merged with and into TeleChem. As set forth in Sections 2.06 and 2.07 hereunder, simultaneously with the merger of Merger Sub with and into TeleChem, the Shareholders will exchange their TeleChem Shares for shares of the common stock of Integrated Media. Integrated Media will transfer its wholly-owned subsidiary, Endavo pursuant to Section 2.11 hereunder. Integrated Media will change its domicile from Delaware to Nevada pursuant to Section 5.11  As a result of the Merger, the outstanding shares of capital stock of Merger Sub and TeleChem shall be converted or canceled in the manner provided in Section 2.06 of this Agreement, the separate existence of Merger Sub shall cease and TeleChem will be the surviving corporation in the Merger of Merger Sub into TeleChem (the “Surviving Corporation”).

Section 2.02.  Effective Time; Closing.  As promptly as practicable after Closing (defined below), and in no event later than the first Business Day following the satisfaction or, if permissible, waiver of the conditions set forth in Article 7 (or such other date as may be agreed in writing by each of the Parties), the Parties shall cause the Merger to be consummated by filing articles of merger (the “Nevada Articles of Merger”), with the Secretary of State of the State of Nevada (the “Nevada Secretary”) in such form as is required by, and executed in accordance with the relevant provisions of, Nevada Law and a certificate of merger (the “Delaware Certificate of Merger”), with the Secretary of State of the State of Delaware (the “Delaware Secretary”) in such form as is required by, and executed in accordance with the relevant provisions of, Delaware Law.  The term “Effective Time” means the date and time of the last to occur of the filing of the Nevada Articles of Merger with the Nevada Secretary or the filing of the Delaware Certificate of Merger with the Delaware Secretary (or such later time as may be agreed in writing by each of the Parties and specified in the Nevada Articles of Merger and Delaware Certificate of Merger).  Immediately prior to the filing of the Nevada Articles of Merger and Delaware Certificate of Merger, a closing (the “Closing”) will be held at the Houston, Texas offices of Sonfield & Sonfield at 9:00 a.m., local time, on the first Business Day after the date on which the last of the conditions to Closing set forth in Article 7 hereof (other than conditions to be satisfied at the Closing) are fulfilled or waived by the appropriate Party, as the case may be (or such other time, date or place as the Parties may agree) (the “Closing Date”).

Section 2.03.  Effect of the Merger.  At the Effective Time, the effect of the Merger shall be as provided in the applicable provisions of Nevada Law and Delaware Law.

Section 2.04.  Certificate of Incorporation; Bylaws.

(a)           At the Effective Time, the articles of incorporation of TeleChem, as in effect immediately prior to the Effective Time, shall be the articles of incorporation of the Surviving Corporation, until thereafter amended as provided therein or by applicable law.

(b)           At the Effective Time, the bylaws of TeleChem, as in effect immediately prior to the Effective Time, shall be the bylaws of the Surviving Corporation until thereafter amended as provided therein or by applicable law.

Section 2.05.  Directors and Officers.  At the Effective Time, the officers and directors of TeleChem shall continue as the officers and directors of Surviving Corporation, to hold office in accordance with the Articles of Incorporation and Bylaws of Integrated Media until a successor is elected or appointed and has qualified or until the earliest of such director’s death, resignation, removal or disqualification, or as otherwise provided in the bylaws of Integrated Media.

Section 2.06.  Conversion of Securities.  At the Effective Time, by virtue of the Merger and without any action on the part of Merger Sub or TeleChem:

(a)           The common stock of TeleChem (the “TeleChem Shares”) issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive the number of fully paid, non assessable shares of Integrated Media Common Stock issuable to the persons set out in Exhibit A hereto (the “Exchange Ratio”).

(b)           Shares of Integrated Media Common Stock to be issued to holders of TeleChem Shares pursuant to Section 2.06(a) is referred to as the “Merger Consideration.”  If between the date of this Agreement and the Effective Time, any TeleChem Shares held by a TeleChem stockholder shall be transferred to TeleChem, the Merger Consideration shall be correspondingly adjusted to the extent appropriate to reflect such transfer of shares.

(c)           In any event, if between the date of this Agreement and the Effective Time, the outstanding shares of Integrated Media Common Stock or TeleChem Shares shall have been changed into a different number of shares or a different class, by reason of any declared or completed stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares, the Merger Consideration shall be correspondingly adjusted to the extent appropriate to reflect such stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares.  Upon surrender of the certificate(s) representing TeleChem Shares in accordance with Section 2.07, such holder of TeleChem Shares shall be entitled to receive the Merger Consideration.

(d)           From and after the Effective Time, all TeleChem Shares shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist, and each certificate previously representing any such interests shall thereafter represent the right to receive the Merger Consideration into which such TeleChem Shares were converted in the Merger, upon surrender of the certificate(s) representing such interests in accordance with Section 2.07.  Certificates previously representing shares of TeleChem Shares shall be exchanged for the Merger Consideration upon the surrender of such certificates in accordance with the provisions of Section 2.07, without interest.

(e)           Any TeleChem Shares owned by Integrated Media, Merger Sub or any direct or indirect wholly owned subsidiary of Integrated Media immediately prior to the Effective Time shall be canceled and extinguished without any conversion thereof and no payment shall be made with respect thereto.

(f)           Each share of common stock, par value $.001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation at the Effective Time, and the Surviving Corporation thereafter shall not have other equity securities.

Section 2.07.  Exchange of Certificates.

(a)           At the Closing, each holder of record of a certificate or certificates (the “Certificates”) which immediately prior to the Effective Time represented Outstanding TeleChem Shares shall tender such Certificates to Integrated Media or its designated transfer or exchange agent with such other documents as Integrated Media may reasonably request, including a stock power.  Upon surrender of a Certificate for cancellation to Integrated Media together with such duly executed documents as may be required, the holder of such Certificate shall be entitled to receive in exchange therefor the Merger Consideration which such holder has the right to receive in respect of TeleChem Shares formerly represented by such Certificates, together with any dividends or other distributions to which such holder is entitled pursuant to Section 2.07(b).  The surrendered Certificates shall then be marked canceled.  In the event of a transfer of ownership of TeleChem Shares which is not registered in the transfer records of TeleChem, the Merger Consideration may be paid in accordance with Article 2 to the transferee if the Certificates representing such shares of TeleChem Shares are presented to Integrated Media, accompanied by all documents required to evidence and effect such transfer and by evidence that any applicable stock transfer taxes have been paid.  Until surrendered as contemplated by this Section 2.07(a), each Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender the Merger Consideration, and any dividends or other distributions to which such holder is entitled pursuant to Section 2.07(b).  No interest shall be paid on the Merger Consideration.

(b)            No dividends or other distributions declared or made after the Effective Time with respect to Integrated Media Common Stock with a record date after the Effective Time shall be paid to the holder of any unsurrendered Certificate with respect to the shares of Integrated Media Common Stock evidenced thereby until the holder of such Certificate shall surrender such Certificate.  Subject to the effect of applicable laws, following surrender of any such Certificate, there shall be paid to the holder of such Certificate, in addition to the shares of Integrated Media Common Stock as provided in Section 2.07(a), without interest, the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to the whole shares of Integrated Media Common Stock evidenced by such Certificate.  There shall be paid to the holder of the certificates representing whole shares of Integrated Media Common Stock issued in exchange therefor, without interest: (i) promptly, the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to such whole shares of Integrated Media Common Stock, and (ii) at the appropriate payment date, the amount of dividends or other distributions, with a record date after the Effective Time but prior to surrender and a payment date occurring after surrender, payable with respect to such whole shares of Integrated Media Common Stock.

(c)           The Merger Consideration issued or paid upon conversion of the Outstanding TeleChem Shares in accordance with the terms hereof (including any cash paid or other distributions pursuant to Sections 2.07(b)) shall be deemed to have been issued or paid in full satisfaction of all rights pertaining to such TeleChem Shares.

(d)           Neither Integrated Media nor the Surviving Corporation shall be liable to TeleChem for any Merger Consideration (or dividends or distributions with respect thereto) which remains undistributed to the holders of TeleChem Shares for one year after the Effective Time and is delivered to a public official pursuant to any applicable abandoned property, escheat or similar law.

(e)           If any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the TeleChem stockholder claiming such Certificate to be lost, stolen or destroyed and, if required by the Integrated Media, the posting by such TeleChem stockholder of a bond in such reasonable amount as the Integrated Media may direct as indemnity against any claim that may be made against it with respect to such Certificate, Integrated Media will issue in exchange for such lost, stolen or destroyed Certificate the Merger Consideration, and unpaid dividends and distributions on the Merger Consideration deliverable in respect thereof pursuant to this Agreement.

(f)           No certificates or scrip evidencing fractional shares of Integrated Media Common Stock shall be issued upon the surrender for exchange of Certificates, but in lieu thereof each stockholder of TeleChem who would otherwise be entitled to receive a fraction of a share of Integrated Media Common Stock, after aggregating all fractional shares of Integrated Media Common Stock which such holder would be entitled to receive under Section 2.06, shall receive the next larger number of whole shares of Integrated Media Common Stock to which such holder would otherwise be entitled.

Section 2.08.  Stock Transfer Books.   At the Effective Time, the stock transfer books of TeleChem shall be closed and there shall be no further registration of transfers of shares of TeleChem Shares thereafter on the records of TeleChem.  On or after the Effective Time, any Certificates presented to Integrated Media for any reason shall be converted into the Merger Consideration, and any dividends or other distributions to which they are entitled pursuant to Section 2.07(b) in accordance with the terms of this Agreement.

Section 2.09.  Dissenting Shares.   TeleChem Shares that have not been voted for adoption of the merger and with respect to which dissenter’s rights have been properly demanded in accordance with Section 262 of the Delaware Law (“Dissenting Shares”), shall not be converted into the right to receive the Merger Consideration at or after the Effective Time unless and until the holder of such shares withdraws his demand for dissenter’s rights or becomes ineligible of dissenter’s rights.  If a holder of Dissenting Shares withdraws his demand for dissenter’s rights or becomes ineligible for dissenter’s rights, then, as of the Effective Time or the occurrence of such event, whichever later occurs, such holder’s Dissenting Shares shall cease to be Dissenting Shares and shall be converted into and represent the right to receive the Merger Consideration.

Section 2.10.  Stock Options.  At the Effective Time, each then outstanding option to purchase shares of TeleChem Shares granted by TeleChem (collectively, the “TeleChem Options”), shall, as of the Effective Time, automatically and without any action on the part of the holder thereof, be cancelled and of no further force or effect.

Section 2.11.  Transfer and Divestiture of Endavo.  Integrated Media shall have divested all of its interest in its wholly owned subsidiary, Endavo Media and Communications, Inc., a Delaware corporation, by transfer to Paul D. Hamm and shall have paid or discharged any Integrated Media obligations of any kind or character, direct or contingent, such that there are no outstanding liabilities whatsoever.  The consideration received by Integrated Media for the transfer of Endavo shall be the cancellation of 1,750,000 outstanding common stock purchase warrants of Integrated Media owned by Paul D. Hamm.  Upon execution of this Agreement, Integrated Media and Paul D. Hamm will execute and deliver the Trust Receipt Irrevocable Instructions and Irrevocable Proxy substantially in the form of Exhibit G hereto and Integrated Media will deliver to Paul D. Hamm the Endavo Shares (as defined therein).

ARTICLE 3
REPRESENTATIONS AND WARRANTIES OF TELECHEM AND SHAREHOLDERS

TeleChem represents and warrants to Integrated Media that the statements contained in this Article 3 are correct and complete in all material respects as of the date of this Agreement and will be correct and complete in all material respects as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article 3), except as set forth in the disclosure schedule delivered by TeleChem to Integrated Media on the date hereof and initialed by the Parties (the “TeleChem Disclosure Schedule”).  Nothing in the TeleChem Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein, however, unless the TeleChem Disclosure Schedule identifies the exception with reasonable particularity, describes the relevant facts in reasonable detail and identifies the subsection of this Article 3 to which the exception applies.  Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself).  The TeleChem Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Article 3.

Section 3.01.  Organization, Qualification and Corporate Power.  TeleChem is a corporation duly organized, validly existing, and in good standing under the laws of Delaware.  Each of TeleChem and its subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required.  Each of TeleChem and its subsidiaries has full corporate power and authority and all licenses, permits and authorizations necessary to carry on the businesses in which it is engaged, to own and use the properties owned and used by it and to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the Merger and the transactions contemplated thereby.  Section 3.01 of the TeleChem Disclosure Schedule lists the directors and officers of TeleChem and its subsidiaries.  Except as set forth on Section 3.01 of the TeleChem Disclosure Schedule, each of TeleChem and its subsidiaries does not have and never has had any equity or ownership interests in any corporation, partnership, joint venture, limited liability company or other legal entity.  The execution and delivery of this Agreement and the other agreements, documents and instruments executed in connection herewith to which TeleChem is a party and the consummation by TeleChem of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action and no other corporate proceedings on the part of TeleChem are necessary to authorize this Agreement or such other agreements, documents and instruments or to consummate the Merger and the transactions contemplated thereby (other than the filing and recordation of the Delaware Articles of Merger with the Delaware Secretary as required by Delaware Law).  The Agreement and the other agreements, documents and instruments executed in connection herewith to which TeleChem is a party has been duly and validly executed and delivered by TeleChem and constitute a legal, valid and binding obligation of TeleChem, enforceable against TeleChem in accordance with their respective terms.  The minute books (containing the records of meetings of the Stockholders, the board of directors, and any committees of the board of directors), the stock certificate books, and the stock record books of each of TeleChem and its subsidiaries are correct and complete.  None of TeleChem and its subsidiaries is in default under or in violation of any provision of its charter or bylaws.

Section 3.02.  Noncontravention.  Except as set out on Section 3.02 of the TeleChem Disclosure Schedule, neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (a) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which TeleChem is subject or any provision of its charter or by-laws or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which TeleChem is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets).  None of TeleChem and its subsidiaries needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement, other than the filing and recordation of the Nevada Articles of Merger with the Nevada Secretary.

Section 3.03.  Capitalization.  Section 3.03 of the TeleChem Disclosure Schedule sets out: (i) the authorized capital stock of TeleChem, (ii) the number of issued and outstanding shares, and (iii) the number of shares held in treasury.  All of the issued and outstanding TeleChem Shares have been duly authorized, are validly issued, fully paid, and nonassessable.  Except as set forth in Section 3.03(a) of the TeleChem Disclosure Schedule, there are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require TeleChem to issue, sell, or otherwise cause to become outstanding any of its capital stock.  There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to TeleChem.  Except as set forth in Section 3.03(b) of the TeleChem Disclosure Schedule, there are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of TeleChem.  Section 3.03(a) of the TeleChem Disclosure Schedule shall set forth the date of grant, exercise price, number of shares of TeleChem Shares exercisable for and the expiration date for each outstanding option, warrant and other convertible security of TeleChem.  Section 3.03(b) of the TeleChem Disclosure Schedule shall set forth each outstanding option, warrant and other convertible security of TeleChem that is subject to registration rights.

Section 3.04.  Brokers’ Fees.  Except the Consulting and Finder Agreement with Cole Business Development, LLC, a Nevada limited liability company, none of Shareholders, TeleChem or any of its subsidiaries has any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

Section 3.05.  Title to Assets.  Except as set forth in Section 3.05 of the TeleChem Disclosure Schedule, TeleChem and its subsidiaries have good and marketable title to, or a valid leasehold interest in, the properties and assets used by them, located on their premises, or shown on the TeleChem Balance Sheet (as defined in Section 3.07) or acquired after the date thereof, free and clear of all Security Interests, except for properties and assets disposed of in the Ordinary Course of Business since the date of the TeleChem Balance Sheet.

Section 3.06.  Subsidiaries.  Section 3.06 of the TeleChem Disclosure Schedule sets forth for each Subsidiary of TeleChem (i) its name and jurisdiction of incorporation, (ii) the number of shares of authorized capital stock of each class of its capital stock, (iii) the number of issued and outstanding shares of each class of its capital stock, the names of the holders thereof, and the number of shares held by each such holder, and (iv) the number of shares of its capital stock held in treasury.  All of the issued and outstanding shares of capital stock of each Subsidiary of TeleChem have been duly authorized and are validly issued, fully paid, and nonassessable.  One of TeleChem and its subsidiaries holds of record and owns beneficially all of the outstanding shares of each Subsidiary of TeleChem, free and clear of any restrictions on transfer (other than restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands.  There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require any of TeleChem and its subsidiaries to sell, transfer, or otherwise dispose of any capital stock of any of its subsidiaries or that could require any Subsidiary of TeleChem to issue, sell, or otherwise cause to become outstanding any of its own capital stock.  There are no outstanding stock appreciation, phantom stock, profit participation, or similar rights with respect to any Subsidiary of TeleChem.  There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of any capital stock of any Subsidiary of TeleChem.  None of TeleChem and its subsidiaries controls directly or indirectly or has any direct or indirect equity participation in any corporation, partnership, trust, or other business association which is not a Subsidiary of TeleChem.

Section 3.07.  Financial Statements.

(a)           The TeleChem unaudited financial Statements (including, in each case, any notes thereto) (i) are in accordance with the books and records of TeleChem; (ii) present fairly and accurately the financial condition of TeleChem, as of the dates of the balance sheets; (iii) present fairly and accurately the results of operations for the periods covered by such statements; (iv) present fairly and accurately the changes in stockholders’ equity and cash flows for the periods covered by such statements; (v) have been prepared in accordance with GAAP applied on a consistent basis; and (vi) include all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial condition of TeleChem, and of the results of operations of TeleChem for the periods covered by such statements, and fairly present the financial position, results of operations and changes in stockholders’ equity and cash flows of TeleChem and its consolidated subsidiaries as of the respective dates thereof and for the respective periods indicated therein.

(b)           The unaudited balance sheet and statement of income and cash flow (“TeleChem Most Recent Financial Statements”) as of and for the year ended December 31, 2007 for TeleChem have been prepared in accordance with GAAP applied on a consistent basis and present fairly the financial condition of TeleChem as of such dates and the results of operations of TeleChem for such periods; provided, however, that the TeleChem Most Recent Financial Statements are subject to normal year-end adjustments and lack footnotes and other presentation items.

(c)           Except to the extent set forth on the unaudited consolidated balance sheet of TeleChem as of December 31, 2007, including the notes to the audited financial statements of which such balance sheet is a part, for the year ended December 31, 2007 (the “TeleChem Balance Sheet”), neither TeleChem nor any of its subsidiaries has any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise) which would be required to be reflected on a balance sheet, or in the notes thereto, prepared in accordance with generally accepted accounting principles applied on a consistent basis.

(d)           Except as set forth herein or in Section 3.07 of the TeleChem Disclosure Schedule, since December 31, 2007, there has not been any material adverse change in the financial condition of TeleChem.

Section 3.08.  Undisclosed Liabilities.  Except as set forth in Section 3.08 of the TeleChem Disclosure Schedule, none of TeleChem and its subsidiaries has any liability (whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for Taxes), and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against any of them giving rise to any liability, except for liabilities set forth on the face of the TeleChem Balance Sheet (rather than in any notes thereto).

Section 3.09.  Legal Compliance.  Except as set forth herein or in Section 3.09 of the TeleChem Disclosure Schedule each of TeleChem, its subsidiaries, and their respective predecessors and Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), including all import and export laws relating to its products and business and the payment of all customs duties or other official charges incurred, due or owed by TeleChem or its subsidiaries, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

Section 3.10.  Real Property.   Each of TeleChem and its subsidiaries does not own, has never owned, does not have, nor has it ever had any interest in any real property, other than pursuant to a valid lease.

Section 3.11.  Tangible Assets.   The tangible assets that TeleChem and its subsidiaries own and lease are free from material defects (patent and latent), have been maintained in accordance with normal industry practice, and are in good operating condition and repair (subject to normal wear and tear), and is suitable for the purpose for which it presently is used.

Section 3.12.  Powers of Attorney.  There are no outstanding powers of attorney executed on behalf of any of TeleChem and its subsidiaries.

Section 3.13.  Employees.  None of TeleChem and its subsidiaries is a party to or bound by any collective bargaining agreement, nor has it experienced any strike or material grievance, claim of unfair labor practices, or other collective bargaining dispute within the past three years.  None of TeleChem and its subsidiaries has committed any material unfair labor practice.  None of TeleChem and its subsidiaries and the directors and officers of TeleChem and its subsidiaries has any Knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of TeleChem and its subsidiaries.

Section 3.14.  Guaranties.  None of TeleChem and its subsidiaries is a guarantor or otherwise is responsible for any liability or obligation (including indebtedness) of any other Person.

Section 3.15.  Certain Business Practices.  TeleChem and its subsidiaries and, to the knowledge of TeleChem, Shareholders and each director, officer, authorized agent or employee of TeleChem or any of its subsidiaries have not, directly or indirectly, (a) used any funds for unlawful contributions, gifts, entertainment or other unlawful expenses relating to political activity, (b) made any unlawful payment to foreign or domestic government officials or employees or to foreign or domestic political parties or campaigns or violated any provision of the Foreign Corrupt Practices Act of 1977, as amended, (c) made any other unlawful payment, (d) violated any of the provisions of Section 999 of the Code or Section 8 of the Export Administration Act, as amended, or (e) established or maintained any fund or asset that has not been recorded in the books and records of TeleChem and its subsidiaries.

Section 3.16.  Parachute Payments.  TeleChem has not entered into any agreement that would result in the making of “parachute payments,” as defined in Section 280G of the Code, to any Person.

Section 3.17.  Information Statement. The information supplied or to be supplied by or on behalf of TeleChem for inclusion or incorporated by reference in any Integrated Media information statement that may be required pursuant to Section 14f or Section 14C of the Exchange Act, in definitive form (the “Information Statement”), will not, at the date mailed to the Integrated Media stockholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.  The Information Statement, insofar as it relates to Integrated Media, will comply as to form in all material respects with the applicable provisions of the Exchange Act and rules and regulations thereunder.

Section 3.18.  Environment, Health, and Safety.

(a)           TeleChem International, Inc. regularly stores and handles hazardous chemicals in its ongoing business operations.  TeleChem has created and implemented a hazardous materials communication program.  Employees are trained to handle these chemicals in accordance with good industrial hygiene and safety practices, with OSH regulations and with DOT regulations. TeleChem's facilities are fully licensed to store and handle hazardous aterials, and are inspected by the City of Sunnyvale Hazardous Materials Unit annually.  TeleChem is in compliance with all federal, state and local regulations.
(b)           Each of TeleChem and its subsidiaries is, and at all times has been, in full compliance with, and has not been and is not in Contravention of or liable under, any Environmental Law or Occupational Safety and Health Law.  Neither any of TeleChem and its subsidiaries has any basis to expect, nor has any of them or any other Person for whose conduct they are or may be held responsible received, any actual or Threatened Order, notice, or other communication from (i) any Governmental Body or other Person acting in the public interest, or (ii) the current or prior owner or operator of any Facility, of any actual or potential violation or failure to comply with any Environmental Law, or of any actual or Threatened obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any Facility or other property or asset (whether real, personal, or mixed) in which any of TeleChem or its subsidiaries has had an interest, or with respect to any property or Facility at or to which Hazardous Materials were generated, manufactured, refined, transferred, imported, used, or processed by TeleChem, its subsidiaries or any other Person for whose conduct they are or may be held responsible, or from which Hazardous Materials have been transported, treated, stored, handled, transferred, disposed, recycled, or received.
(c)           There are no pending or Threatened, claims, Encumbrances or other restrictions of any nature, resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law or Occupational Safety and Health Law, with respect to or affecting any Facilities or any other properties and assets (whether real, personal, or mixed) in which any of TeleChem or its subsidiaries has or had an interest.

(d)           Neither any of TeleChem or its subsidiaries has any basis to expect, nor has any of them or any other Person for whose conduct they are or may be held responsible, received, any citation, directive, inquiry, notice, Order, summons, warning, or other communication that relates to Hazardous Activity, Hazardous Materials, or any actual, alleged, possible or potential Contravention of or failure to comply with any Environmental Law or Occupational Safety and Health Law, or of any actual, alleged, possible or potential obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any Facility or other property or asset (whether real, personal, or mixed) in which any of TeleChem or its subsidiaries had an interest, or with respect to any property or facility to or by which Hazardous Materials generated, manufactured, refined, transferred, imported, used, or processed by any of TeleChem, its subsidiaries, or any other Person for whose conduct they are or may be held responsible, have been transported, treated, stored, handled, transferred, disposed, recycled, or received.  Neither any of TeleChem or its subsidiaries, nor any other Person for whose conduct they are or may be held responsible, has any Environmental, Health, and Safety Liabilities with respect to any Facility or with respect to any other property or asset (whether real, personal, or mixed) in which any of TeleChem or its subsidiaries (or any predecessor), has or had an interest, or at any property geologically or hydrologically adjoining any Facility or any such other property or asset.

(e)           There has been no Release or, to TeleChem’ Knowledge, Threat of Release, of any Hazardous Materials at or from any Facility or at any other location where any Hazardous Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed from or by any Facility, or from any other property or asset (whether real, personal, or mixed) in which any of TeleChem or its subsidiaries has or had an interest, or any geologically or hydrologically adjoining property, whether by any of TeleChem, its subsidiaries, or any other Person.

(f)           TeleChem has delivered to Integrated Media true and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by any of TeleChem or its subsidiaries pertaining to Hazardous Materials or Hazardous Activities in, on, or under any Facilities, or concerning compliance by any of TeleChem, its subsidiaries, or any other Person for whose conduct they are or may be held responsible, with Environmental Laws.

Section 3.19.  Disclosure.  The representations and warranties contained in this Article 3 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this Article 3 not misleading.

ARTICLE 4
REPRESENTATIONS AND WARRANTIES
CONCERNING INTEGRATED MEDIA AND ITS SUBSIDIARIES

Integrated Media and its subsidiaries represent and warrant to TeleChem that the statements contained in this Article 4 are correct and complete in all material respects as of the date of this Agreement and will be correct and complete in all material respects as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article 4), except as set forth in the disclosure schedule delivered by Integrated Media to TeleChem on the date hereof and initialed by the Parties (the “Integrated Media Disclosure Schedule”).  Nothing in the Integrated Media Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein, however, unless the Integrated Media Disclosure Schedule identifies the exception with reasonable particularity, describes the relevant facts in reasonable detail and identifies the subsection of this Article 4 to which the exception applies.  Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself).  The Integrated Media Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Article.

Section 4.01.  Organization, Qualification, and Corporate Power.  Each of Integrated Media and its subsidiaries is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.  Each of Integrated Media and its subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required.  Each of Integrated Media and its subsidiaries has full corporate power and authority and all licenses, permits and authorizations necessary to carry on the businesses in which it is engaged, to own and use the properties owned and used by it and to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the Merger and the transactions contemplated thereby.  Section 4.01 of the Integrated Media Disclosure Schedule lists the directors and officers of Integrated Media and its subsidiaries.  Except as set forth on Section 4.01 of the Integrated Media Disclosure Schedule, each of Integrated Media and its subsidiaries does not have and never has had any equity or ownership interests in any corporation, partnership, joint venture, limited liability company or other legal entity.  The execution and delivery of this Agreement by Integrated Media and the other agreements, documents and instruments executed in connection herewith to which Integrated Media is a party and the consummation by Integrated Media of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action and no other corporate proceedings on the part of Integrated Media are necessary to authorize this Agreement or such other agreements, documents and instruments or to consummate the Merger and the transactions contemplated thereby (other than the filing and recordation of the Nevada Articles of Merger with the Nevada Secretary as required by Nevada Law).  The Agreement and the other agreements, documents and instruments executed in connection herewith to which Integrated Media is a party has been duly and validly executed and delivered by Integrated Media and constitute a legal, valid and binding obligation of Integrated Media, enforceable against Integrated Media in accordance with their respective terms.  The minute books (containing the records of meetings of the stockholders, the board of directors, and any committees of the board of directors), the stock certificate books, and the stock record books of each of Integrated Media and its subsidiaries are correct and complete.  None of Integrated Media and its subsidiaries is in default under or in violation of any provision of its charter or bylaws.

Section 4.02.  Capitalization.  Section 4.01 of the Integrated Media Disclosure Schedule lists the outstanding warrants to purchase common stock of Integrated Media and Exhibit H reflects, as of the Effective Time, the capitalization of Integrated Media including: (i) the number of authorized shares of Integrated Media Common Stock, (ii) the number of issued and outstanding shares of Integrated Media Common Stock, (iii) the number of authorized shares of Integrated Media Preferred Stock, (iv) the number and designation of issued and outstanding shares of Integrated Media Preferred Stock, (v) the date of grant, exercise price, number of shares of Integrated Media Common Stock exercisable for and the expiration date for each outstanding option, warrant and other convertible security of Integrated Media, (vi) outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require Integrated Media to issue, sell, or otherwise cause to become outstanding any of its capital stock, (vii) each outstanding option, warrant and other convertible security of Integrated Media that is subject to registration rights, (viii) outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights.  No Integrated Media Common Stock shares were held in treasury.  All of the issued and outstanding Integrated Media Common Stock and Common Stock shares have been duly authorized, are validly issued, fully paid and nonassessable and not subject to preemptive rights.  There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of Integrated Media.

Section 4.03.  Noncontravention.  Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (a) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which any of Integrated Media and its subsidiaries is subject or any provision of the charter or bylaws of any of Integrated Media and its subsidiaries or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which any of Integrated Media and its subsidiaries is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets).  None of Integrated Media and its subsidiaries needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement, other than the filing and recordation of the Nevada Articles of Merger with the Secretary.

Section 4.04.  Brokers’ Fees.  None of Integrated Media and its subsidiaries has any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

Section 4.05.  Title to Assets.  Integrated Media and its subsidiaries have good and marketable title to, or a valid leasehold interest in, the properties and assets used by them, located on their premises, or shown on the Integrated Media Balance Sheet (as defined in Section 4.07) or acquired after the date thereof, free and clear of all Security Interests, except for properties and assets disposed of in the Ordinary Course of Business since the date of the Integrated Media Balance Sheet.

Section 4.06.  Subsidiaries.  Section 4.06 of the Integrated Media Disclosure Schedule sets forth for each Subsidiary of Integrated Media (i) its name and jurisdiction of incorporation, (ii) the number of shares of authorized capital stock of each class of its capital stock, (iii) the number of issued and outstanding shares of each class of its capital stock, the names of the holders thereof, and the number of shares held by each such holder, and (iv) the number of shares of its capital stock held in treasury.  All of the issued and outstanding shares of capital stock of each Subsidiary of Integrated Media have been duly authorized and are validly issued, fully paid, and nonassessable.  One of Integrated Media and its subsidiaries holds of record and owns beneficially all of the outstanding shares of each Subsidiary of Integrated Media, free and clear of any restrictions on transfer (other than restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands.  There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require any of Integrated Media and its subsidiaries to sell, transfer, or otherwise dispose of any capital stock of any of its subsidiaries or that could require any Subsidiary of Integrated Media to issue, sell, or otherwise cause to become outstanding any of its own capital stock.  There are no outstanding stock appreciation, phantom stock, profit participation, or similar rights with respect to any Subsidiary of Integrated Media.  There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of any capital stock of any Subsidiary of Integrated Media.  None of Integrated Media and its subsidiaries controls directly or indirectly or has any direct or indirect equity participation in any corporation, partnership, trust, or other business association which is not a Subsidiary of Integrated Media.

Section 4.07.  SEC Filings; Financial Statements.

(a)           Integrated Media has timely filed all forms, reports, statements and documents (collectively, the “SEC Reports”) required to be filed by it within the past twelve months with the SEC.  The SEC Reports, after giving effect to any amendments thereto, (i) were prepared in accordance with the requirements of the Securities Act and the Exchange Act, as the case may be, and the rules and regulations thereunder and (ii) did not, at the time they were filed, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.  No Subsidiary of Integrated Media is currently required to file any form, report or other document with the SEC.

(b)           Each of the financial statements (including, in each case, any notes thereto) contained in the SEC Reports (i) are in accordance with the books and records of Integrated Media; (ii) present fairly and accurately the financial condition of Integrated Media, as of the dates of the balance sheets; (iii) present fairly and accurately the results of operations for the periods covered by such statements; (iv) present fairly and accurately the changes in stockholders’ equity and cash flows for the periods covered by such statements; (v) have been prepared in accordance with GAAP applied on a consistent basis; (vi) include all adjustments (consisting of only normal recurring accruals which are necessary for a fair presentation of the financial condition of Integrated Media, and of the results of operations of Integrated Media for the periods covered by such statements; and (vii) fully comply with all requirements of Regulation S-K and all applicable securities laws, and each fairly presented the financial position, results of operations and changes in stockholders’ equity and cash flows of Integrated Media and its consolidated subsidiaries as of the respective dates thereof and for the respective periods indicated therein.

(c)           Except to the extent set forth on the audited consolidated balance sheet of Integrated Media as of December 31, 2006, including the notes to the audited financial statements of which such balance sheet is a part and which is included in Integrated Media’s Form 10-KSB for the year ended December 31, 2006 (the “Integrated Media Balance Sheet”), neither Integrated Media nor any of its subsidiaries has any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise) which would be required to be reflected on a balance sheet, or in the notes thereto, prepared in accordance with generally accepted accounting principles applied on a consistent basis.

(d)           Integrated Media has heretofore made available to TeleChem, true, complete and correct copies of all amendments and modifications (if any) that have not been filed by Integrated Media with the SEC to all agreements, documents and other instruments that previously had been filed by Integrated Media as exhibits to the SEC Reports and are currently in effect.

Section 4.08.  Absence of Certain Changes or Events.  Since December 31, 2007, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of any of Integrated Media and its subsidiaries.  Without limiting the generality of the foregoing, since that date:

(a)           none of Integrated Media and its subsidiaries has sold, leased, transferred, or assigned any material assets, tangible or intangible, outside the Ordinary Course of Business;

(b)           none of Integrated Media and its subsidiaries has entered into any material agreement, contract, lease, or license (or series of related agreements, contracts, leases and licenses) either involving more than $10,000 or outside the Ordinary Course of Business;

(c)           no party (including any of Integrated Media and its subsidiaries) has accelerated, terminated, modified, or cancelled any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) involving more than $10,000 to which any of Integrated Media and its subsidiaries is a party or by which any of them is bound;

(d)           none of Integrated Media and its subsidiaries has imposed any Security Interest upon any of its assets, tangible or intangible;

(e)           none of Integrated Media and its subsidiaries has made any capital expenditures (or series of related capital expenditures) in excess of $10,000;

(f)           except as set forth in Section 4.08(f) of the Integrated Media Disclosure Schedule, none of Integrated Media and its subsidiaries has made any capital investment in, any loan to, or any acquisition of the securities or assets of, any other Person;

(g)           none of Integrated Media and its subsidiaries has issued any note, bond, or other debt security or created, incurred, assumed, or guaranteed any indebtedness for borrowed money and capitalized lease obligations either involving more than $5,000 singly or $10,000 in the aggregate;

(h)           none of Integrated Media and its subsidiaries has granted any license or sublicense of any rights under or with respect to any Intellectual Property;

(i)           there has been no change made or authorized in the charter or bylaws of any of Integrated Media and its subsidiaries;

(j)           none of Integrated Media and its subsidiaries has issued, sold, or otherwise disposed of any of its capital stock, or granted any options, warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any of its capital stock;

(k)           except as set forth in Section 4.08(k) of the Integrated Media Disclosure Schedule, none of Integrated Media and its subsidiaries has declared, set aside, or paid any dividend or made any distribution with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock;

(l)           none of Integrated Media and its subsidiaries has experienced any damage, destruction, or loss (whether or not covered by insurance) to its property;

(m)           except as set forth in Section 4.08(m) of the Integrated Media Disclosure Schedule, none of Integrated Media and its subsidiaries has made any loan to, or entered into any other transaction with, any of its directors, officers, and employees;

(n)           none of Integrated Media and its subsidiaries has entered into any employment contract or collective bargaining agreement, written or oral, or modified the terms of any such existing contract or agreement;

(o)           none of Integrated Media and its subsidiaries has granted any increase in the base compensation of any of its directors or officers or any of its other employees outside the Ordinary Course of Business;

(p)           none of Integrated Media and its subsidiaries has adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, contract, or commitment for the benefit of any of its directors, officers, and employees (or taken any such action with respect to any other Employee Benefit Plan);

(q)           none of Integrated Media and its subsidiaries has made any other change in employment terms for any of its directors, officers, and employees; and

(r)           except as set forth in Section 4.08(r) of the Integrated Media Disclosure Schedule, none of Integrated Media and its subsidiaries has delayed or postponed the payment of accounts payable and other liabilities outside the Ordinary Course of Business;

(s)           none of Integrated Media and its subsidiaries has cancelled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $10,000 or outside the Ordinary Course of Business;

(t)           none of Integrated Media and its subsidiaries has made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business;

(u)           there has not been any other occurrence, event, incident, action, failure to act, or transaction outside the Ordinary Course of Business involving any of Integrated Media and its subsidiaries; and

(v)           none of Integrated Media and its subsidiaries has committed to any of the foregoing.

Section 4.09.  Undisclosed Liabilities.   None of Integrated Media and its subsidiaries has any liability (whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for Taxes), and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against any of them giving rise to any liability, except for liabilities set forth on the face of the Integrated Media Balance Sheet (rather than in any notes thereto).

Except as set forth in Section 4.09 of the Integrated Media Disclosure Schedule, Integrated Media does not have any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for Taxes), and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against it giving rise to any liability, based on its subsidiaries operations, ownership of assets, actions or inactions.

Section 4.10.  Legal Compliance.  Each of Integrated Media, its subsidiaries, and their respective predecessors and Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), including all import and export laws relating to its products and business and the payment of all customs duties or other official charges incurred, due or owed by Integrated Media or its subsidiaries, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

Section 4.11.  Tax Matters.

(a)           Each of Integrated Media and its subsidiaries has filed or caused to be filed in a timely manner (within any applicable extension periods) all Tax Returns that it was required to file.  All such Tax Returns were complete and accurate in all material respects.  All Taxes owed by any of Integrated Media and its subsidiaries (whether or not shown on any Tax Return) have been paid.  None of Integrated Media and its subsidiaries is currently the beneficiary of any extension of time within which to file any Tax Return.  No claim has ever been made by an authority in a jurisdiction where any of Integrated Media and its subsidiaries does not file Tax Returns that it is or may be subject to taxation by that jurisdiction.  There are no Security Interests on any of the assets of any of Integrated Media and its subsidiaries that arose in connection with any failure (or alleged failure) to pay any Tax.

(b)           Each of Integrated Media and its subsidiaries has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party.

(c)           No director or officer (or employee responsible for Tax matters) of any of Integrated Media and its subsidiaries expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed.  There is no dispute, claim, notice or inquiry concerning any Tax liability of any of Integrated Media or its subsidiaries either claimed or raised by any authority in writing or as to which any of the directors and officers (and employees responsible for Tax matters) of each of Integrated Media and its subsidiaries has Knowledge based upon personal contact with any agent of such authority.  There are no material matters under discussion between Integrated Media or its subsidiaries and any governmental authority regarding claims for additional Taxes or assessments with reference to Integrated Media or its subsidiaries or the business or property of Integrated Media or its subsidiaries.

(d)           Section 4.11(d) of the Integrated Media Disclosure Schedule lists all federal, state, local, and foreign Tax Returns filed with respect to Integrated Media and its subsidiaries for Taxable periods ended on or after December 31, 2005, indicates those Tax Returns that have been audited, and indicates those Tax Returns that currently are the subject of audit.  Integrated Media has delivered to TeleChem correct and complete copies of all federal Tax Returns, examination reports, and statements of deficiencies assessed against, or agreed to by Integrated Media or its subsidiaries since December 31, 2006.  None of Integrated Media and its subsidiaries has waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

(e)           None of Integrated Media and its subsidiaries has filed a consent under Code Section 341(f) concerning collapsible corporations.  None of Integrated Media and its subsidiaries has made any material payments, is obligated to make any material payments, or is a party to any agreement that under certain circumstances could obligate it to make any material payments that will not be deductible under Code Section 280G.  None of Integrated Media and its subsidiaries has been a United States real property holding corporation within the meaning of Code Section 897(c)(2) during the applicable period specified in Code Section 897(c)(1)(A)(ii).  Each of Integrated Media and its subsidiaries has disclosed on its federal income Tax Returns all positions taken therein that could give rise to a substantial understatement of federal income Tax within the meaning of Code Section 6662.  None of Integrated Media and its subsidiaries is a party to any Tax allocation or sharing agreement.  None of Integrated Media and its subsidiaries (i) has been a member of an Affiliated Group filing a consolidated federal Tax Return (other than a group the common parent of which was Integrated Media) or (ii) has any liability for the Taxes of any Person (other than of Integrated Media or any of its subsidiaries) under Treasury Regulation Section 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

(f)           Section 4.11(f) of the Integrated Media Disclosure Schedule sets forth estimates of the following information with respect to each of Integrated Media and its subsidiaries (or, in the case of clause (B) below, with respect to each of the subsidiaries) as of the most recent practicable date: (A) the basis of Integrated Media or Subsidiary in its assets; (B) the basis of the stockholder(s) of the Subsidiary in its stock; (C) the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to Integrated Media or Subsidiary; and (D) the amount of any deferred gain or loss allocable to Integrated Media or Subsidiary arising out of any Deferred Intercompany Transaction.

(g)           The unpaid Taxes of Integrated Media and its subsidiaries (i) did not, as of December 31, 2007, exceed by any material amount the reserve for Tax liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Integrated Media Balance Sheet (rather than in any notes thereto) and (ii) will not exceed by any material amount that reserve as adjusted for operations and transactions through the Closing Date in accordance with the past custom and practice of Integrated Media and its subsidiaries in filing their Tax Returns.

Section 4.12.  Real Property.

(a)           Each of Integrated Media and its subsidiaries does not own, has never owned, does not have, nor has it ever had any interest in any real property other than pursuant to a valid lease.

(b)           Section 4.12(b) of the Integrated Media Disclosure Schedule lists and describes briefly all real property leased or subleased to each of Integrated Media and its subsidiaries.  Integrated Media has delivered to TeleChem correct and complete copies of the leases and subleases listed in Section 4.12(b) of the Integrated Media Disclosure Schedule (as amended to date).

Section 4.13.  Intellectual Property.

(a)           The Intellectual Property of Integrated Media does not interfere with, infringe upon, misappropriate, or violate any Intellectual Property rights of third parties, and none of the directors and officers of Integrated Media and its subsidiaries has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that any of Integrated Media and its subsidiaries must license or refrain from using any Intellectual Property rights of any third party).  No third party has interfered with, infringed upon, misappropriated, or violated any Intellectual Property rights of Integrated Media.

(b)           Section 4.13(b) of the Integrated Media Disclosure Schedule identifies each license, sublicense, agreement, or permission granted by Integrated Media or its subsidiaries to any third party relating to Intellectual Property of Integrated Media.

Section 4.14.  Tangible Assets.  The buildings, machinery, equipment, and other tangible assets that Integrated Media and its subsidiaries own and lease are free from material defects (patent and latent), have been maintained in accordance with normal industry practice, and are in good operating condition and repair (subject to normal wear and tear), and is suitable for the purpose for which it presently is used .

Section 4.15.  Contracts.  Section 4.15 of the Integrated Media Disclosure Schedule lists the following contracts and other agreements to which any of Integrated Media and its subsidiaries is a party:

(a)           any agreement (or group of related agreements) for the lease of personal property to or from any Person providing for lease payments in excess of $1,000;

(b)           any agreement (or group of related agreements) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than one year or involve consideration in excess of $5,000;

(c)           any agreement concerning a partnership or joint venture;

(d)           any agreement (or group of related agreements) under which it has created, incurred, assumed, or guaranteed any indebtedness for borrowed money, or any capitalized lease obligation, in excess of $5,000 or under which it has imposed a Security Interest on any of its assets, tangible or intangible;

(e)           any agreement concerning confidentiality or noncompetition;

(f)           any agreement, contract or understanding (including any agreement, contract or understanding evidencing any outstanding indebtedness or other similar obligations to Integrated Media or its subsidiaries) with any director, officer, Affiliate or “associate” (as such term is defined in Rule 12b-2 under the Securities Exchange Act) of Integrated Media or its subsidiaries;

(g)           any profit sharing, stock option, stock purchase, stock appreciation, deferred compensation, severance, or other material plan or arrangement for the benefit of its current or former directors, officers, and employees;

(h)           any collective bargaining agreement;

(i)           any agreement for the employment of any individual on a full-time, part-time, consulting, or other basis;

(j)           any agreement under which it has advanced or loaned any amount to any of its directors, officers, and employees outside the Ordinary Course of Business;

(k)           any agreement under which the consequences of a default or termination could have a material adverse effect on the business, financial condition, operations, results of operations, or future prospects of any of Integrated Media and its subsidiaries; or

(l)           any other agreement (or group of related agreements) the performance of which involves consideration in excess of $5,000.

Integrated Media has delivered to TeleChem a correct and complete copy of each written agreement listed in Section 4.15 of the Integrated Media Disclosure Schedule (as amended to date) and a written summary setting forth the material terms and conditions of each oral agreement referred to in Section 4.20 of the Integrated Media Disclosure Schedule.  With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable, and in full force and effect in all material respects; (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby; (iii) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (iv) no party has repudiated any provision of the agreement.

Section 4.16.  Notes and Accounts Receivable.  All notes and accounts receivable of Integrated Media and its subsidiaries listed on Section 4.21 of the Integrated Media Disclosure Schedule are reflected properly on their books and records, are valid receivables subject to no setoffs or counterclaims, are current and collectible, and will be collected in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts set forth on the face of the Integrated Media Balance Sheet (rather than in any notes thereto) as adjusted for operations and transactions in the Ordinary Course of Business through the Closing Date.  With respect to the accounts receivable listed on Section 4.16 of the Integrated Media Disclosure Schedule, no chargeback allowance or cooperative advertising allowance or related liability exists that is not fully and accurately reflected in such accounts receivable.

Section 4.17.  Powers of Attorney.  There are no outstanding powers of attorney executed on behalf of any of Integrated Media and its subsidiaries.

Section 4.18.  Insurance.  Section 4.18 of the Integrated Media Disclosure Schedule sets forth the following information with respect to each insurance policy (including policies providing property, casualty, liability, and workers’ compensation coverage and bond and surety arrangements) with respect to which any of Integrated Media and its subsidiaries has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past 3 years:

(a)           the name, address, and telephone number of the agent;

(b)           the name of the insurer, the name of the policyholder, and the name of each covered insured;

(c)           the policy number and the period of coverage;

(d)           the scope (including an indication of whether the coverage is on a claims made, occurrence, or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

(e)           a description of any retroactive premium adjustments or other loss- sharing arrangements.

With respect to each such insurance policy: (i) the policy is legal, valid, binding, enforceable, and in full force and effect; (ii) the policy will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby; (iii) neither any of Integrated Media and its subsidiaries nor any other party to the policy is in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (iii) no party to the policy has repudiated any provision thereof.  Each of Integrated Media and its subsidiaries has been covered during the past 3 years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during the aforementioned period.  Section 4.18 of the Integrated Media Disclosure Schedule describes any material self-insurance arrangements affecting any of Integrated Media and its subsidiaries.

Section 4.19.  Litigation.  Section 4.19 of the Integrated Media Disclosure Schedule sets forth each instance in which any of Integrated Media and its subsidiaries (a) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or (b) is a party or, to its Knowledge, is Threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator.  None of the actions, suits, proceedings, hearings, and investigations set forth in Section 4.19 of the Integrated Media Disclosure Schedule could result in any adverse change in the business, financial condition, operations, results of operations, or future prospects of any of Integrated Media and its subsidiaries.  None of Integrated Media and its subsidiaries and the directors and officers (and employees with responsibility for litigation matters) of Integrated Media and its subsidiaries has any reason to believe that any such action, suit, proceeding, hearing, or investigation may be brought or Threatened against any of Integrated Media and its subsidiaries.

Section 4.20.  Employees.  None of Integrated Media and its subsidiaries is a party to or bound by any collective bargaining agreement, nor has it experienced any strike or material grievance, claim of unfair labor practices, or other collective bargaining dispute within the past three years.  None of Integrated Media and its subsidiaries has committed any material unfair labor practice.  None of Integrated Media and its subsidiaries and the directors and officers of Integrated Media and its subsidiaries has any Knowledge of any organizational effort presently being made or Threatened by or on behalf of any labor union with respect to employees of Integrated Media and its subsidiaries.

Section 4.21.  Employee Benefits.

(a)           None of Integrated Media and its subsidiaries maintains or contributes, or has ever maintained or contributed to any Employee Benefit Plan.

(b)           None of Integrated Media, its subsidiaries and the other stockholders of the Controlled Group of Corporations that includes Integrated Media and its subsidiaries contributes to, ever has contributed to, or ever has been required to contribute to any Multiemployer Plan or has any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any withdrawal liability, under any Multiemployer Plan.

(c)           None of Integrated Media and its subsidiaries maintains or ever has maintained or contributes, ever has contributed, or ever has been required to contribute to any Employee Welfare Benefit Plan providing medical, health, or life insurance or other welfare-type benefits for current or future retired or terminated employees, their spouses, or their dependents (other than in accordance with Code Section 4980B).

(d)           No current or former employee, officer and director of Integrated Media and its subsidiaries has any outstanding agreement, contract or understanding with respect to Integrated Media or its subsidiaries that provides for bonus payments.

Section 4.22.  Guaranties.  None of Integrated Media and its subsidiaries is a guarantor or otherwise is responsible for any liability or obligation (including indebtedness) of any other Person.

Section 4.23.  Environment, Health, and Safety.

(a)           Each of Integrated Media and its subsidiaries is, and at all times has been, in full compliance with, and has not been and is not in Contravention of or liable under, any Environmental Law or Occupational Safety and Health Law.  Neither any of Integrated Media and its subsidiaries has any basis to expect, nor has any of them or any other Person for whose conduct they are or may be held responsible received, any actual or Threatened Order, notice, or other communication from (i) any Governmental Body or other Person acting in the public interest, or (ii) the current or prior owner or operator of any Facility, of any actual or potential violation or failure to comply with any Environmental Law, or of any actual or Threatened obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any Facility or other property or asset (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries has had an interest, or with respect to any property or Facility at or to which Hazardous Materials were generated, manufactured, refined, transferred, imported, used, or processed by Integrated Media, its subsidiaries or any other Person for whose conduct they are or may be held responsible, or from which Hazardous Materials have been transported, treated, stored, handled, transferred, disposed, recycled, or received.

(b)           There are no pending or Threatened, claims, Encumbrances or other restrictions of any nature, resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law or Occupational Safety and Health Law, with respect to or affecting any Facilities or any other properties and assets (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries has or had an interest.

(c)           Neither any of Integrated Media or its subsidiaries has any basis to expect, nor has any of them or any other Person for whose conduct they are or may be held responsible, received, any citation, directive, inquiry, notice, Order, summons, warning, or other communication that relates to Hazardous Activity, Hazardous Materials, or any actual, alleged, possible or potential Contravention of or failure to comply with any Environmental Law or Occupational Safety and Health Law, or of any actual, alleged, possible or potential obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any Facility or other property or asset (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries had an interest, or with respect to any property or facility to or by which Hazardous Materials generated, manufactured, refined, transferred, imported, used, or processed by any of Integrated Media, its subsidiaries, or any other Person for whose conduct they are or may be held responsible, have been transported, treated, stored, handled, transferred, disposed, recycled, or received.  Neither any of Integrated Media or its subsidiaries, nor any other Person for whose conduct they are or may be held responsible, has any Environmental, Health, and Safety Liabilities with respect to any Facility or with respect to any other property or asset (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries (or any predecessor), has or had an interest, or at any property geologically or hydrologically adjoining any Facility or any such other property or asset.

(d)           There are no Hazardous Materials present on or in the Environment at any Facility or at any geologically or hydrologically adjoining property, including any Hazardous Materials contained in barrels, above or underground storage tanks, landfills, land deposits, dumps, equipment (whether moveable or fixed) or other containers, either temporary or permanent, and deposited or located in land, water, sumps, or any other part of any Facility or such adjoining property, or incorporated into any structure therein or thereon.  None of Integrated Media, its subsidiaries, any other Person for whose conduct they are or may be held responsible, or any other Person has permitted or conducted, or is aware of, any Hazardous Activity conducted with respect to any Facility or other property or asset (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries has or had an interest.

(e)           There has been no Release or, to Integrated Media’s Knowledge, Threat of Release, of any Hazardous Materials at or from any Facility or at any other location where any Hazardous Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed from or by any Facility, or from any other property or asset (whether real, personal, or mixed) in which any of Integrated Media or its subsidiaries has or had an interest, or any geologically or hydrologically adjoining property, whether by any of Integrated Media, its subsidiaries, or any other Person.

(f)           Integrated Media has delivered to TeleChem true and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by any of Integrated Media or its subsidiaries pertaining to Hazardous Materials or Hazardous Activities in, on, or under any Facilities, or concerning compliance by any of Integrated Media, its subsidiaries, or any other Person for whose conduct they are or may be held responsible, with Environmental Laws.

Section 4.24.  Certain Business Relationships With Integrated Media.  Except as disclosed in Section 4.24 of the Integrated Media Disclosure Schedule, none of the directors and officers of Integrated Media and its subsidiaries and their Affiliates has been involved in any business arrangement or relationship with Integrated Media or its subsidiaries within the past 24 months, and none of the directors and officers of Integrated Media and its subsidiaries and their Affiliates owns any asset, tangible or intangible, which is used in the business of Integrated Media or its subsidiaries.

Section 4.25.  Change of Control.   Integrated Media and its subsidiaries are not a party to any agreement, contract, obligation, or undertaking which contains a “change in control,” “potential change in control” or similar provision and the consummation of the transactions contemplated hereby will not (either alone or upon the occurrence of any additional acts or events) result in any payment (whether of severance pay or otherwise) becoming due from Integrated Media and its subsidiaries to any Person, materially increase any benefits otherwise payable by Integrated Media or any of its subsidiaries, or result in the acceleration of the time of payment or vesting of any such benefits.

Section 4.26.  Certain Business Practices.   Integrated Media and its subsidiaries and, to the Knowledge of Integrated Media, each director, officer, authorized agent or employee of Integrated Media or any of its subsidiaries have not, directly or indirectly, (a) used any funds for unlawful contributions, gifts, entertainment or other unlawful expenses relating to political activity, (b) made any unlawful payment to foreign or domestic government officials or employees or to foreign or domestic political parties or campaigns or violated any provision of the Foreign Corrupt Practices Act of 1977, as amended, (c) made any other unlawful payment, (d) violated any of the provisions of Section 999 of the Code or Section 8 of the Export Administration Act, as amended, or (e) established or maintained any fund or asset that has not been recorded in the books and records of Integrated Media and its subsidiaries.

Section 4.27.  Parachute Payments.  Integrated Media has not entered into any agreement that would result in the making of “parachute payments,” as defined in Section 280G of the Code, to any Person.

Section 4.28.  Disclosure.  The representations and warranties contained in this Article 4 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this Article 4 not misleading.

ARTICLE 5
PRE-CLOSING COVENANTS

The Parties agree as follows with respect to the period between the execution of this Agreement and the Closing.

Section 5.01.  General.  Each of the Parties will use his, her or its reasonable best efforts to take all actions and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in Article 7).

Section 5.02.  Notices and Consents.   Each of Integrated Media and its subsidiaries shall give any notices to third parties, and each of Integrated Media and its subsidiaries shall use its best efforts to obtain any third party consents, that TeleChem reasonably may request in connection with the matters referred to in Section 4.03.  Each of the Parties will give any notices to, make any filings with, and use its reasonable best efforts to obtain any authorizations, consents, and approvals of governments and governmental agencies in connection with the matters referred to in Section 4.03.

Section 5.03.  Operation of Business.  Each of (i) Integrated Media and its subsidiaries, and (ii) TeleChem, shall not engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business.  Without limiting the generality of the foregoing, Integrated Media and its subsidiaries and TeleChem shall not (a) declare, set aside, or pay any dividend or make any distribution with respect to its capital stock or redeem, purchase, or otherwise acquire any of its capital stock, (b) become a party to any agreement of the type of referred to in Section 4.20 (only with respect to Integrated Media and its subsidiaries), or (c) otherwise engage in any practice, take any action, or enter into any transaction of the sort described in Section 5.07 (only with respect to Integrated Media and its subsidiaries).

Section 5.04.  Preservation of Business.  Each of (i) Integrated Media and its subsidiaries, and (ii) TeleChem, shall keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensors, suppliers, customers, and employees.

Section 5.05.  Full Access.

(a)           Each of Integrated Media and its subsidiaries shall permit representatives of TeleChem to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of Integrated Media, to all premises, properties, personnel, books, records (including Tax records), contracts, and documents of or pertaining to Integrated Media and its subsidiaries.

(b)           TeleChem shall permit representatives of Integrated Media to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of TeleChem, to all premises, properties, personnel, books, records (including Tax records), contracts, and documents of or pertaining to TeleChem.

Section 5.06.  Notice of Developments.  TeleChem and Integrated Media will give prompt written notice to the other party of any adverse development causing a breach of any of the representations and warranties in Article 3 or 4, respectively.  No disclosure by any Party pursuant to this Section 5.06, however, shall be deemed to amend or supplement the TeleChem Disclosure Schedule or the Integrated Media Disclosure Schedule, as applicable, or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

Section 5.07.  Exclusivity.

(a)           Integrated Media agrees that it, prior to the Effective Time, shall not, directly or indirectly, nor shall it permit any of its subsidiaries to, nor shall it authorize or permit any director, officer, employee or agent of, or any investment banker, attorney, accountant or other advisor or representative of, Integrated Media or any of its subsidiaries (collectively, the “Integrated Media Representatives”) to, directly or indirectly through another Person, solicit, initiate, encourage, induce or facilitate the making, submission or announcement of any Acquisition Proposal, or participate in any discussions or negotiations regarding, or furnish to any Person any information with respect to, or take any other action to facilitate any inquiries or the making of any proposal that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal, or approve, endorse or recommend any Acquisition Proposal, or enter into any letter of intent, agreement in principle, acquisition agreement or other document or contract contemplating or otherwise relating to an Acquisition Proposal, provided, however, that, the foregoing shall not prohibit Integrated Media from furnishing information to or entering into discussions or negotiations with, any Person that makes an unsolicited bona fide proposal to enter into a business combination with Integrated Media pursuant to an Acquisition Proposal which the board of directors of Integrated Media (or any committee thereof considering such proposal) in good faith determines is reasonably likely to be more favorable to the stockholders of Integrated Media than the transactions contemplated by this Agreement (a “Superior Proposal”), so long as:

(i)           prior to furnishing any information to, or entering into discussions or negotiations with such a Person, Integrated Media provides twenty- four (24) hours’ advance written notice to TeleChem to the effect that it is furnishing information to, or entering into substantive discussions or negotiations with, a Person from whom Integrated Media shall have received an executed confidentiality agreement in form and substance satisfactory to TeleChem prior to furnishing such information;

(ii)           such notice shall include the terms and conditions of such Acquisition Proposal or any agreement proposed by, or any information supplied to, any such Person;

(iii)           prior to furnishing any nonpublic information to any such Person, Integrated Media furnishes such nonpublic information to TeleChem (to the extent that such nonpublic information has not been previously furnished by Integrated Media to TeleChem);

(iv)           neither Integrated Media nor any of its subsidiaries nor any of the Integrated Media Representatives shall have violated any of the restrictions set forth in this Section 5.07;

(v)           such unsolicited bona fide proposal relating to a  Superior Proposal is made by a third party that the board of directors  of Integrated Media (or any committee thereof considering such proposal)  determines in good faith has the good faith intent to proceed with  negotiations to consider such Superior Proposal;

(vi)           the board of directors of Integrated Media (or any committee  thereof considering such proposal), after duly considering the written  advice of outside legal counsel to Integrated Media, determines in good faith that  such action is required for the Board of Directors of Integrated Media to comply  with its fiduciary duties to stockholders imposed by applicable law; and

(vii)           Integrated Media keeps TeleChem informed in all material respects of  the status and terms of any such negotiations or discussions (including  without limitation the identity of the Person with whom such  negotiations or discussions are being held) and provides TeleChem copies  of such written proposals and any amendments or revisions thereto or  correspondence related thereto.

(b)           Integrated Media shall notify TeleChem orally and in writing of the fact that it has received inquiries, offers or proposals that it reasonably believes to be bona fide with respect to an Acquisition Proposal within twenty-four (24) hours after the receipt thereof.  Integrated Media will immediately cease and cause to be terminated any existing activities, discussions or negotiations with any other Person that have been conducted heretofore with respect to a potential Acquisition Proposal.  Integrated Media agrees to inform the Integrated Media Representatives of the obligations undertaken in this Section 5.07; provided, however, that nothing contained in this Agreement shall prevent the board of directors of Integrated Media from referring any third-party to this Section 5.07.

(c)           Integrated Media agrees not to release or permit the release of any Person from, or to waive or permit the waiver of any provision of, any confidentiality, “standstill” or similar agreement to which Integrated Media or any of its subsidiaries is a party, and will use its best efforts to enforce or cause to be enforced each such agreement at the request of TeleChem.

(d)           Except as expressly permitted by this Section 5.07, neither the board of directors of Integrated Media nor any committee thereof shall (A) withdraw, modify or change, or propose publicly to withdraw, modify or change, in a manner adverse to TeleChem, the approval by such board of directors or such committee of the board of directors, approving or taking such action with respect to the Merger or this Agreement, (B) approve or recommend, or propose publicly to approve or recommend, any Superior Proposal or (C) cause Integrated Media to enter into any letter of intent, agreement in principle, acquisition agreement or other similar agreement (each, an “Acquisition Agreement”) related to any Acquisition Proposal.  Notwithstanding the foregoing, in the event that the Board of Directors of Integrated Media (or any committee thereof considering an Acquisition Proposal) determines in good faith, after consultation with outside counsel, that in light of a Superior Proposal it is necessary to do so in order to act in a manner consistent with its fiduciary duties to the stockholders of Integrated Media under applicable law, the board of directors of Integrated Media may (subject to this and the following sentences) withdraw, modify or change its recommendation of the Merger, but only after twenty-four (24) hours following TeleChem’s receipt of written notice advising TeleChem that the board of directors of Integrated Media is prepared to do so, and only if, during such twenty-four (24) hour period, Integrated Media and its advisors shall have negotiated in good faith with TeleChem to make such adjustments in the terms and conditions of this Agreement as would enable TeleChem to proceed with the transactions contemplated herein on such adjusted terms.

(e)           Nothing contained in this Section 5.07 shall prohibit Integrated Media from taking and disclosing to its stockholders a position contemplated by Rules 14d-9 and/or 14e-2(a) promulgated under the Exchange Act or from making any disclosure to the stockholders of Integrated Media if, in the good faith judgment of the board of directors of Integrated Media, after consultation with outside counsel, failure so to disclose would be inconsistent with its obligations under applicable law.

For purposes of this Section 5.07, “Acquisition Proposal” means any offer or proposal for (whether or not in writing and whether or not delivered to the stockholders of Integrated Media generally), from any Person relating to any (a) direct or indirect acquisition or purchase of assets (x) that constitute 15% or more of the assets of Integrated Media and its subsidiaries taken as a whole or (y) for which 15% or more of the net revenues or net income of Integrated Media and its subsidiaries taken as a whole are attributable, (b) direct or indirect acquisition or purchase of 15% or more of any class of equity securities of Integrated Media or any of its subsidiaries whose business constitutes 15% or more of the net revenues, net income or assets of Integrated Media and its subsidiaries, taken as a whole, (c) tender offer or exchange offer that if consummated would result in any Person beneficially owning 15% more of any class of equity securities of Integrated Media or any of its subsidiaries whose business constitutes 15% or more of the net revenues, net income or assets of Integrated Media and its subsidiaries, taken as a whole, or (d) merger, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving Integrated Media or any of its subsidiaries whose business constitutes 15% or more of the net revenues, net income or assets of Integrated Media and its subsidiaries, taken as a whole, other than the transactions contemplated by this Agreement.

Section 5.08.  Filing of Current Report on Form 8-K.   Promptly after execution of this Agreement, Integrated Media shall file, if required or permitted under the Exchange Act, a Current Report on Form 8-K (“8-K”) with the SEC to report the Merger and terms thereof.

Section 5.09.  Information Statement.  Integrated Media, with the cooperation and assistance of TeleChem and its counsel, will prepare and distribute to the holders of Integrated Media Common Stock Information Statement describing the Merger.

Section 5.10.  Section 16(b) Board Approval.  Prior to Closing, the Board of Directors of Integrated Media shall, by resolution duly adopted by such Board of Directors or a duly authorized committee of “non-employee directors” thereof, approve and adopt, for purposes of exemption from “short-swing” liability under Section 16(b) of the Exchange Act, the acquisition of Integrated Media Common Stock and/or Integrated Media Common Stock at the Effective Time by officers and directors of TeleChem who become, prior to, at, or following the Effective Time of the Merger, officers or directors of Integrated Media as a result of the conversion of shares of TeleChem Shares in the Merger and the assumption of any TeleChem options or warrants by Integrated Media at the Effective Time.  Such resolution shall set forth the name of the applicable “insiders” for purposes of Section 16 of the Exchange Act, the number of securities to be acquired by each individual, that the approval is being granted to exempt the transaction under Rule 16b-3 under the Exchange Act, and, for the options and warrants of TeleChem to be assumed by Integrated Media at the Effective Time, the material terms of the options and warrants to purchase Integrated Media Common Stock acquired by such insiders as a result of the assumption by Integrated Media of such options and warrants.

Section 5.11.  Integrated Media Reincorporation from Delaware to Nevada.  On or before the Effective Time Integrated Media will change its jurisdiction of organization from the State of Delaware to the State of Nevada.

Section 5.12.  Confidentiality.  Each of Integrated Media and its subsidiaries agrees that, until the earlier of (i) two years from the date of this Agreement and (ii) the Effective Time:

(a)           each of Integrated Media and its subsidiaries will treat and hold as such all of the Confidential Information, refrain from using any of the Confidential Information except in connection with this Agreement, and deliver promptly to TeleChem or destroy, at the request and option of TeleChem, all tangible embodiments (and all copies) of the Confidential Information, including in electric or magnetic form, which are in his, her or its possession;

(b)           in the event that any of Integrated Media and its subsidiaries is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information, that Integrated Media and its subsidiaries will notify TeleChem promptly of the request or requirement so that TeleChem may seek an appropriate protective order or waive compliance with the provisions of this Section 5.12; and

(c)           if, in the absence of a protective order or the receipt of a waiver hereunder, any of Integrated Media or its subsidiaries is, on the advice of counsel, compelled to disclose any Confidential Information to any tribunal or else stand liable for contempt, that Integrated Media or its subsidiaries may disclose the Confidential Information to the tribunal; provided, however, that the disclosing party shall use his, her or its reasonable best efforts to obtain, at the reasonable request of TeleChem, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as TeleChem shall designate.

ARTICLE 6
POST-CLOSING COVENANTS

The Parties agree as follows with respect to the period following the Closing.

Section 6.01.  General.   In case at any time after the Closing any further action is necessary to carry out the purposes of this Agreement, each of the Parties will take such further actions (including the execution and delivery of such further instruments and documents) as any other Party reasonably may request, all at the sole cost and expense of the requesting Party.

Section 6.02.  Transition.  None of Integrated Media and its subsidiaries will take any action that is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of Integrated Media and its subsidiaries from maintaining the same business relationships with Integrated Media and its subsidiaries after the Closing as it maintained with Integrated Media and its subsidiaries prior to the Closing.

Section 6.03.  Obligations of Shareholders.  Shareholders, on behalf of new management of Integrated Media, unconditionally agree: (i) to refrain from the issuance of any securities pursuant to a registration statement on Form S-8 for a period of 12 months from and after the Effective Time (ii) not to change the number of issued or outstanding shares of capital stock of Integrated Media by a stock split, stock dividend, combination, reclassification, reverse stock split, combination or reclassification of shares or other similar event for a period of 12 months from and after the Effective Time, and except as a condition to a listing of common stock on a national exchange, in which event the limitation period will be 6 months (iii) not to issue any equity securities to any person, firm or corporation for any purpose whatsoever for consideration less than the fair market value applicable to the nature of the transaction of such securities, and (iv) not to file a registration statement with the Securities and Exchange Commission on Form SB-2 or other similar form covering offering of any class of equity securities prior to the expiration of 6 months from and after the Effective Time.

Section 6.04.  Application to Standard & Poor’s  New management of Integrated Media shall promptly make application to the Standard & Poor’s editorial board to approve Integrated Media for a full description in Standard & Poor’s Standard Corporation Manual, Standard & Poor’s Daily News Section, coverage of Integrated Media as part of the S&P Market Access Program and coverage on Standard & Poor’s Internet Site, www.advisorinsight.com, as well as S&P Marketscope and the S&P Stock Guide database.

Section 6.05.  Filing of Amended Form 8-K Within 71 days after the original report on Form 8-K must be filed, new management of Integrated Media will prepare and file with the SEC an amendment to the Form 8-K described in Section 5.08 above that includes the financial statements and pro forma financial information prepared pursuant to Regulation S-X for the periods specified in Rule 3.05(b).

Section 6.06.  Agreement to Deliver Shares. As the owner of a majority of the shares of TeleChem Securities, Shareholders agree to vote their shares of TeleChem Securities in favor of approving this Agreement and the transactions contemplated hereby and not to approve or support any competing transaction,

Section 6.07.  Plan of Exchange.  This Agreement is intended to constitute a “plan of reorganization” within the meaning of Section 368(a)(2)(D) of the Code.  From and after the date of this Agreement and until the Effective Time, each party shall use its reasonable best efforts to cause the Exchange to qualify, and will not knowingly take any action, cause any action to be taken, fail to take any action or cause any action to fail to be taken which action or failure to act could prevent the Exchange from qualifying, as a reorganization under the provisions of Section 368(a) of the Code.  Following the Effective Time, neither Integrated Media nor any of its affiliates shall knowingly take any action, cause any action to be taken, fail to take any action or cause any action to fail to be taken, which action or failure to act could cause the Exchange to fail to qualify as a reorganization under section 368(a) of the Code.

Section 6.08.  Board of Directors of Integrated Media.  At the Effective Time, the present Directors of Integrated Media shall have caused the appointment of the persons designated by the Shareholders, to the Board of Directors of Integrated Media followed by the resignation of all other officers and directors.  In connection with such election, Integrated Media shall have provided its securityholders with an Information Statement pursuant to Section 14f of the Exchange Act and SEC Rule 14f-1.

Section 6.09.  Public Announcements.  The initial press release relating to this Agreement shall be a joint press release the text of which has been agreed to by each of Integrated Media and TeleChem.

Section 6.10.  Conveyance Taxes.  Integrated Media shall be liable for and shall hold TeleChem and the holders of TeleChem Securities who are holders of TeleChem Securities immediately prior to the Effective Time harmless against any real property transfer or gains, sales, use, transfer, value added, stock transfer or stamp taxes, any transfer, recording registration, and other fees, and any similar Taxes which become payable in connection with the transactions contemplated by this Agreement.  The parties acknowledge that this Section 6.13 is specifically intended to benefit the holders of TeleChem Securities who are holders of TeleChem Securities immediately prior to the Effective Time.

Section 6.11.  Change of Name and Trading Symbol.  At the Effective Time present management of Integrated Media will cause the name of Integrated Media to change to TeleChem International, Inc., or another name selected by the present management of TeleChem.  At the same time as the change of corporate name, the trading symbol of Integrated Media will change to a symbol that is unique to the new corporate name of Integrated Media.

ARTICLE 7
CONDITIONS TO OBLIGATION TO CLOSE

Section 7.01.  Conditions to Obligation of TeleChem.  The obligation of TeleChem to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

(a)           the representations and warranties set forth in Article 4 shall be true and correct in all material respects at and as of the Closing Date;

(b)           Integrated Media and its subsidiaries shall have performed and complied with all of their covenants hereunder in all material respects through the Closing;

(c)           Integrated Media and its subsidiaries shall have procured all of the material third party consents specified in Section 5.02;

(d)           no action, suit, or proceeding shall be pending or Threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of TeleChem shareholders to own Integrated Media Common Stock and/or Integrated Media Common Stock shares and to control Integrated Media and its subsidiaries, or (iv) affect materially and adversely the right of Integrated Media and its subsidiaries to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

(e)           Integrated Media and its subsidiaries shall have delivered to TeleChem a certificate, substantially in the form of Exhibit B, to the effect that each of the conditions specified above in Section 7.01(a)-(d) is satisfied in all respects;

(f)           the Parties, Integrated Media and its subsidiaries shall have received all other material authorizations, consents, and approvals of governments and governmental agencies referred to in Section 4.03;

(g)           TeleChem shall have received from counsel to Integrated Media and Merger Sub an opinion, substantially in the form of Exhibit E hereto, addressed to TeleChem and dated as of the Closing Date;

(h)           if required by applicable rules of the SEC, at least ten (10) days prior to the Closing Date, Integrated Media has mailed to its stockholders of record and filed with the SEC the Information Statement, in compliance with the requirements of Section 14f of the Exchange Act and Rule 14F-1 thereundr;

(i)           At Closing, TeleChem shall have received from Integrated Media:

(1)           a copy of the Certificate of Incorporation of Integrated Media as in effect immediately prior to the Effective Time certified as of a recent date by the Secretary of State of the State of Nevada;

(2)           certificates, as of the most recent practicable dates, as to the corporate good standing of Integrated Media and its subsidiaries issued by the Secretary of State of the State of Nevada and any other state in which Integrated Media and its subsidiaries are required to be qualified or licensed to transact business, confirming such good standing on or immediately prior to the Closing Date;

(3)           a copy of the by-laws of Integrated Media in effect on the Closing Date certified by the Secretary of Integrated Media as of the Closing Date;

(4)           resolutions of the Board of Directors of Integrated Media and Merger Sub, authorizing and approving all matters in connection with this Agreement (including matters set forth in Section 5.10) and the transactions contemplated hereby, certified by the Secretary of Integrated Media as of the Closing Date;

(5)           stock certificates representing the Integrated Media Common Stock issuable pursuant to Article 2 upon presentation of the Certificates; and

(6)           such other documents as TeleChem may reasonably request;

(j)           all actions to be taken by Integrated Media in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to TeleChem.

TeleChem may waive any condition specified in this Section 7.01 if it executes a writing so stating at or prior to the Closing.

Section 7.02 Conditions to Obligation of Integrated Media.  The obligation of Integrated Media to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

(a)           the representations and warranties set forth in Article 3 shall be true and correct in all material respects at and as of the Closing Date;

(b)           TeleChem shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

(c)           no action, suit, or proceeding shall be pending before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

(d)           TeleChem shall have delivered to Integrated Media a certificate, substantially in the form of Exhibit C, to the effect that each of the conditions specified above in Section 7.02(a)-(c) is satisfied in all respects;

(e)           the Parties and Integrated Media shall have received all other material authorizations, consents, and approvals of governments and governmental agencies referred to in Section 4.03; and

(f)           all actions to be taken by TeleChem in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Integrated Media.

(g)           Integrated Media shall have received from counsel to TeleChem an opinion, substantially in the form of Exhibit F hereto, addressed to Integrated Media and dated as of the Closing Date;

(h)           At Closing, Integrated Media shall have received from TeleChem:

(1)           a certified copy of the Certificate of Incorporation of TeleChem as in effect immediately prior to the Effective Time certified as of a recent date by the Secretary of TeleChem;

(2)           certificates, as of the most recent practicable dates, as to the corporate good standing of TeleChem and its subsidiaries issued by the Secretary of State of the State of Delaware and any other state in which TeleChem and its subsidiaries are required to be qualified or licensed to transact business, confirming such good standing on or immediately prior to the Closing Date;

(3)           a copy of the by-laws of TeleChem in effect on the Closing Date certified by the Secretary of TeleChem as of the Closing Date;

(4)           resolutions of the Board of Directors of TeleChem, authorizing and approving all matters in connection with this Agreement and the transactions contemplated hereby, certified by the Secretary of TeleChem as of the Closing Date;

(5)           stock certificates representing the TeleChem Shares pursuant to Section 2.06 upon presentation of the Integrated Media Common Stock;

(6)           such other documents as Integrated Media may reasonably request;

(i)           The period of time in which TeleChem stockholders may perfect appraisal rights with respect to the Merger shall have expired, and Dissenting Shares shall constitute not more than 2% of the TeleChem Shares outstanding immediately prior to the Effective Time.

Integrated Media may waive any condition specified in this Section 7.02 if it executes a writing so stating at or prior to the Closing.

ARTICLE 8
TERMINATION

Section 8.01.  Termination.  This Agreement may be terminated at any time prior to the Effective Time (with respect to Sections 8.01(b) through 8.01(g) by written notice by the terminating party to the other party).

(a)           by mutual written consent of Integrated Media, Merger Sub and TeleChem;

(b)           by either Integrated Media or TeleChem if the Merger shall not have been consummated by the sixty (60) day anniversary of the date of this Agreement (such date as it may be extended in accordance with this Section 8.01(b), the “Outside Date ”), which date may be extended to the ninety (90) day anniversary of the date of this Agreement upon written notice of either Integrated Media or TeleChem to the other party on or prior to the sixty (60) day anniversary of the date of this Agreement, provided that all conditions to the closing of the Merger set forth in Article 8 shall have been satisfied, other than those that by their nature can be satisfied only at closing; provided that the right to terminate this Agreement under this Section 8.01(b) shall not be available to any party whose material breach of this Agreement has been a principal cause of or resulted in the failure of the Merger to occur on or before the Outside Date;

(c)           by either Integrated Media or TeleChem if a Governmental Body of competent jurisdiction shall have enacted a Legal Requirement or issued a nonappealable final order, decree, regulation or ruling or taken any other nonappealable final action, in each case having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger;

(d)           by Integrated Media, following a breach of or failure to perform any representation, warranty, covenant or agreement on the part of TeleChem set forth in this Agreement, which breach or failure to perform (i) would cause any of the conditions set forth in Section 7.02 not to be satisfied, and (ii) if curable, shall not have been cured prior to the earlier of twenty (20) days following receipt by TeleChem of written notice from Integrated Media of such breach or failure to perform or the Outside Date;

(e)           by TeleChem, if there has been a breach of or failure to perform any representation, warranty, covenant or agreement on the part of Integrated Media or Merger Sub set forth in this Agreement, which breach or failure to perform (i) would cause any of the conditions set forth in Section 7.01 not to be satisfied, and (ii) if curable, shall not have been cured prior to the earlier of twenty (20) days following receipt by Integrated Media of written notice from TeleChem of such breach or failure to perform from TeleChem or the Outside Date; or

(f)           by TeleChem, if TeleChem shall have paid Integrated Media the Termination Fee as provided under Section 8.03.

Section 8.02.  Effect of Termination. In the event of termination of this Agreement as provided in Section 8.01 , this Agreement shall immediately become void and there shall be no liability or obligation on the part of Integrated Media, TeleChem, Merger Sub or their respective officers, directors, stockholders, stockholders or affiliates; provided that (i) any such termination shall not relieve any party from liability for any breach of this Agreement, fraud or knowing misrepresentation and (ii) the provisions of Section 5.12 (Confidentiality), Section 8.02 (Effect of Termination), Section 8.03 (Fees and Expenses) and Article 9 (Miscellaneous) (to the extent applicable to such surviving sections) of this Agreement and the Confidentiality Agreements shall remain in full force and effect and survive any termination of this Agreement.

Section 8.03.  Fees and Expenses.

(a)           Except as set forth in this Section, all fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fees and expenses, whether or not the Merger is consummated; provided, however, that Integrated Media shall pay all fees and expenses, other than accountants’ and attorneys’ fees, incurred with respect to the printing, filing and mailing of the Information Statement (including any related preliminary materials) and any amendments or supplements thereto.

(b)           TeleChem shall pay Integrated Media a termination fee equal to $100,000 (which amount is approximately equal to .25% of the enterprise value of TeleChem at the Exchange Ratio (the “Termination Fee ”) in the event of the termination of this Agreement:

(i) by Integrated Media pursuant to Section 8.01(d); or

(ii) by TeleChem pursuant to Section 8.01(f).

(c)           Any fee due under Section 8.03(b) shall be paid by wire transfer of same-day funds within one (1) business day after the date of termination of this Agreement.

(d)           The parties acknowledge that the agreements contained in this Section 8.03 are an integral part of the transactions contemplated by this Agreement, and that, without these agreements, the parties would not enter into this Agreement. If either party fails to promptly pay to the other party any fee due hereunder, the non-paying party shall pay the costs and expenses (including legal fees and expenses) in connection with any action, including the filing of any lawsuit or other legal action, taken to collect payment, together with interest on the amount of any unpaid fee at the publicly announced prime rate of Bank of America, N.A. plus two (2%) percent per annum, compounded quarterly, from the date such expense reimbursement or fee was required to be paid. Payment of the fees and expenses described in this Section 8.03 shall not be in lieu of liability pursuant to clause (i) of Section 8.02.

ARTICLE 9
MISCELLANEOUS

Section 9.01.  Press Releases and Public Announcements.  No Party shall issue any press release or make any public announcement relating to the subject matter of this Agreement prior to the Closing without the prior written approval of Integrated Media and TeleChem, provided, however, that any Party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its reasonable best efforts to advise the other Parties prior to making the disclosure).

Section 9.02.  No Third Party Beneficiaries.  This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns, except for Section 6.03.

Section 9.03.  Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire agreement among the Parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they relate in any way to the subject matter hereof, except for the Confidentiality Agreement by and between Integrated Media and TeleChem.

Section 9.04.  Succession and Assignment.  This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns.  No Party may assign either this Agreement or any of his, her or its rights, interests, or obligations hereunder without the prior written approval of Integrated Media and TeleChem.

Section 9.05.  Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

Section 9.06.  Headings.   The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

Section 9.07.  Notices.  All notices, requests, demands, claims, and other communications hereunder will be in writing.  Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by (a) confirmed facsimile; (b) overnight delivery; or (c) registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

If to TeleChem:	TeleChem International, Inc.
524 East Weddell Drive
Sunnyvale, CA 94089
Attention: Rene’ A. Schena, President
Fax number: (408) 744-1711

With a copy (that shall not constitute notice) to:

Joel Pensley
Attorney at Law
211 Schoolhouse Road
Norfolk, Connecticut
Fax number: (212) 898-1266

If to Integrated Media:                                           Integrated Media Holdings Inc.
12000 Westheimer Rd Ste 340
Houston, TX 77077-6531
Attention: William L. Sklar, Chief Executive Officer
Fax Number: (713) 462-1980

With a copy (that shall not constitute notice) to:
Sonfield & Sonfield
770 South Post Oak Lane
Houston, Texas 77056
Attention: Robert L. Sonfield, Jr., Esq.
Fax number: (713) 877-1547

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient.  Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

Section 9.08.  Governing Law.  This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Nevada without giving effect to any choice or conflict of law provision or rule (whether of the State of Nevada or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Nevada.

Section 9.09.  Amendments and Waivers.  No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by Integrated Media and TeleChem.  No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

Section 9.10.  Severability.  Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

Section 9.11.  Expenses.  Each of the Parties will bear his, her or its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

Section 9.12.  Construction.  The Parties have participated jointly in the negotiation and drafting of this Agreement.  In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement.  Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise.  The word “including” shall mean including without limitation.

Section 9.13.  Incorporation of Exhibits and Schedules.  The Exhibits, Annexes, and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

Section 9.14.  Specific Performance.  Each of the Parties acknowledges and agrees that the other Parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached.  Accordingly, each of the Parties agrees that the other Parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter (subject to the provisions set forth in Section 9.15 below), in addition to any other remedy to which they may be entitled, at law or in equity.

Section 9.15.  Submission to Jurisdiction.  Each of the Parties submits to the jurisdiction of any state or federal court sitting in Houston, Texas, in any action or proceeding arising out of or relating to this Agreement and agrees that all claims in respect of the action or proceeding may be heard and determined in any such court.  Each Party also agrees not to bring any action or proceeding arising out of or relating to this Agreement in any other court.  Each of the Parties waives any defense of inconvenient forum to the maintenance of any action or proceeding so brought and waives any bond, surety, or other security that might be required of any other Party with respect thereto.  Any Party may make service on any other Party by sending or delivering a copy of the process to the Party to be served at the address and in the manner provided for the giving of notices in Section 9.07 above.  Nothing in this Section 9.15, however, shall affect the right of any Party to bring any action or proceeding arising out of or relating to this Agreement in any other court or to serve legal process in any other manner permitted by law or at equity.  Each Party agrees that a final judgment in any action or proceeding so brought shall be conclusive and may be enforced by suit on the judgment or in any other manner provided by law or at equity.

Execution Page
AGREEMENT AND PLAN OF MERGER
among
INTEGRATED MEDIA HOLDINGS, INC.
(a Delaware corporation)

TCI ACQUISITION CORP.
(a Nevada corporation)

TELECHEM INTERNATIONAL, INC.
(a Delaware corporation)
and
THE SHAREHOLDERS OF TELECHEM INTERNATIONAL, INC.

DATED AS OF FEBRUARY 5, 2008

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first above written.

INTEGRATED MEDIA HOLDINGS, INC.	TELECHEM INTERNATIONAL, INC.
a Delaware corporation	a Delaware corporation

By: William L. Sklar, Chief Executive Officer Date: ________________________	By: Rene’ A. Schena, Chief Executive Officer Date: ________________________

TCI ACQUISITION CORP.	ENDAVO MEDIA AND COMMUNICATIONS, INC.
a Nevada corporation	a Delaware corporation

By: William L. Sklar, Chief Executive Officer Date: ________________________	By:______________________________________ Paul D. Hamm, Chief Executive Officer Date: ________________________

_____________________________________ Rene’ A. Schena, Individually Date: ________________________	__________________________________________ Todd J. Martinsky, Individually Date: ________________________

EXHIBIT A

Certificates to be Exchanged
Pursuant to Section 2.06

Each outstanding share of TeleChem Stock will be exchanged for the number of Integrated Media Common Stock set out below

Name & Address of Shareholder	TeleChem Stock	Integrated Media Common Stock

Rene’ A. Schena 524 East Weddell Drive Sunnyvale, CA 94089	41.55%	15,000,000

Todd J. Martinsky 524 East Weddell Drive Sunnyvale, CA 94089	27.70%	10,000,000

Mark Schena 524 East Weddell Drive Sunnyvale, CA 94089	13.85%	5,000,000

Paul Haje	13.85%	5,000,000

Cole BusinessDevelopment, LLC	3.05%	1,100,000

Total	100.0%	36,100,000

EXHIBIT B

Form of Officer’s Certificate of Integrated Media Concerning Accuracy
Pursuant to Section 7.01

THE UNDERSIGNED HEREBY CERTIFIES, individually and on behalf of Integrated Media Holdings, Inc., a Nevada corporation (“Integrated Media”) pursuant to Section 7.01 of the Agreement and Plan of Merger (the “Agreement”), dated February 5, 2008 that I am the duly elected and qualified president of Integrated Media, and that all representations and warranties of Integrated Media and contained in the Agreement were accurate when made and, in addition, are accurate as of the Closing (as defined in the Agreement) as though such representations and warranties were made as of the Closing in exactly the same language by Integrated Media and regardless of knowledge or lack thereof on the part of Integrated Media and or changes beyond their or his control, and as of the Closing Integrated Media has performed and complied with all covenants and agreements and satisfied all conditions required to be performed and complied with by any of them at or before such time by the Agreement.

IN WITNESS WHEREOF, I have hereunto set my hand, and the seal of Integrated Media and this 5th day of February 2008.

___________________________________
William L. Sklar

EXHIBIT C

Form of Officer’s Certificate of TeleChem Concerning Accuracy
Pursuant to Section 7.02

THE UNDERSIGNED HEREBY CERTIFIES, individually and on behalf of TeleChem International, Inc., a Nevada corporation (“TeleChem”) pursuant to Section 7.02 of the Agreement and Plan of Merger (the “Agreement”), dated February 5, 2008 that I am the duly elected and qualified CEO of TeleChem, and that all representations and warranties of TeleChem and contained in the Agreement were accurate when made and, in addition, are accurate as of the Closing (as defined in the Agreement) as though such representations and warranties were made as of the Closing in exactly the same language by TeleChem and regardless of knowledge or lack thereof on the part of TeleChem and or changes beyond their or his control, and as of the Closing TeleChem, has performed and complied with all covenants and agreements and satisfied all conditions required to be performed and complied with by any of them at or before such time by the Agreement.

IN WITNESS WHEREOF, I have hereunto set my hand, and the seal of TeleChem and this 5th day of February 2008.

Rene’ A. Schena

EXHIBIT D

Form of Investment Representation
Pursuant to Section 7.02(c)

Mr. William L. Sklar
President
Integrated Media Holdings, Inc.
12000 Westheimer Rd Ste 340
Houston, TX 77077-6531

Dear Mr. Sklar:

In connection with our proposed acquisition of shares of common stock (the “Shares”) of Integrated Media Holdings, Inc., a Delaware corporation (“Integrated Media”), in accordance with the terms of the Agreement and Plan of Merger dated February 5, 2008 among Integrated Media, TeleChem International, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, we confirm that:

1.           We are familiar with the business and financial condition, properties, operations and prospects of Integrated Media and, at a reasonable time prior to the execution of this letter, has been afforded the opportunity to ask questions of and received satisfactory answers from the chief executive officer or other persons acting on Integrated Media’s behalf, concerning the business and financial condition, properties, operations and prospects of Integrated Media and concerning the terms and conditions of the offering of the Shares and have asked such questions as we desired to ask and all such questions have been answered to our full satisfaction.

2.           We understand that, unless we notify Integrated Media in writing to the contrary before acceptance of this subscription, all the representations and warranties contained in this letter will be deemed to have been reaffirmed and confirmed as of the date of acceptance of this subscription, taking into account all information received by us.

3.           We understand that acquisition of the Shares involves various risks, including, but not limited to, those disclosure to us and in this letter.

4.           All documents, records and books pertaining to our proposed investment in the Shares which we have requested have been made available to us.

5.           We understand that the issuance of the Shares of Integrated Media have not been registered under the Securities Act of 1933, as amended (the “1933 Act”).  The offering is being made in reliance upon the exemption from registration provided by section 4(2) of the 1933 Act and the provisions of Regulation D Rule 506 promulgated under the 1933 Act (“Regulation D”).

6.           We are (i) an “accredited investor”(as defined in Rule 50l(a) of Regulation D under the Securities Act), and (ii) we are acquiring the Shares for our own account, for investment purposes and not with a view to, or for offer or sale in connection with any distribution in violation of the Securities Act and we have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Shares, and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment.

Upon transfer the Shares are to be registered in the name of the beneficial owner as follows:

Name                 ________________________________

Address:                 ________________________________

________________________________

_________________________________

You and the Transfer Agent are entitled to rely upon this letter and you are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

Yours very truly,

___________________________________
Name: _____________________________
Number of Shares: ___________________
Date: ______________________________

EXHIBIT E

Opinion of Integrated Media and Integrated Media Sub’s Counsel

Pursuant to Section 7.01(g)

Sonfield & Sonfield
A Professional Corporation

LEON SONFIELD (1865-1934) GEORGE M. SONFIELD (1899-1967) ROBERT L. SONFIELD (1893-1972) ____________________ FRANKLIN D. ROOSEVELT, JR. (1914-1988)	ATTORNEYS AT LAW 770 SOUTH POST OAK LANE HOUSTON, TEXAS 77056-1913 www.sonfield.com Telecopier (713) 877-1547 ____ Telephone (713) 877-8333	ROBERT L. SONFIELD, JR. Managing Director robert@sonfield.com Legal Assistant Kate Parks

February ___, 2008

TeleChem International, Inc.
524 East Weddell Drive
Sunnyvale, CA 94089

Ladies and Gentlemen:

We are acting as counsel to Integrated Media Holdings, Inc., a Delaware corporation (the “Parent”) and TCI Acquisition Corp., a Nevada corporation (“Merger Sub”) in connection with the transactions contemplated by the Agreement and Plan of Merger dated as of February 5, 2008 (the “Agreement”) by and among the Parent, Merger Sub, TeleChem International, Inc. (“TeleChem”), a Delaware corporation and the stockholders of TeleChem (the “Shareholders”).

In our examination we have assumed the genuineness of all signatures, the legal capacity of natural persons, the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as certified or photostatic copies, and the authenticity of the originals of such copies.  As to any facts material to this opinion which we did not independently establish or verify, we have relied upon statements and representations of Parent and, its officers and other representatives and of public officials.

In rendering the opinions set forth herein, we have examined and relied on originals or copies, certified or otherwise identified to our satisfaction, of the following:

(i)	the Agreement;

(ii)	the certificate of the officers of Parent dated the date hereof (the “Officers' Certificate”);

(iii)	certified copies of the Articles of Incorporation and By-Laws, each as amended, of Parent;

(iv)	Articles of Incorporation of Merger Sub;

(v)	a certified copy of certain resolutions duly adopted by the Board of Directors of Parent;

(vi)	a certified copy of certain resolutions duly adopted by the Stockholders of Merger Sub; and

(vi)	such other documents as we have deemed necessary or appropriate as a basis for the opinion set forth below.

Members of this firm are admitted to practice in the State of Texas.  We express no opinion as to the laws of any jurisdiction other than (i) the laws of the State of Texas; and (ii) the federal laws of the United States of America to the extent specifically referred to herein.

As to factual matters, we have relied without investigation on the Officers' Certificate provided by Parent and the representations and warranties contained in the Agreement.

(i)	Parent is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;

(ii)	Parent has the corporate power to carry on their business as now being conducted;

(iii)	Merger Sub is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada;

(iv)
The Agreement has been duly authorized, executed and delivered by Parent and Merger Sub and is a valid and binding obligation of Parent and Merger Sub enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, insolvency, moratorium, or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excepting specific performance as a remedy);

(v)	Parent and Merger Sub have taken all internal action necessary for their due performance under the Agreement;

(vi)
The execution and delivery by Parent and Merger Sub of the Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of, Parent's Articles of Incorporation, Parent’s By-Laws, Merger Sub’s Articles of Organization or Operating Arrangement or, to the best of counsel's knowledge after inquiry and based upon information provided by Parent and Merger Sub, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which Parent, Merger Sub or any of their properties are bound or violate any court order, writ or decree of injunction applicable to Parent or Merger Sub;

(vii)
Such counsel does not know, after inquiry, of any actions, suits or other legal proceedings or investigations pending or threatened against or relating to, materially adversely affecting Parent or Merger Sub; and

(viii)	All of the outstanding shares of Parent's common stock are validly issued, fully-paid and non-assessable, without preemptive rights.

This opinion is being furnished only to you and is solely for your benefit and is not to be used, circulated, quoted, relied upon or otherwise referred to for any purpose without prior written consent except that the Shareholders, individually or collectively may rely on this opinion as if it were addressed to each Shareholder.

Yours very truly,

SONFIELD & SONFIELD

EXHIBIT F

Opinion of TeleChem International, Inc. Counsel

Pursuant to Section 7.02(g)

JOEL PENSLEY
Attorney at Law
211 Schoolhouse Road
Norfolk, Connecticut 06058

Admitted in New York State

February ___, 2008

Integrated Media Holdings, Inc.
12000 Westheimer Rd Ste 340
Houston, TX 77077-6531

Ladies and Gentlemen:

I am acting as counsel to TeleChem International, Inc., a Delaware corporation, (“TeleChem”) and the stockholders of TeleChem (the “Shareholders”), in connection with the transaction contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) entered into by and among Integrated Media Holdings, Inc., a Nevada corporation (“Integrated Media”), TeleChem, Rene’ A. Schena and Todd J. Martinsky, shareholders of TeleChem (“Shareholders”) and TCI Acquisition Corp., a Nevada corporation, and a wholly owned subsidiary of Integrated Media (“Merger Sub”), in connection with the merger of Merger Sub with and into TeleChem (the “Merger”).

In my examination, I  have assumed the genuineness of all signatures, the legal capacity of natural persons, the authenticity of all documents submitted to me as originals, the conformity to original documents of all documents submitted to me as certified or photostatic copies, and the authenticity of the originals of such copies.  As to any facts material to this opinion which we did not independently establish or verify, we have relied upon statements and representations of TeleChem and its officers and Shareholders and their representatives and of public officials.

In rendering the opinions set forth herein, we have examined and relied on originals or copies, certified or otherwise identified to our satisfaction, of the following:

(i)	the Agreement;

(ii)	the certificate of the officers of TeleChem, dated the date hereof (the “Officers' Certificate”);

(iii)	certified copies of the Certificate of Incorporation and By-Laws, each as amended, of TeleChem;

(iv)	certified copy of certain resolutions duly adopted by the Board of Directors and Shareholders of TeleChem;

(v)	such other documents as we have deemed necessary or appropriate as a basis for the opinion set forth below.

I am admitted to practice in the State of New York.  I express no opinion as to the laws of any jurisdiction other than (i) the laws of the State of New York; and (ii) the federal laws of the United States of America to the extent specifically referred to herein.

As to factual matters, I have relied without investigation on the Officers' Certificate provided by TeleChem and the representations and warranties contained in the Agreement.

(i)	TeleChem is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is duly qualified to do business in any jurisdiction where so required;

(ii)	TeleChem has the corporate power to carry on its business as now being conducted;

(iii)
The Agreement has been duly authorized, executed and delivered by TeleChem and Shareholders, and is a valid and binding obligation of TeleChem and Shareholders, enforceable in accordance with its terms, except to the extent that enforcement is limited by applicable bankruptcy, reorganization, moratorium, insolvency or similar laws affecting creditors' rights and remedies generally or by general equity principles (and excluding specific performance as a remedy), including limitations on enforcement by reason of fraudulent conveyance and corporate and other laws restricting indemnification by corporations, shareholders of a corporation, or its affiliates;

(iv)
Except as referred to herein, such counsel knows, after inquiry, of no actions, suit or other legal proceedings or investigations pending or threatened against or relating to or materially adversely affecting TeleChem;

(v)
The execution and delivery by TeleChem of the Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach of any provisions of TeleChem's Certificate of Incorporation or By-Laws or, to the best of such counsel's knowledge, after inquiry, and based upon information provided by TeleChem and its officers and directors, constitute a default under or give rise to a right of termination, acceleration, or cancellation under any agreement under which TeleChem or any of its properties are bound or violate any court order, writ or decree of injunction applicable to TeleChem; and

(vi)
The authorized capitalization of TeleChem is as set forth in Section 3.03 of the Agreement, all of the outstanding shares of common stock of TeleChem are validly issued, fully-paid and non-assessable, without preemptive rights, and to the best of counsel's knowledge, after inquiry, there are no outstanding subscriptions, options, rights, warrants or other transfer agreements (whether oral or written) obligating TeleChem to issue or transfer from treasury any of its securities except as set forth in the Agreement.  When duly transferred as provided in the Agreement, to the best of counsel’s knowledge after inquiry, Parent will own all of the equity interest of TeleChem.

This opinion is being furnished only to you and is solely for your benefit and is not to be used, circulated, quoted, relied upon or otherwise referred to for any purpose without prior written consent.

Yours very truly,

Joel Pensley

EXHIBIT G

TRUST RECEIPT

IRREVOCABLE INSTRUCTIONS

AND

IRREVOCABLE PROXY

THIS TRUST RECEIPT, IRREVOCABLE INSTRUCTIONS AND IRREVOCABLE PROXY (this “Agreement”) is entered into as of the 5th day of February, 2008, by and among Integrated Media Holdings Inc., a Delaware corporation (“Integrated Media”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and Paul D. Hamm, a natural person residing in Atlanta Georgia (“Hamm”).

RECITALS

WHEREAS, Integrated Media is the record and beneficial owner of all of the issued and outstanding shares of capital stock of Endavo (the “Endavo Shares”);

WHEREAS, Hamm is the Chief Executive Officer of Endavo;

WHEREAS, this Agreement is made and entered into in connection with the Agreement and Plan of Merger (the “Merger Agreement”) entered into by Integrated Media, TeleChem, Rene’ A. Schena and Todd J. Martinsky, shareholders of TeleChem (“Shareholders”), Endavo and TCI Acquisition Corp., a Nevada corporation, and a wholly owned subsidiary of Integrated Media (“Merger Sub”), in connection with the merger of Merger Sub with and into TeleChem (the “Merger”);

WHEREAS, in accordance with the terms of the Merger Agreement, Integrated Media desires to deliver a certificate (the “Endavo Certificate”) representing the Endavo Shares to Hamm with irrevocable instructions for the disposition of the Endavo Certificate coupled with an irrevocable proxy; and

WHEREAS, Hamm is willing to receive and receipt for the Integrated Media Certificate, hold, dispose of and vote same in accordance with the terms of this Agreement.

AGREEMENT

1.  Delivery of Endavo Certificate. Integrated Media, acting by and through its duly authorized officers, does hereby deliver to Hamm the Endavo Certificate in the form of certificate number ___ dated _________ and representing __________________ shares of common stock of Endavo.

2. Receipt of Endavo Certificate.  Hamm hereby acknowledges receipt, in trust, of the Endavo Certificate and agrees to hold, dispose of and vote same in accordance with the terms of this Agreement.

3. Proxy.  Integrated Media, as the record and beneficial owner of the Endavo Shares, does hereby constitute and appoint Hamm its true and lawful attorney-in-fact and agent, with full power of substitution and revocation, to represent it and to vote its shares of stock of Endavo at any meeting of the shareholders of such corporation or to adopt my majority consent of shareholders any and all resolutions of Endavo and execute any and all documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully for all intents and purposes as Integrated Media might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or its substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

4. Proxy Irrevocable.  This proxy is coupled with an interest sufficient in law to support a proxy and is irrevocable pursuant to Section 212(e) or the Delaware General Corporation Law until the Endavo Certificate is disposed of as provided in the next succeeding paragraph.

5. Instruction for Disposition of Endavo Certificate.  Integrated Media hereby irrevocably instructs Hamm to hold the Endavo Certificate, in trust, for the benefit of Integrated Media until (i) the Effective Time of the Merger (as defined in Section 2.02 of the Merger Agreement), and (ii) certificates representing the warrants to purchase shares of common stock of Integrated Media registered in the name of Paul D. Hamm have been delivered to, or for the account of, Integrated Media in accordance with the terms of the Merger Agreement.  Upon satisfaction of the above and foregoing conditions, ownership and possession of the Endavo Certificate will be transferred to Hamm without any further action by any party.

In the event the Merger Agreement is not consummated on or before June 30, 2008, the terms of this Agreement shall remain in full force and effect until a merger agreement upon terms similar to the Merger Agreement is executed and consummated.

6.  Execution.  This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.  A facsimile signature by any party on a counterpart of this Agreement shall be binding and effective for all purposes.  Such party shall, however, subsequently deliver to the other party an original executed copy of this Agreement.

EXECUTED as of the day first above written.
INTEGRATED MEDIA HOLDINGS INC. By:____________________________________ William L. Sklar, President and CEO	ENDAVO MEDIA AND COMMUNICATIONS, INC. By: Paul D. Hamm

Paul D. Hamm, Individually

EXHIBIT H

CAPITALIZATION OF INTEGRATED MEDIA AS OF THE EFFECTIVE TIME

Total shares authorized:  500,000,000 consisting of 480,000,000 common shares and 20,000,000 preferred shares

Shares of common stock not at the time designated as shares of a particular series may be issued from time to time in one or more additional series or without any distinctive designation

Shares of preferred stock not at the time designated as shares of a particular series may be issued from time to time in one or more additional series.

Common shares outstanding: 11,537,860

Warrants outstanding: 1,250,000, 5 year term, $.01 strike price, cashless exercise, 60 days notice to exercise

Warrants outstanding: in the amounts, for the term, the exercise price and held by the persons listed on Section 4.01 of the Integrated Media Disclosure Schedule

Common shares reserved for financing: 5,000,000

Reserved for TeleChem shareholders: 35,000,000

Reserved for Cole Business Development, LLC: 1,100,000

Exhibit 1.02
Amendment to Agreement and Plan of Merger by and among Integrated Media Holdings, Inc., Telechem International, Inc., the Shareholders of Telechem International, Inc., Endavo Media and Communications, Inc., and TCI Acquisition Corp.

AMENDMENT TO

AGREEMENT AND PLAN OF MERGER

This AMENDMENT TO AGREEMENT AND PLAN OF MERGER (“Agreement”) is entered into as of February 11, 2008, by and among Integrated Media Holdings, Inc., a Delaware corporation (“Integrated Media”), TeleChem International, Inc., a Delaware corporation (“TeleChem”), Rene’ A. Schena and Todd J. Martinsky, majority shareholders of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of Integrated Media (“Merger Sub”).  Integrated Media, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties.”

R E C I T A L S:

As of the 5th day of February, 2008 the Parties entered into an Agreement and Plan of Merger (the “Plan”) whereby Merger Sub, upon the terms and subject to the conditions of the Plan and in accordance with the applicable sections of the Nevada Revised Statutes (“Nevada Law”) and General Corporation Law of Delaware (“Delaware Law”), will merge with and into TeleChem (the “Merger”).  Simultaneously with the merger of Merger Sub with and into TeleChem, the Shareholders will exchange their TeleChem Shares for shares of the common stock of Integrated Media.  Integrated Media will divest its wholly-owned subsidiary, Endavo and Integrated Media will change its domicile from Delaware to Nevada.

Pursuant to the terms of the Plan, the Shareholders will be issued approximately 73.50% of the issued and outstanding shares immediately after the issuance.  The Plan contemplates that there will be a sufficient number of authorized and unissued Integrated Media common stock after: (i) reincorporation to Nevada and governance by the Nevada Articles, (ii) completion of the reverse split of the outstanding Integrated Media common stock, (iii) conversion of all outstanding shares of convertible preferred stock, and (iv) conversion of all outstanding notes, bonds and debentures.

As a result, the Merger may not be consummated until 20 days after the Form 14C is mailed to the Integrated Media shareholders.  As presently filed with the Securities and Exchange Commission, the 14C cannot be mailed any earlier than February 17, 2008.

However, the Parties desire to transfer control to the Shareholders and change the board of directors of Integrated Media to the Shareholders on or about February 21, 2008.

Pursuant to Section 2.11 of the Plan, Integrated Media will transfer all of its interest in Endavo to Paul D. Hamm in exchange for the cancellation of 1,750,000 common stock purchase options owned by Mr. Hamm. The Parties desire Integrated Media to also transfer all of its interest in Bidchaser, Inc. to Paul D. Hamm without any consideration.

THEREFORE, the Parties agree to amend the Plan as follows:

The Merger will be completed in two steps.  The first step on or about February 21, 2008 by the issuance of 100,000 shares of preferred stock to the Shareholders in the proportions set out on Exhibit A to the Plan that is convertible upon completion of the second step of the Merger into 35,000,000 shares (73.50%) of the common stock to the in exchange for 100% of the equity interests of TeleChem.  The terms of the preferred stock will, be substantially conform to the designations attached as Exhibit A.  After completion of the first step of the Merger, TeleChem will be a wholly-owned subsidiary of Integrated Media and the present Shareholders will own approximately 73.5% of the outstanding equity interest and voting rights of the parent company, Integrated Media.

The second step will be completed after: (i) reincorporation to Nevada and governance by the Nevada Articles, (ii) completion of the reverse split of the outstanding Integrated Media common stock, (iii) conversion of all outstanding shares of convertible preferred stock, and (iv) conversion of all outstanding notes, bonds and debentures.

Section 2.11 of the Plan is amended to include the transfer of all the interest of Integrated Media in Bidchaser, Inc. to the same person and for the same consideration as the transfer of Endavo.

Integrated Media will adopt the assumed name ArrayIt Company upon completion of the first step of the Merger.

All of the remaining terms and conditions of the Plan shall be in full force and effect as originally written.

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first above written.

INTEGRATED MEDIA HOLDINGS, INC.	TELECHEM INTERNATIONAL, INC.
a Delaware corporation	a Delaware corporation

By: William L. Sklar, Chief Executive Officer Date: ________________________	By: Rene’ A. Schena, Chief Executive Officer Date: ________________________

TCI ACQUISITION CORP.	ENDAVO MEDIA AND COMMUNICATIONS, INC.
a Nevada corporation	a Delaware corporation

By: William L. Sklar, Chief Executive Officer Date: ________________________	By:______________________________________ Paul D. Hamm, Chief Executive Officer Date: ________________________

_____________________________________ Rene’ A. Schena, Individually Date: ________________________	__________________________________________ Todd J. Martinsky, Individually Date: ________________________

EXHIBIT A

INTEGRATED MEDIA HOLDINGS, INC.

CERTIFICATE OF DESIGNATIONS

OF THE

SERIES C CONVERTIBLE PREFERRED STOCK,

LIQUIDATION PREFERENCE $.001 PER SHARE

Pursuant to Section 151 of the

General Corporation Law of the State of Delaware

INTEGRATED MEDIA HOLDINGS, INC., a corporation organized and existing under the laws of the State of Delaware (the “Corporation”), does hereby certify that, pursuant to the authority conferred on its board of directors (the “Board of Directors”) by its Certificate of incorporation (the “Certificate of Incorporation”), as amended, and in accordance with Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors (or, as to certain matters allowed by law, a duly authorized committee thereof) adopted the following resolution establishing a series of 100,000 shares of Preferred Stock of the Corporation designated as “Series C Preferred Stock.”

RESOLVED, that pursuant to the authority conferred on the Board of Directors of this Corporation (the “Corporation”) by the Certificate of Incorporation, a series of Preferred Stock, $.001 par value, of the Corporation be and hereby is established and created, and that the designation and number of shares thereof and the voting and other powers, preferences and relative, participating, optional or other rights of the shares of such Series C and the qualifications, limitations and restrictions thereof are as follows:

Convertible Preferred Stock

1.           DESIGNATION.  This series of Preferred Stock shall be designated “Series C Convertible Preferred Stock” (the “SERIES C PREFERRED STOCK”).

2.           NUMBER OF SHARES AND PAR VALUE.  The number of shares constituting the Series C Preferred Stock shall be equal to 100,000.  Each share of the Series C Preferred Stock shall have $.001 par value.

3.           RELATIVE SENIORITY.  The Series C Preferred Stock shall, in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation, rank (a) pari passu with the Common Stock (as defined below) of the Corporation and with any other class or series of stock of the Corporation, the terms of which specifically provide that such class or series shall rank pari passu with the Series C Preferred Stock in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation; and (b) junior to any other class or series of stock of the Corporation, the terms of which specifically provide that such class or series shall rank senior to the Series C Preferred Stock in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation.  The term “COMMON STOCK” shall mean all shares now or hereafter authorized of any class of common stock of the Corporation.

4.           NO LIQUIDATION PREFERENCE.  In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of any series of Preferred Stock, having a priority on liquidation superior to that of the Series C Preferred Stock, the holders of shares of Series C Preferred Stock shall be entitled to participate with the Common Stock in all of the remaining assets of the Corporation available for distribution to its stockholders, ratably with the holders of Common Stock in proportion to the number of shares of Common Stock held by them, assuming for each holder of Series C Preferred Stock on the record date for such distribution that each holder was the holder of record of the number (including any fraction) of shares of Common Stock into which the shares of Series C Preferred Stock then held by such holder are then convertible.  A liquidation, dissolution, or winding-up of the Corporation, as such terms are used in this Section 4, shall not be deemed to be occasioned by or to include any merger of the Corporation with or into one or more corporations or other entities, any acquisition or exchange of the outstanding shares of one or more classes or series of the Corporation, or any sale, lease, exchange, or other disposition of all or a part of the assets of the Corporation.

5.           VOTING RIGHTS.  Except as otherwise required by law, each share of outstanding Series C Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to the number (including any fraction) of shares of Common Stock into which such share of Series C Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.  Except as otherwise required by law or by this Certificate, the holders of shares of Common Stock and Series C Preferred Stock shall vote together and not as separate classes.

6.           DIVIDENDS AND DISTRIBUTIONS.  If any dividend or other distribution payable in cash, securities or other property, including a dividend payable in shares of Common Stock, is declared on the Common Stock, each holder of shares of Series C Preferred Stock on the record date for such dividend or distribution shall be entitled to receive on the date of payment or distribution of such dividend or other distribution the same cash, securities or other property which such holder would have received on such record date if such holder was the holder of record of the number (including any fraction) of shares of Common Stock into which the shares of Series C Preferred Stock then held by such holder are then convertible.  No dividend or other distribution shall be declared or paid on the Common Stock unless an equivalent dividend or other distribution that satisfies this Section 6 is declared or paid on the Series C Preferred Stock.

7.           CONVERSION.  The holders of the Series C Preferred Stock shall have conversion rights as follows:

(a)
Optional Conversion.  The holder of each share of Series C Preferred Stock shall have the right (the “CONVERSION RIGHT”), at such holder’s option, to convert such share at any time, without cost, on the terms of this Section 7, into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion; provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion.  The initial “CONVERSION RATIO” for the Series C Preferred Stock is 350:1.  The Conversion Ratio shall be subject to adjustment from time to time as provided in this Section 7.

(b)
Mandatory Conversion.  Upon the occurrence of an Increase in Authorized Common Stock, each outstanding share of Series C Preferred Stock shall automatically be converted, without cost, on the terms set forth in this Section into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion.  An “INCREASE IN AUTHORIZED COMMON STOCK” shall be deemed to occur upon either (i) effectiveness of a filing in the office of the Secretary of State of Delaware, or such other state in which the Corporation is legally domiciled, of an amendment to (or amendment and restatement of) the Articles of Incorporation or other charter document of the Corporation that increases the number of authorized shares of Common Stock to a sufficient number (after taking into account all shares reserved for issuance by the Board of Directors) so as to enable the conversion of all outstanding shares of Series C Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio then in effect, or (ii) the effective date of any other corporate action that enables the conversion of all outstanding shares of Series C Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio then in effect.

(c)	Mechanics of Conversion.

(i)
Optional Conversion.  A holder of any share of Series C Preferred Stock may exercise the Conversion Right of such share by surrendering the certificate therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series C Preferred Stock, together with a written notice to the Corporation which shall state: (A) that such holder elects to convert the same; and (B) the number of shares of Series C Preferred Stock being converted.  Thereupon the Corporation shall promptly issue and deliver to the holder of such shares a certificate or certificates for the number of whole shares of Common Stock to which such holder shall be entitled.  In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value (as determined in good faith by the Board of Directors of the Corporation) of the Common Stock.  If the certificate evidencing the Series C Preferred Stock being converted shall also evidence shares of Series C Preferred Stock not being converted, then the Corporation shall also deliver to the holder of such certificate a new stock certificate evidencing the Series C Preferred Stock not converted.  The conversion of any shares of Series C Preferred Stock shall be deemed to have been made immediately prior to the close of business on the date that the shares of Series C Preferred Stock to be converted are surrendered to the Corporation, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.  Any dividends or distributions declared but unpaid at the time of conversion with respect to the Series C Preferred Stock so converted, including any dividends declared on the Common Stock to which the Series C Preferred Stock is entitled pursuant to Section 6 above, shall be paid to the holder of Common Stock issued upon conversion of the Series C Preferred Stock upon the payment date therefore.

The Corporation shall give written notice to each holder of a share of Series C Preferred Stock promptly upon the liquidation, dissolution or winding up of the Corporation, and not more than fifty (50) nor less than twenty (20) days before the anticipated date of consummation of any acquisition of the Corporation or any sale of all or substantially all of the assets of the Corporation and no such acquisition of the Corporation or sale of assets shall be effective until such notice shall have been given.

(ii)
Mandatory Conversion.  The Corporation shall give written notice to each holder of a share of Series C Preferred Stock within ten (10) days after the effectiveness of an Increase in Authorized Common Stock.  Following the conversion of such shares, each holder of shares so converted may surrender the certificate therefor at the office of the Corporation or any transfer agent for the Series C Preferred Stock.  Upon such surrender, the Corporation shall issue and deliver to each holder a certificate or certificates for the number of whole shares of Common Stock to which such holder is entitled.  In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value (as determined in good faith by the Board of Directors of the Corporation) of the Common Stock.

The conversion of shares of Series C Preferred Stock shall be effective simultaneously with the effectiveness of an Increase in Authorized Common Stock, whether or not the certificates representing such shares of Series C Preferred Stock shall have been surrendered or new certificates representing the shares of Common Stock into which such shares have been converted shall have been issued and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.  Any dividends or distributions declared but unpaid at the time of a mandatory conversion with respect to the Series C Preferred Stock so converted, including any dividends declared on the Common Stock to which the Series C Preferred Stock is entitled pursuant to Section 6 above, shall be paid on the payment date therefore.

(d)
Adjustment of Conversion Ratio.  The Conversion Ratio for each share of Series C Preferred Stock and the kind of securities issuable upon the conversion of any share of Series C Preferred Stock shall be adjusted from time to time as follows:

(i)           Subdivision or Combination of Shares.  If the Corporation at any time effects an increase in the number of outstanding shares of Common Stock by subdivision, the Conversion Ratio shall be increased in the same proportions as the Common Stock is subdivided, in each case effective automatically upon, and simultaneously with, the effectiveness of the subdivision which gives rise to the adjustment.  If the Corporation at any time effects a decrease in the number of outstanding shares of Common Stock by combination the Conversion shall remain the same and unchanged.

(ii)           Reclassification, Consolidation or Merger.  If at any time, as a result of (A) a capital reorganization or reclassification (other than a subdivision or combination which gives rise to an adjustment of the Conversion Ratio pursuant to Section 7(d)(i)); or (B) a merger or consolidation of the Corporation with another corporation (whether or not the Corporation is the surviving corporation), the Common Stock issuable upon the conversion of the Series C Preferred Stock shall be changed into or exchanged for the same or a different number of shares of any class or classes of stock of the Corporation or any other corporation, or other securities convertible into such shares, then, as a part of such reorganization, reclassification, merger or consolidation, appropriate adjustments shall be made in the terms of the Series C Preferred Stock (or of any securities into which the Series C Preferred Stock is changed or for which the Series C Preferred Stock is exchanged), so that: (x) the holders of Series C Preferred Stock or of such substitute securities shall thereafter be entitled to receive, upon conversion of the Series C Preferred Stock or of such substitute securities, the kind and amount of shares of stock, other securities, money and property which such holders would have received at the time of such capital reorganization, reclassification, merger, or consolidation, if such holders had converted their Series C Preferred Stock immediately prior to such capital reorganization, reclassification, merger, or consolidation, and (y) the Series C Preferred Stock or such substitute securities shall thereafter be adjusted on terms as nearly equivalent as may be practicable to the adjustments theretofore provided in this Section 7(d).  No consolidation or merger in which the Corporation is not the surviving corporation shall be consummated unless the surviving corporation shall agree, in writing, to the provisions of this Section 7(d)(ii).  The provisions of this Section 7(d)(ii) shall similarly apply to successive capital reorganizations, reclassifications, mergers, and consolidations.

(iii)           Other Action Affecting Common Stock.  If at any time the Corporation takes any action affecting its Common Stock which, in the opinion of the Board of Directors of the Corporation, would have an adverse effect upon the Conversion Rights of the Series C Preferred Stock and the foregoing conversion ratio adjustment provisions are not strictly applicable but the failure to make any adjustment would adversely affect the Conversion Rights, then the Conversion Ratio and the kind of securities issuable upon the conversion of Series C Preferred Stock shall be adjusted to preserve, without dilution, the Conversion Rights in such manner and at such time as the Board of Directors of the Corporation may in good faith determine to be equitable in the circumstances.

(iv)           Notice of Adjustments.  Whenever the Conversion Ratio or the kind of securities issuable upon the conversion of any one of or all of the Series C Preferred Stock shall be adjusted pursuant to Sections 7(d)(i) - (iii) above, the Corporation shall make a certificate signed by its Chief Financial Officer, Secretary or Assistant Secretary, setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated (including a description of the basis on which the Board of Directors of the Corporation made any determination hereunder), and the Conversion Ratio and the kind of securities issuable upon the conversion of the Series C Preferred Stock after giving effect to such adjustment, and shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to each holder of Series C Preferred Stock promptly after each adjustment.

(e)           Full Consideration.  All shares of Common Stock which shall be issued upon the conversion of any Series C Preferred Stock (which is itself fully paid and non-assessable) will, upon issuance, be fully paid and non-assessable.  The Corporation will pay such amounts and will take such other action as may be necessary from time to time so that all shares of Common Stock which shall be issued upon the conversion of any Series C Preferred Stock will, upon issuance and without cost to the recipient, be free from all pre-emptive rights, taxes, liens and charges with respect to the issue thereof.

(f)           No Impairment.  The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in the carrying out of all the provisions of this Section 7 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series C Preferred Stock against impairment.

(g)           Cancellation of Series C Preferred Stock.  No share of Series C Preferred Stock acquired by the Corporation upon conversion, redemption or purchase shall be reissued and all such shares shall be canceled, retired and returned to the status of authorized and unissued shares of undesignated preferred stock.  The Corporation may take such appropriate corporate action to reduce the authorized number of Series C Preferred Stock accordingly.

8.           PROTECTIVE PROVISIONS.  In addition to any other rights provided by law, so long as at least one share of Series C Preferred Stock is outstanding, the Corporation shall not, without first obtaining the affirmative vote or written consent of the holders of not less than a majority of the outstanding shares of the Series C Preferred Stock voting together as a single class:

(a) amend or repeal any provision of the Corporation’s Articles of Incorporation, Bylaws or this Certificate of Designation if such action would materially and adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the Series C Preferred Stock;

(b) increase or decrease (other than by conversion) the total number of authorized shares of Series C Preferred Stock;

(c) create or issue any series or class, reclassify any authorized capital stock of the Corporation into stock of any series or class, increase the authorized or issued amount of any class or series of stock, or authorize, create, issue or reclassify any obligation or security convertible or exchangeable into or evidencing a right to purchase capital stock of any class or series, that ranks prior to the Series C Preferred Stock as to dividends or rights upon liquidation, dissolution or winding up;

(d) issue any Common Stock after the date on which Series C Preferred Stock has been last issued and sold, whether or not subsequently reacquired or retired by the Corporation, for a consideration per share less than fair market value of the Common Stock (as determined in good faith by the Board of Directors of the Corporation) at such issuance or deemed issuance other than: (1) shares of Common Stock issued in transactions giving rise to adjustments under Sections 7(d)(i) or (ii) above, (2) shares of Common Stock issued upon conversion of shares of Series C Preferred Stock, or (3) shares issued upon the conversion of Convertible Securities (as defined below) if the issuance of such Convertible Securities did not violate Section 8(e) below;

(e) issue any Convertible Securities with respect to which the Effective Price is less than the fair market value of the Common Stock (as determined in good faith by the Board of Directors of the Corporation), at such issuance or deemed issuance.  “CONVERTIBLE SECURITIES” means all rights or options for the purchase of, or stock or other securities convertible into, Common Stock (other than Common Stock issued for the purposes set forth in Sections 8(d)(1) or (2) above) or other Convertible Securities, whenever and each time issued.  The “EFFECTIVE PRICE” with respect to any Convertible Securities means the result of dividing: (1) the sum of (x) the total consideration, if any, received by the Corporation for the issuance of such Convertible Securities, plus (y) the minimum consideration, if any, payable to the Corporation upon exercise or conversion of such Convertible Securities (assuming that the full amount of securities issuable upon exercise or conversion are issued), plus (z) the minimum consideration, if any, payable to the Corporation upon exercise or conversion of any Convertible Securities issuable upon exercise or conversion of such Convertible Securities, by: (2) the maximum number of Common Stock (other than Common Stock issued for the purposes set forth in Sections 8(d)(1) or (2) above) issuable upon exercise or conversion of such Convertible Securities or of any Convertible Securities issuable upon exercise or conversion of such Convertible Securities; or

(f) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of.

9.           SEVERABILITY OF PROVISIONS.  If any voting powers, preferences and relative, participating, optional and other special rights of the Series C Preferred Stock and qualifications, limitations and restrictions thereof set forth in this resolution (as such resolution may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all other voting powers, preferences and relative, participating, optional and other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof set forth in this resolution (as so amended) which can be given effect without the invalid, unlawful or unenforceable voting powers, preferences and relative, participating, optional and other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof shall, nevertheless, remain in full force and effect, and no voting powers, preferences and relative, participating, optional or other special rights of Series C Preferred Stock and qualifications, limitations, and restrictions thereof herein set forth shall be deemed dependent upon any other such voting powers, preferences and relative, participating, optional or other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof unless so expressed herein.

IN WITNESS WHEREOF, Integrated Media Holdings, Inc. has caused this certificate to be signed by its President, and its corporate seal to be hereunto affixed and attested by its Secretary, as of the ____ day of February, 2008.

INTEGRATED MEDIA HOLDINGS, INC.

By:

                                   William L. Sklar, President and Secretary

Exhibit 1.03
Certificate of Designation of the Series C Convertible Preferred Stock

INTEGRATED MEDIA HOLDINGS, INC.

CERTIFICATE OF DESIGNATIONS

OF THE

SERIES C CONVERTIBLE PREFERRED STOCK,

LIQUIDATION PREFERENCE $.001 PER SHARE

Pursuant to Section 151 of the

General Corporation Law of the State of Delaware

INTEGRATED MEDIA HOLDINGS, INC., a corporation organized and existing under the laws of the State of Delaware (the “Corporation”), does hereby certify that, pursuant to the authority conferred on its board of directors (the “Board of Directors”) by its Certificate of incorporation (the “Certificate of Incorporation”), as amended, and in accordance with Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors (or, as to certain matters allowed by law, a duly authorized committee thereof) adopted the following resolution establishing a series of 100,000 shares of Preferred Stock of the Corporation designated as “Series C Preferred Stock.”

RESOLVED, that pursuant to the authority conferred on the Board of Directors of this Corporation (the “Corporation”) by the Certificate of Incorporation, a series of Preferred Stock, $.001 par value, of the Corporation be and hereby is established and created, and that the designation and number of shares thereof and the voting and other powers, preferences and relative, participating, optional or other rights of the shares of such Series C and the qualifications, limitations and restrictions thereof are as follows:

Convertible Preferred Stock

1.           DESIGNATION.  This series of Preferred Stock shall be designated “Series C Convertible Preferred Stock” (the “SERIES C PREFERRED STOCK”).

2.           NUMBER OF SHARES AND PAR VALUE.  The number of shares constituting the Series C Preferred Stock shall be equal to 100,000.  Each share of the Series C Preferred Stock shall have $.001 par value.

3.           RELATIVE SENIORITY.  The Series C Preferred Stock shall, in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation, rank (a) pari passu with the Common Stock (as defined below) of the Corporation and with any other class or series of stock of the Corporation, the terms of which specifically provide that such class or series shall rank pari passu with the Series C Preferred Stock in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation; and (b) junior to any other class or series of stock of the Corporation, the terms of which specifically provide that such class or series shall rank senior to the Series C Preferred Stock in respect of the right to participate in distributions or payments in the event of any liquidation, dissolution or winding up of the Corporation.  The term “COMMON STOCK” shall mean all shares now or hereafter authorized of any class of common stock of the Corporation.

4.           NO LIQUIDATION PREFERENCE.  In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of any series of Preferred Stock, having a priority on liquidation superior to that of the Series C Preferred Stock, the holders of shares of Series C Preferred Stock shall be entitled to participate with the Common Stock in all of the remaining assets of the Corporation available for distribution to its stockholders, ratably with the holders of Common Stock in proportion to the number of shares of Common Stock held by them, assuming for each holder of Series C Preferred Stock on the record date for such distribution that each holder was the holder of record of the number (including any fraction) of shares of Common Stock into which the shares of Series C Preferred Stock then held by such holder are then convertible.  A liquidation, dissolution, or winding-up of the Corporation, as such terms are used in this Section 4, shall not be deemed to be occasioned by or to include any merger of the Corporation with or into one or more corporations or other entities, any acquisition or exchange of the outstanding shares of one or more classes or series of the Corporation, or any sale, lease, exchange, or other disposition of all or a part of the assets of the Corporation.

5.           VOTING RIGHTS.  Except as otherwise required by law, each share of outstanding Series C Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to the number (including any fraction) of shares of Common Stock into which such share of Series C Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.  Except as otherwise required by law or by this Certificate, the holders of shares of Common Stock and Series C Preferred Stock shall vote together and not as separate classes.

6.           DIVIDENDS AND DISTRIBUTIONS.  If any dividend or other distribution payable in cash, securities or other property, including a dividend payable in shares of Common Stock, is declared on the Common Stock, each holder of shares of Series C Preferred Stock on the record date for such dividend or distribution shall be entitled to receive on the date of payment or distribution of such dividend or other distribution the same cash, securities or other property which such holder would have received on such record date if such holder was the holder of record of the number (including any fraction) of shares of Common Stock into which the shares of Series C Preferred Stock then held by such holder are then convertible.  No dividend or other distribution shall be declared or paid on the Common Stock unless an equivalent dividend or other distribution that satisfies this Section 6 is declared or paid on the Series C Preferred Stock.

7.           CONVERSION.  The holders of the Series C Preferred Stock shall have conversion rights as follows:

(a)
Optional Conversion.  The holder of each share of Series C Preferred Stock shall have the right (the “CONVERSION RIGHT”), at such holder’s option, to convert such share at any time, without cost, on the terms of this Section 7, into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion; provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion.  The initial “CONVERSION RATIO” for the Series C Preferred Stock is 350:1.  The Conversion Ratio shall be subject to adjustment from time to time as provided in this Section 7.

(b)
Mandatory Conversion.  Upon the occurrence of an Increase in Authorized Common Stock, each outstanding share of Series C Preferred Stock shall automatically be converted, without cost, on the terms set forth in this Section into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion.  An “INCREASE IN AUTHORIZED COMMON STOCK” shall be deemed to occur upon either (i) effectiveness of a filing in the office of the Secretary of State of Delaware, or such other state in which the Corporation is legally domiciled, of an amendment to (or amendment and restatement of) the Articles of Incorporation or other charter document of the Corporation that increases the number of authorized shares of Common Stock to a sufficient number (after taking into account all shares reserved for issuance by the Board of Directors) so as to enable the conversion of all outstanding shares of Series C Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio then in effect, or (ii) the effective date of any other corporate action that enables the conversion of all outstanding shares of Series C Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio then in effect.

(c)	Mechanics of Conversion.

(i)
Optional Conversion.  A holder of any share of Series C Preferred Stock may exercise the Conversion Right of such share by surrendering the certificate therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series C Preferred Stock, together with a written notice to the Corporation which shall state: (A) that such holder elects to convert the same; and (B) the number of shares of Series C Preferred Stock being converted.  Thereupon the Corporation shall promptly issue and deliver to the holder of such shares a certificate or certificates for the number of whole shares of Common Stock to which such holder shall be entitled.  In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value (as determined in good faith by the Board of Directors of the Corporation) of the Common Stock.  If the certificate evidencing the Series C Preferred Stock being converted shall also evidence shares of Series C Preferred Stock not being converted, then the Corporation shall also deliver to the holder of such certificate a new stock certificate evidencing the Series C Preferred Stock not converted.  The conversion of any shares of Series C Preferred Stock shall be deemed to have been made immediately prior to the close of business on the date that the shares of Series C Preferred Stock to be converted are surrendered to the Corporation, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.  Any dividends or distributions declared but unpaid at the time of conversion with respect to the Series C Preferred Stock so converted, including any dividends declared on the Common Stock to which the Series C Preferred Stock is entitled pursuant to Section 6 above, shall be paid to the holder of Common Stock issued upon conversion of the Series C Preferred Stock upon the payment date therefore.

The Corporation shall give written notice to each holder of a share of Series C Preferred Stock promptly upon the liquidation, dissolution or winding up of the Corporation, and not more than fifty (50) nor less than twenty (20) days before the anticipated date of consummation of any acquisition of the Corporation or any sale of all or substantially all of the assets of the Corporation and no such acquisition of the Corporation or sale of assets shall be effective until such notice shall have been given.

(ii)
Mandatory Conversion.  The Corporation shall give written notice to each holder of a share of Series C Preferred Stock within ten (10) days after the effectiveness of an Increase in Authorized Common Stock.  Following the conversion of such shares, each holder of shares so converted may surrender the certificate therefor at the office of the Corporation or any transfer agent for the Series C Preferred Stock.  Upon such surrender, the Corporation shall issue and deliver to each holder a certificate or certificates for the number of whole shares of Common Stock to which such holder is entitled.  In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value (as determined in good faith by the Board of Directors of the Corporation) of the Common Stock.

The conversion of shares of Series C Preferred Stock shall be effective simultaneously with the effectiveness of an Increase in Authorized Common Stock, whether or not the certificates representing such shares of Series C Preferred Stock shall have been surrendered or new certificates representing the shares of Common Stock into which such shares have been converted shall have been issued and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.  Any dividends or distributions declared but unpaid at the time of a mandatory conversion with respect to the Series C Preferred Stock so converted, including any dividends declared on the Common Stock to which the Series C Preferred Stock is entitled pursuant to Section 6 above, shall be paid on the payment date therefore.

(d)           Adjustment of Conversion Ratio.  The Conversion Ratio for each share of Series C Preferred Stock and the kind of securities issuable upon the conversion of any share of Series C Preferred Stock shall be adjusted from time to time as follows:

(i)           Subdivision or Combination of Shares.  If the Corporation at any time effects an increase in the number of outstanding shares of Common Stock by subdivision, the Conversion Ratio shall be increased in the same proportions as the Common Stock is subdivided, in each case effective automatically upon, and simultaneously with, the effectiveness of the subdivision which gives rise to the adjustment.  If the Corporation at any time effects a decrease in the number of outstanding shares of Common Stock by combination the Conversion shall remain the same and unchanged.

(ii)           Reclassification, Consolidation or Merger.  If at any time, as a result of (A) a capital reorganization or reclassification (other than a subdivision or combination which gives rise to an adjustment of the Conversion Ratio pursuant to Section 7(d)(i)); or (B) a merger or consolidation of the Corporation with another corporation (whether or not the Corporation is the surviving corporation), the Common Stock issuable upon the conversion of the Series C Preferred Stock shall be changed into or exchanged for the same or a different number of shares of any class or classes of stock of the Corporation or any other corporation, or other securities convertible into such shares, then, as a part of such reorganization, reclassification, merger or consolidation, appropriate adjustments shall be made in the terms of the Series C Preferred Stock (or of any securities into which the Series C Preferred Stock is changed or for which the Series C Preferred Stock is exchanged), so that: (x) the holders of Series C Preferred Stock or of such substitute securities shall thereafter be entitled to receive, upon conversion of the Series C Preferred Stock or of such substitute securities, the kind and amount of shares of stock, other securities, money and property which such holders would have received at the time of such capital reorganization, reclassification, merger, or consolidation, if such holders had converted their Series C Preferred Stock immediately prior to such capital reorganization, reclassification, merger, or consolidation, and (y) the Series C Preferred Stock or such substitute securities shall thereafter be adjusted on terms as nearly equivalent as may be practicable to the adjustments theretofore provided in this Section 7(d).  No consolidation or merger in which the Corporation is not the surviving corporation shall be consummated unless the surviving corporation shall agree, in writing, to the provisions of this Section 7(d)(ii).  The provisions of this Section 7(d)(ii) shall similarly apply to successive capital reorganizations, reclassifications, mergers, and consolidations.

(iii)           Other Action Affecting Common Stock.  If at any time the Corporation takes any action affecting its Common Stock which, in the opinion of the Board of Directors of the Corporation, would have an adverse effect upon the Conversion Rights of the Series C Preferred Stock and the foregoing conversion ratio adjustment provisions are not strictly applicable but the failure to make any adjustment would adversely affect the Conversion Rights, then the Conversion Ratio and the kind of securities issuable upon the conversion of Series C Preferred Stock shall be adjusted to preserve, without dilution, the Conversion Rights in such manner and at such time as the Board of Directors of the Corporation may in good faith determine to be equitable in the circumstances.

(iv)           Notice of Adjustments.  Whenever the Conversion Ratio or the kind of securities issuable upon the conversion of any one of or all of the Series C Preferred Stock shall be adjusted pursuant to Sections 7(d)(i) - (iii) above, the Corporation shall make a certificate signed by its Chief Financial Officer, Secretary or Assistant Secretary, setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated (including a description of the basis on which the Board of Directors of the Corporation made any determination hereunder), and the Conversion Ratio and the kind of securities issuable upon the conversion of the Series C Preferred Stock after giving effect to such adjustment, and shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to each holder of Series C Preferred Stock promptly after each adjustment.

(e)           Full Consideration.  All shares of Common Stock which shall be issued upon the conversion of any Series C Preferred Stock (which is itself fully paid and non-assessable) will, upon issuance, be fully paid and non-assessable.  The Corporation will pay such amounts and will take such other action as may be necessary from time to time so that all shares of Common Stock which shall be issued upon the conversion of any Series C Preferred Stock will, upon issuance and without cost to the recipient, be free from all pre-emptive rights, taxes, liens and charges with respect to the issue thereof.

(f)           No Impairment.  The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in the carrying out of all the provisions of this Section 7 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series C Preferred Stock against impairment.

(g)           Cancellation of Series C Preferred Stock.  No share of Series C Preferred Stock acquired by the Corporation upon conversion, redemption or purchase shall be reissued and all such shares shall be canceled, retired and returned to the status of authorized and unissued shares of undesignated preferred stock.  The Corporation may take such appropriate corporate action to reduce the authorized number of Series C Preferred Stock accordingly.

8.           PROTECTIVE PROVISIONS.  In addition to any other rights provided by law, so long as at least one share of Series C Preferred Stock is outstanding, the Corporation shall not, without first obtaining the affirmative vote or written consent of the holders of not less than a majority of the outstanding shares of the Series C Preferred Stock voting together as a single class:

(a) amend or repeal any provision of the Corporation’s Articles of Incorporation, Bylaws or this Certificate of Designation if such action would materially and adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the Series C Preferred Stock;

(b) increase or decrease (other than by conversion) the total number of authorized shares of Series C Preferred Stock;

(c) create or issue any series or class, reclassify any authorized capital stock of the Corporation into stock of any series or class, increase the authorized or issued amount of any class or series of stock, or authorize, create, issue or reclassify any obligation or security convertible or exchangeable into or evidencing a right to purchase capital stock of any class or series, that ranks prior to the Series C Preferred Stock as to dividends or rights upon liquidation, dissolution or winding up;

(d) issue any Common Stock after the date on which Series C Preferred Stock has been last issued and sold, whether or not subsequently reacquired or retired by the Corporation, for a consideration per share less than fair market value of the Common Stock (as determined in good faith by the Board of Directors of the Corporation) at such issuance or deemed issuance other than: (1) shares of Common Stock issued in transactions giving rise to adjustments under Sections 7(d)(i) or (ii) above, (2) shares of Common Stock issued upon conversion of shares of Series C Preferred Stock, or (3) shares issued upon the conversion of Convertible Securities (as defined below) if the issuance of such Convertible Securities did not violate Section 8(e) below;

(e) issue any Convertible Securities with respect to which the Effective Price is less than the fair market value of the Common Stock (as determined in good faith by the Board of Directors of the Corporation), at such issuance or deemed issuance.  “CONVERTIBLE SECURITIES” means all rights or options for the purchase of, or stock or other securities convertible into, Common Stock (other than Common Stock issued for the purposes set forth in Sections 8(d)(1) or (2) above) or other Convertible Securities, whenever and each time issued.  The “EFFECTIVE PRICE” with respect to any Convertible Securities means the result of dividing: (1) the sum of (x) the total consideration, if any, received by the Corporation for the issuance of such Convertible Securities, plus (y) the minimum consideration, if any, payable to the Corporation upon exercise or conversion of such Convertible Securities (assuming that the full amount of securities issuable upon exercise or conversion are issued), plus (z) the minimum consideration, if any, payable to the Corporation upon exercise or conversion of any Convertible Securities issuable upon exercise or conversion of such Convertible Securities, by: (2) the maximum number of Common Stock (other than Common Stock issued for the purposes set forth in Sections 8(d)(1) or (2) above) issuable upon exercise or conversion of such Convertible Securities or of any Convertible Securities issuable upon exercise or conversion of such Convertible Securities; or

(f) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of.

9.           SEVERABILITY OF PROVISIONS.  If any voting powers, preferences and relative, participating, optional and other special rights of the Series C Preferred Stock and qualifications, limitations and restrictions thereof set forth in this resolution (as such resolution may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all other voting powers, preferences and relative, participating, optional and other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof set forth in this resolution (as so amended) which can be given effect without the invalid, unlawful or unenforceable voting powers, preferences and relative, participating, optional and other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof shall, nevertheless, remain in full force and effect, and no voting powers, preferences and relative, participating, optional or other special rights of Series C Preferred Stock and qualifications, limitations, and restrictions thereof herein set forth shall be deemed dependent upon any other such voting powers, preferences and relative, participating, optional or other special rights of Series C Preferred Stock and qualifications, limitations and restrictions thereof unless so expressed herein.

IN WITNESS WHEREOF, Integrated Media Holdings, Inc. has caused this certificate to be signed by its President, and its corporate seal to be hereunto affixed and attested by its Secretary, as of the 19th day of February, 2008.

INTEGRATED MEDIA HOLDINGS, INC.

By:

                                       William L. Sklar, President and Secretary

  Exhibit 1.04
Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock

STATE OF DELAWARE

CERTIFICATE OF CORRECTION

Integrated Media Holdings, Inc. (Entity 3021813), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware.

DOES HEREBY CERTIFY:
1. The name of the corporation is Integrated Media Holdings, Inc. (Entity 3021813).

2. That a Certificate of Designation of the Series C Convertible Preferred Stock was filed by the Secretary of State of Delaware on February 19, 2008 and that said Certificate requires correction as permitted by Section 103 of the General Corporation Law of the State of Delaware.

3. The inaccuracy or defect of said Certificate is: The number of shares constituting the Series C Preferred shall be equal to 103,143, not 100,000.

4. Correction of inaccuracy or defect – This inaccuracy shall be repaired by inserting “103,143” in place of “100,000” where it is stated in paragraph one line six and again in section 2 of Convertible Preferred Stock.

IN WITNESS WHEREOF, said corporation has caused this Certificate of Correction to be effective the 19th day of February, A.D. 2008.

 By:

William L. Sklar, President and CEO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: October 3, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: October 3, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: October 3, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO