Form 10-Q
period 2008-11-18
Integrated Media Holdings, Inc.
filed 2008-11-18
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

    The number of shares of the issuer’s common equity outstanding as of November 13, 2008  was approximately 16,284,210  shares of common stock, par value $.001

    Transitional Small Business Disclosure Format: Yes []  No  ☑

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED September 30, 2008

Signatures	23

This report contains trademarks and trade names that are the property of Integrated Media Holdings, Inc. and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
	As of September 30, 2008	As of December 31, 2007
Assets
Current assets:
Cash	$70,669	$-
Accounts receivable, net of allowance for doubtful accounts of $105,000 and factored liabilities of $192,261	130,027	294,186
Inventory	441,869	309,246
Prepaid expenses	170,000	120,000
Total current assets	832,565	723,432

Property and equipment, net	44,951	55,395
Assets of discontinued operations	247,945	247,945
Restricted cash	102,270	103,836
Deposits	18,924	18,924
Total assets	$1,246,655	$1,149,532

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,852,934	$5,652,418
Due to related parties	423,283	337,616
Bank overdraft	-	29,495
Customer deposits	156,582	29,580
Accrued interest	332,894
Derivative liability	261,490	326,544
Notes payable including related parties	3,184,155	3, 222,219
Total current liabilities	10,211,338	9,597,872
Long term debt	273,544	327,340
Liabilities of discontinued operations	1,463,966	1,463,890
Total Liabilities	11,948,848	11,389,102

Stockholders' deficit
Preferred stock, Series “A” $0.001 par value; 5,000,000 shares authorized, 3,810,262 shares issued and outstanding	3,810	3,810
Preferred stock, Series “C” $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103	103
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 16,419,262 shares issued and outstanding	16,419	16,419
Additional paid-in capital	-	-
Accumulated deficit	(10,722,525)	(10, 259,902)
Total stockholders' deficit	(10,702,193)	(10,239,570)

Total liabilities and stockholders' deficit	$1,246,655	$1,149,532
See accompanying notes to condensed consolidated financial statements.

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Total revenues	$782,831	$757,503	$2,713,816	$2,932,431
Cost of sales	559,914	491,499	1,811,160	1,814,541
Gross margin	222,917	266,004	902,656	1,117,890
Selling, general, and administrative expense	379,377	585,047	1,045,959	1,977,363
Profit (loss) from operations	(156,460)	(319,043)	(143,303)	(859,473)
Income from discontinued operations		441,154		1,323,461
Gain (loss) on derivative liability	23,476	181,080	(22,538)	543,240
Legal expense	(10,397)	(1,802,679)	(60,287)	(3,519,934)
Interest (expense)	(146,474)	(171,532)	(435,496)	(509,832)
Net profit (loss)	$(289,855)	$(1,671,020)	$(661,624)	$(3,022,538)

Net profit (loss) per common share - basic and diluted	$(0.018)	$(0.103)	$(0.041)	$(0.180)

Weighted average shares - basic and diluted	16,284,210	16,810,710	16,284,210	16,810,710

See accompanying notes to condensed consolidated financial statements

INTEGRATED MEDIA HOLDINGS, INC.
d/b/a Arrayit Company
(formerly ENDAVO MEDIA AND COMMUNICATIONS, INC.)
NOTES TOCONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in Form 10-KSB have been omitted.

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

At September 30, 2008, the Company has net operating loss carryforwards of approximately $650,000 available to offset future taxable income and has established a valuation allowance equal to the tax benefit of the loss carryforwards as realization of the asset is not assured.

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

Stock-Based Compensation

The Company accounts for stock issued to employees, officers and directors in accordance with Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"),  SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Statement of Cash Flows

For the nine months ended September 30, 2008 and 2007, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this statement had no effect on the Company's financial statements.

NOTE 3- GOING CONCERN

IMHI has a working capital deficit of $9,378,773, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about IMHI’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if IMHI is unable to continue as a going concern.

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

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $500,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 14.50% at September 30, 2008, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2008 the balance outstanding under the recourse contracts was $179,832.   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

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

The notes are carried at full face value as they are in default.

Notes payable consisted of the following at September 30, 2008

Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2008 none of the principal was converted into common stock.	$405,300

Notes payable due to SovCap, unsecured bearing interest at 6% -8%	118,500

Notes payable due to SovCap, unsecured bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000

Note payable to Dorn & Associates. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000

Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500

Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250

Notes payable due to SovCap, unsecured	165,416

Notes payable, interest free, unsecured due on demand from a shareholder	23,500,

Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at 10.25%, through November 2012	340,926

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	43,048

Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	100,000

Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	797,501

$3,666,118
* Notes payables included in liabilities of discontinued operations	(208,419)
Notes payable including related parties	$3,457,699

NOTE 7 -  STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Preferred “A”	Preferred “C”	Additional Paid in Capital	Accumulated Deficit	Total
Integrated Media Holdings, Inc. prior to merger, December 31, 2007	$16,419	$3,810	$ -	$32,779,304	$(37,250,329)	$(4,450,795)
TeleChem International prior to merger, December 31, 2007	1,667				(5,690,441)	(5,688,774)
Reverse merger entries	(1,667)			(32,878,201)	32,879,868
February 21, 2008 issuance of Series “C” preferred shares			103	98,897	99,000
December 31, 2007 as adjusted	16,419	3,810	103	-	(10,060,901)	(10,040,569)
Loss for the period					(661,624)	(661,624)
Balance – September 30, 2008	$16,419	$3,810	$103	$-	$(10,722,525)	$(10,702,193)

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

Options and warrants

On January 19, 2008 IMHI issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds ten years.. No options or warrants were issued during 2007 or during the nine months ended September 30, 2008.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Cancelled/forfeited	(3,013,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,000	$0.10
Granted	1,250,000	$0.01
Cancelled/forfeited	(1,750,000)	-
Expired	-	-
Exercised	-	-
Outstanding at September 30 , 2008	8,452,000	$0.089

The following table summarizes information about outstanding warrants and options for common stock at September 30, 2008:

Range of Exercise			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01			1,250,000	5	0.01	0	0.01
$0.01	-	$0.05	421,362	5	0.03	0	0.70
0.09	-	0.10	1,673,512	6	0.08	0	0.10
0.10	-	0.60	4,870,781	7	9.34	0	0.37
0.60	-	0.42	236,345	7	1.19	0	1.19

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September  30, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 12 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the Arrayit technology; (iii) expectation that it will execute employment agreements with certain executive officers in the next fiscal quarter; (iv) anticipation that it will incur significantly capital expenditures to further its deployment of the Arrayit offerings; and (v) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the Arrayit operations in beginning in the third quarter of 2008.

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

Effective February 21, 2008, we completed the Plan and Agreement of Merger by and among us, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of the Company.  Consummation of the merger did not require a vote of our shareholders.  We issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary.  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of the parent company.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock.  Finally, in connection with the merger, we changed the address of our principal executive offices to 524 East Weddell Drive, Sunnyvale, CA 94089.  Simultaneously with the merger we transferred our wholly-owned subsidiary, Endavo to an individual.  As a result, the transaction will be accounted for as a reverse merger, where Telechem is the accounting acquirer resulting in a recapitalization of our equity.

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

Results of Operations

Comparison of Operating Results- Three Months Ended September 30, 2008 and 2007

Gross revenues for the three months ended September 30, 2008 and 2007 were $782,831 and $757,503, with Cost of Sales for the three months ended September 30, 2008 amounting to $559,913 and $491,499 resulting in Gross Profit for the three months ended September 30, 2008 and 2007 of $229,917 and $266,004 respectively.  Freed of the distraction of its Pediatrix law suit the Company was able to concentrate on sales in its Biomedical Segment.   Chemical sales were insignificant during the quarter.

The Company had a significant order backlog, in excess of $300,000 at September 30, 2008 which it was not able to fulfill until October 2008.  Had these orders shipped the company would have been profitable for the quarter.

Selling, General and Administrative expenses for the three months ended September 30, 2008 amounted to $379,377 which were virtually all incurred by TeleChem.   For the three months ended September 30, 2007 Selling, General and Administrative expenses amounted to $585,047.

Interest Expense for the three months ended September 30, 2008 and 2007 was $146,474 and $171,532 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a gain from the imbedded derivatives in our debt instruments of $23,476 during the three months ended September 30, 2008 and a gain of $181,080 during the three months ended September 30, 2007.

Legal expenses of $10,397 were incurred during the three months ended September 30, 2008 which were significantly less than the $1,802,679 incurred during the three months ended September 30, 2007.   The conclusion of the trial stage of the Pediatrix law suit during 2007 accounts for most of the reduction.

The three months ended September 30, 2007 include income from discontinued operations of $441,154 resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

Cash flows from operations approximated net income (loss) for the three months ended September 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

Comparison of Operating Results- Nine Months Ended September 30, 2008 and 2007

Gross revenues for the nine months ended September 30, 2008 and 2007 were $2,713,816 and $2,932,431, with Cost of Sales for the nine months ended September 30, 2008 amounting to $1,811,161 and $1,814,541 resulting in Gross Profit for the nine months ended September 30, 2008 and 2007 of $902,656 and $1,117,891  respectively.  Freed of the distraction of its Pediatrix law suit, particularly in the latter part of the nine months ended September 30, 2008  the Company was able to concentrate on sales in its Biomedical Segment.   Chemical sales were insignificant during the period.

Selling, General and Administrative expenses for the nine months ended September 30, 2008 amounted to $1,045,959 which were virtually all incurred by TeleChem.   For the nine months ended September 30, 2007 Selling, General and Administrative expenses amounted to $1,977,363.

Interest Expense for the nine months ended September 30, 2008 and 2007 was $435,496 and $509,832 respectively.  The reduction in 2008 resulted from the reduction in outstanding debt.

We incurred a loss from the imbedded derivatives in our debt instruments of $22,538 during the nine months ended September 30, 2008 and a gain of $543,240 during the nine months ended  September 30, 2007.

Legal expenses of $60,287 were incurred during the nine months ended September 30, 2008 which were significantly less than the $3,519,934 incurred during the nine months ended September 30, 2007.   The conclusion of the trial stage of the Pediatrix law suit during 2007 accounts for most of the reduction.

The nine months ended September 30, 2007 include income from discontinued operations of $1,323,461resulting from the Endavo, Bidchaser and WV Fiber subsidiaries.

Cash flows from operations approximated net income (loss) for the nine months ended September 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We are evaluating the impact that recently adopted accounting pronouncements discussed in the notes to the financial statements will have on our financial statements but do not believe their adoption will have a significant impact.

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

 If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of September 30, 2008 we had only $70,669 cash on hand . We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

Forward-Looking Statements
This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our ac

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks primarily related to changes in interest rates.  The Company does not undertake any specific actions to limit these exposures at this time.

ITEM 4.1.                      CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

Based on his review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Other than defaults on some of our notes payable, as more fully explained in note 4 to our financial statements, we are not in default on Senior Securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 None.

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

INTEGRATED MEDIA HOLDINGS, INC.

Dated: November 14, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: November 14, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: November 14, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Integrated Media Holdings, Inc.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

November 14, 2008

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Integrated Media Holdings, Inc.;

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
 November 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

 November 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

 November 14, 2008