Form 10-Q/A
period 2008-11-25
Integrated Media Holdings, Inc.
filed 2008-11-25
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

Integrated Media Holdings, Inc. (“IMHI”, the “Company,” “we,” “us,” or “our”) is filing this Form 10-Q/A (the “Amended Report”) to its Quarterly Report on Form 10-QSB for its quarterly period ended March 31, 2008, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2008  (the “Original Filing”) and amended previously on October 3, 2008 (the “Amended Filing”) for the purpose of including the following Certifications, which were mistakenly left out of the Amended Filing: and including the Amended and Restated Plan of Merger between Integrated Media Holdings, Inc. and Arrayit Corporation.

•	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a);

•	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/l5d-14(a);

•	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350;

•	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350; and

•	Amended and Restated Plan of Merger between Integrated Media Holdings, Inc. and Arrayit Corporation

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing or the Amended Filing. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.

Exhibits

2.01	Amended and Restated Plan of Merger between Integrated Media Holdings, Inc. and Arrayit Corporation*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/l5d-14(a)*

32.01	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350*

32.02	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C 1350*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: November 24, 2008	By: /s/ RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTEGRATED MEDIA HOLDINGS, INC.

Dated: November 24, 2008	By: /s/RENE’ A. SCHENA
Rene’ A. Schena, Chairman , Director, CEO & CFO (Principal Executive Officer and acting Principal Financial and Accounting Officer)

Dated: November 24, 2008	By: /s/ TODD J. MARTINSKY
Todd J. Martinsky, Director, Vice President & COO

Exhibit 2.01
Amended and Restated Plan of Merger between Integrated Media Holdings, Inc. and Arrayit Corporation

AMENDED AND RESTATED PLAN AND AGREEMENT OF MERGER

of

Integrated Media Holdings, Inc.

(A Delaware Corporation)

and

Arrayit Corporation

(A Nevada Corporation)

AMENDED AND RESTATED PLAN AND AGREEMENT OF MERGER entered into on April 08, 2008, by and between Integrated Holdings, Inc., a Delaware corporation (“Integrated Media”), and Arrayit Corporation, a Nevada corporation (“Arrayit”).

WHEREAS, Integrated Media is a business corporation of the State of Delaware whose registered agent is The Corporation Trust Company and its registered office therein is located at 1209 Orange Street, Wilmington, County of Newcastle, Delaware; and

WHEREAS, the total number of shares of stock which Integrated Media has authority to issue is 105,000,000, of which 100,000,000 are common stock, $.001 par value per share, and 5,000,000 are preferred stock, $.001 par value per share; and

WHEREAS, Arrayit is a business corporation of the State of Nevada whose registered agent is Inc. Plan of Nevada and its registered office therein is located at 613 Saddle Rider Court, Henderson, Nevada; and

WHEREAS, the total number of shares of stock which Arrayit has authority to issue is 500,000,000, of which 480,000,000 are common stock, $.001 par value per share, and 20,000,000 are preferred stock, $.001 par value per share; and

WHEREAS, the Delaware General Corporation Law Act permits a merger of a business corporation of the State of Delaware with and into a business corporation of another jurisdiction; and

WHEREAS, the Revised Statutes of the State of Nevada permit the merger of a business corporation of another jurisdiction with and into a business corporation of the State of Nevada; and

WHEREAS, Integrated Media and Arrayit and the respective Boards of Directors thereof declare it advisable and to the advantage, welfare, and best interests of said corporations and their respective stockholders to merge Integrated Media with and into Arrayit pursuant to the provisions of the Delaware General Corporation Law and pursuant to the provisions of the General Corporation Law of the State of Nevada upon the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the premises and of the mutual agreement of the parties hereto hereby determine and agree as follows.

ARTICLE I

MERGER

1.1. CONSTITUENT CORPORATIONS.  The name, address and jurisdiction of organization of each of the constituent corporations are set forth below.

A. Integrated Media, a corporation organized under and governed by the laws of the State of Delaware with a principal place of business at 524 East Weddell Drive, Sunnyvale, CA 94089 (the “terminating corporation”).

B. Arrayit, a corporation organized under and governed by the laws of the State of Nevada with a principal place of business at 12000 Westheimer Rd, Ste 340, Houston, Texas (the “surviving corporation”).

1.2. SURVIVING CORPORATION.  Arrayit shall be the surviving corporation.  The corporate name, Articles of Incorporation, bylaws, registered agent and registered office of Arrayit shall survive the merger without amendment or revision and be the Articles of Incorporation, bylaws, registered agent and registered office of the surviving corporation.

1.3. SURVIVING CORPORATE MATTERS.  The principal place of business, officers and directors, indemnification agreements with officers and directors, all binding agreements, the Amended and Restated 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan registered with the Securities and Exchange Commission on Form S-8 effective December 19, 2005, as well as creation and adoption of the Executive Committee, Compensation Committee, Audit Committee, Code of Business Ethics, and Governance Committee shall survive the merger without amendment or revision and be the indemnification agreements with officers and directors, other binding agreements, the Amended and Restated 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan, the Executive Committee, Compensation Committee, Audit Committee, Code of Business Ethics, and Governance Committee of the surviving corporation.

1.3. MERGER. On the Effective Date (as hereinafter set forth) and subject to the terms and conditions of this Agreement, the applicable provisions of the Delaware General Corporation Law (“Delaware Law”), and the applicable provisions of Title 7, Chapter 78 of the Nevada Revised Statutes (“Nevada Law”), Integrated Media is merged with and into Arrayit.  The separate existence of Integrated Media shall cease on and after the Effective Date.

ARTICLE II

EXCHANGE AND CONVERSION OF SHARES

2.1. CONVERSION OF CAPITAL STOCK.

A. On the Effective Date, each thirty (30) issued and outstanding shares of the common stock, $.001 par value per share, of Integrated Media shall be converted into the right to receive one (1) fully paid and non-assessable share of the common stock, $.001 par value per share, of Arrayit.

B. On the Effective Date, each issued and outstanding share of the preferred stock of any series or class of Integrated Media shall be converted into the right to receive one fully paid and non-assessable share of preferred stock, $.001 par value per share, of Arrayit with substantially identical rights and preferences.

2.2. FRACTIONAL SHARES. No fractional shares or script representing fractional shares shall be issued by Arrayit as a result of the merger. Each fractional share that would otherwise result from the merger shall be cancelled and returned to the authorized and unissued capital stock of Arrayit and the holder shall be paid cash in an amount equal to the market value of one full share.

2.3. CANCELLATION OF EXISTING SHARES.  On the Effective date, each share of the common stock, $.001 par value per share, of Arrayit outstanding immediately prior to the merger shall be cancelled and returned to the authorized and unissued capital stock of Arrayit.

ARTICLE III

ADDITIONAL COVENANTS AND AGREEMENTS

3.1. OUTSTANDING OPTIONS AND WARRANTS. Except to the extent otherwise provided in outstanding options, warrants, and other rights to purchase shares of the common stock, $.001 par value per share, of Integrated Media, each option, warrant or other right to purchase thirty (30) shares of the common stock, $.001 par value per share, of Integrated Media, shall be exercisable to purchase one (1) share of the common stock, $.001 par value per share, of Arrayit for an exercise price in the amount of 30 times the original exercise price on the remaining same terms and conditions.

3.2. SUBMISSION TO SERVICE IN DELAWARE. Arrayit agrees that it may be served with process in the State of Delaware in any proceeding for enforcement of any obligation of the Arrayit arising from this merger, including any suit or other proceeding to enforce the rights of any stockholders as determined in appraisal proceedings pursuant to the provisions of Section 262 of the Delaware General Corporation laws, and irrevocably appoints the Secretary of State of Delaware as its agent to accept services of process in any such suit or proceeding.

3.3. COOPERATION. The parties hereto agree that they will cause to be executed and filed and recorded any document or documents prescribed by Delaware Law or Nevada Law, and that they will cause to be performed all necessary acts within the State of Delaware and the State of Nevada and elsewhere to effectuate the merger herein provided for.

3.4. ADDITIONAL ASSURANCES. Integrated Media hereby appoints the officers and directors, each acting alone, as its true and lawful attorneys in fact to do any and all acts and things, and to make, execute, deliver, file, and record any and all instruments, papers, and documents which shall be or become necessary, proper, or convenient to carry out or put into effect any of the provisions of this Agreement or of the merger herein provided for.

ARTICLE IV

EFFECTIVE DATE

4.1. EFFECTIVE DATE. This merger shall be effective in the State of Delaware and the State of Nevada on the last to occur of the following (the “Effective Date”):

A. the approval of this Agreement by the stockholders of Integrated Media in accordance with Delaware Law; or

B. the date this Agreement, or a certificate of merger meeting the requirements of Delaware Law, is filed with the Secretary of State of the State of Delaware; or

C. the date this Agreement, or articles of merger meeting the requirements of Nevada Law, is filed with the Secretary of State of the State of Nevada

4.2. TERMINATION. Notwithstanding the full approval and adoption of this Agreement, the said Agreement may be terminated by either party at any time prior to the filing thereof with the Secretary of State of the State of Nevada.

4.3. AMENDMENT. Notwithstanding the full approval and adoption of this Agreement, this Agreement may be amended at any time and from time to time prior to the filing thereof with the Secretary of State of the State of Nevada except that, without the approval of the stockholders of Integrated Media and the stockholders of Arrayit, no such amendment may (a) change the rate of exchange for any shares of Integrated Media or the types or amounts of consideration that will be distributed to the holders of the shares of stock of Integrated Media; (b) change any term of the Articles of Incorporation of Arrayit; or (c) adversely affect any of the rights of the stockholders of Integrated Media or Arrayit.

ARTICLE V

MISCELLANEOUS

5.1. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which may have different signatures and be signed at different times. When all parties have signed at least one counterpart, each counterpart shall be deemed complete and shall constitute the same instrument.

5.2. ENTIRE AGREEMENT. This Agreement and the is intended by the parties to be the final expression of their agreement with respect to the matter set forth herein and is intended to contain all of the terms of such agreement without the need to refer to other documents. There are no other understandings, written or oral, among the parties with respect to the matter set forth herein.

5.3. AMENDMENT. This Agreement may not be amended except by a written instrument signed by the parties hereto.

IN WITNESS WHEREOF, this Agreement is hereby executed upon behalf of each of the parties thereto as of the 8th day of April, 2008.

INTEGRATED MEDIA HOLDINGS, INC. a Delaware corporation

By::	/s/ William L.Sklar
William L. Sklar, Chief Executive Officer & President

ARRAYIT CORPORATION a Nevada corporation

By::	Rene A. Schena
Rene’ A. Schena, Chairman & Chief Executive Officer

Exhibit 31.01
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of Integrated Media Holdings, Inc.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

November 24, 2008

Exhibit 31.02
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of Integrated Media Holdings, Inc.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

November 24, 2008

Exhibit 32.01
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q/A for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

November 24, 2008

Exhibit 32.02
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q/A for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

November 24, 2008