Form 10-K
period 2008-12-31
Integrated Media Holdings, Inc.
filed 2009-04-15
CIK 1084507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission file number: 001-16381

ARRAYIT CORPORATION
 (Exact name of small business issuer as specified in its charter)

NEVADA	76-0600966
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

524 East Weddell Drive, Sunnyvale, CA 94089
(Address of principal executive offices)

408-744-1331
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                           [ ]                                           Accelerated filer                                                      [ ]

Non-accelerated filer                                           [ ]                                           Smaller reporting company                                                      [X]
(Do not check if a smaller  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2008 were $4,063,149.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on March 20, 2009, was approximately $1,224,948.34

As of March 20, 2009, the issuer had 17,499,262 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

ARRAYIT CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
INDEX

Part I

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis or Plan of Operation

Item 8. Financial Statements and Supplementary Data	F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits, Financial Statement Schedules

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “TeleChem”, “Arrayit”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

Corporate History:

Integrated Media Holdings, Inc.(IMHI) is a Delaware corporation, on February 5, 2008, entered into a Plan and Agreement of Merger (the “Merger”) by and among , TeleChem International, Inc. (“TeleChem”), the majority shareholders of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of IMHI (“Merger Sub”).  IMHI, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties”.

Effective February 21, 2008, IMHI completed the Plan and Agreement of Merger by and among us, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of IMHI.  Consummation of the merger did not require a vote of our shareholders.  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary .  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of IMHI.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock.  Finally, in connection with the merger, we changed the address of our principal executive offices to 524 East Weddell Drive, Sunnyvale, CA 94089.  Simultaneously with the merger we transferred our wholly-owned subsidiary, Endavo to an individual.  As a result, the transaction will be accounted for as a reverse merger, where Telechem is the accounting acquirer resulting in a recapitalization of our equity.

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.

The reincorporation will be effected by the merger of IMHI, with and into its  wholly owned subsidiary, Arrayit.  Arrayit will be the surviving entity.

On the Effective Time, each of IMHI’s common stockholders will be entitled to receive one fully paid and non-assessable share of common stock or preferred stock of Arrayit for each share of our common stock or preferred stock, respectively, outstanding as of the Effective Time and (ii) IMHI will cease its corporate existence in the State of Delaware.  We anticipate that the shares of the Company will cease trading on the first trading date following the Effective Time and shares of Arrayit will begin trading in their place but under a new CUSIP number and trading symbol.

General Business Description, Operating History and Change in Control
THE COMPANY

Arrayit began as a division of TeleChem International in 1996 with the advent of Dr. Mark Schena’s use of microarrays as genetic research tools. Arrayit was able to generate a large customer base in a relatively short time frame by capitalizing on increased Internet access and Arrayit’s online business model.  Genetic research was advancing at a dramatic pace in the 1990s as more advanced tools became commercially available.   Microarray technology, including printing, detection and scanning instrumentation, was a timely addition to the geneticist’s repertoire of advanced tools, including automated sequencing, PCR, and expanded computing capability.   The sequencing of the genomes of various simple organisms and later, sequencing of the more complex genomes of humans, have led to yet another revolution in genetic discovery: gene function and variations with regard to disease states and diagnostics.   Microarray tools, having undergone FDA-validation in the 2000s, remain an important component of the new genomic industry upon which Arrayit will capitalize.

Arrayit Products and Services

In the late 1990’s, Arrayit focused on developing microarray slides, kits and reagents using an open platform strategy in order to establish a market niche.  In other words, Arrayit decided to make products that integrate with components from other vendors, enabling research laboratories to utilize microarray products from multiple vendors, in contrast to the closed platform format of the earliest competitors.  Research customers especially enjoy the flexibility and continue to buy Arrayit’s products.  Arrayit’s patented printing technology has become an industry standard for microarray manufacturing.   Arrayit’s revenues from the printing patent and its own family of printing instrumentation illustrate the Company’s success at meeting the unmet needs of the microarray industry.   Arrayit now sells both small-scale microarray robots (SpotBot®) and high throughput versions (NanoPrint). The SpotBot® and NanoPrint product lines have been further advanced to accommodate more stringent requirements in manufacturing protein microarrays.   As the industry grows, Arrayit is expanding its product line to include integrated platforms and pre-printed microarray slides with specific content.

Arrayit is now expanding its Microarray Services capabilities as well, in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing. With the investment proposed in this plan, Arrayit will create a variety of microarray based diagnostic tests using Arrayit’s patented Healthcare technology, the Variation Identification Platform (VIP), technology.  As microarrays move into clinical diagnostics and genetic screening applications, the Company also expects to earn license and royalty fees in these areas.

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications, protocols and pricing is available at http://Arrayit.com.

THE MICROARRAY INDUSTRY

The microarray industry is comprised of four areas:  basic research into the function of genes in plants and animals, research on the human genome, development of diagnostics for personalized medicine, and diagnostic screening tools for drug development programs that identify toxicity patterns in patient populations.

The basic research segment constitutes a significant portion of the industry that has grown dramatically since first introduced in the mid-nineties by Arrayit’s Dr. Mark Schena.  Arrayit currently sells the majority of its products to this segment of the industry.   The human genetic research segment constitutes the fastest growing segment, making up the current balance of Arrayit’s sales. However, the impact of diagnostics in personalized medicine is expected to be far greater than the above, because of its impact on the very costly healthcare industry.   Better patient outcome and lower healthcare cost to medical providers will provide opportunities in a vast number of disease states as the industry grows.   Diagnostic tests will become a part of every individual patient’s care plan across the costly spectrum of disease states, including cardiovascular, oncology, neurology, and other genetic diseases that affect large numbers of the population.

Competition within the Microarray Research and Development Industry

Arrayit competes with large and small, public and private companies. The industry has been historically dominated by Affymetrix which achieved strong market penetration by being the first public company to commercialize and promote microarray applications.  A more recent entry to the market, Illumina, has taken significant market share from Affymetrix.  However, both competitors face mid to long term scientific and technological challenges because they are limited by what they can deposit onto a microarray--DNA.  Arrayit’s patented printing technology can deposit any kind of molecule into a microarray, including DNA, proteins, antibodies, diagnostic elements and other compounds.  These next generation microarrays represent the largest growth opportunity in the industry.  Arrayit has a long-term advantage in its unique line of personal and high throughput microarray printers, highest sensitivity microarray scanners, top quality consumables, patented diagnostic methods, collaborative corporate culture, and competitive pricing.

The following companies compete with Arrayit in the research and development portion of the microarray market:

All price per share and market cap values calculated as of March 5, 2009.

Agilent Technologies, Inc., Santa Clara, California (A)
Price per share                                $12.54                      Market Cap                      $4.33B
Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries.  The microarray division is a small portion of their total business.  Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California (AFFX)
Price per share                                $1.93                      Market Cap                      $135.49M
Affymetrix provides consumables and systems for genetic analysis in life sciences.  Their process creates a microarray by means of photo lithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California (ILMN)
Price per share                                $32.00                      Market Cap                      $3.87B
Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets.  Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

Health Care Industry Segment

A 13 year combined effort of scientists around the world and the expenditure of over $2.7 billion led to the completion of the mapping of the entire human genome in 2003.  This project identified all 25,000 genes that are common to all humans.  This was the beginning of the study of these genes and the variations in the genes that produce unique human characteristics and how some of these variations lead to or identify disease.
Because each gene has the potential for numerous variations, the possible combinations number in the billions.  As daunting as the task was to map the human genome, the identification of all the variations of these genes and the implications to human health was even more overwhelming.  Dr. Mark Schena, the company president, has worked to develop the tools and methods to take on this task using microarray technology.  Now laboratories and research facilities around the globe use microarrays daily to isolate genetic variations that identify specific characteristics.  With the isolation of these variations, a whole new world of opportunities has been opened.

With the tools and reagents that were developed to create microarrays and analyze the results as a foundation, very specific diagnostic opportunities are emerging.  The pioneering diagnostic slides are processed for one patient at a time, and it is becoming obvious that it will be universally beneficial to test millions of people for a specific disease and determine if they have the disease undetected, or will develop that disease, or in order to identify what disease is associated with symptoms.  However, testing millions of patient samples, one at a time, would overwhelm the testing facilities and be cost prohibitive.

To solve this problem, Dr. Schena developed and patented a method to place up to 100,000 individual patient samples on a single microscope slide and have that slide immersed in a solution that contains the known markers for a specific disease, such as childhood hearing loss, Parkinson’s Disease, Alzheimer’s Disease, etc.  Should any one of those 100,000 patient samples contain the marker for the disease being tested it would produce a red spot, if no disease, a green spot.  This procedure also identifies carriers as yellow spots. Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient.  It is the only method available to the industry that can accomplish this.  Dr. Schena’s procedure is protected by the following patents:

USPatent 6,913,879
Australia 2002218740
Europe 1343911
Korea 10-0756015
New Zealand 523560
Singapore 94899
Taiwan I280282
Other worldwide patents pending.

THE ARRAYIT OPPORTUNITY FOR DIAGNOSTICS

With the completion of the human genome sequencing project, genetic research is increasing its focus on identifying the variations of the specific genes in the genome.  These variations are what define individual characteristics, including disease states or a statistical propensity for disease.  The implications are far-reaching and impact not only the research community, but also the individual patients and the medical providers.   Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve the patient’s quality of life and prognosis by delaying or preventing disease progression or even death.  Medical providers will incur major cost savings by avoiding costly late stage disease treatments.

Product and Services Categories

The Foundational Tools

While the upcoming diagnostic opportunities will be the pay back for years of research and development, they are only possible because of the development of the microarray equipment and consumables by Arrayit.

Patented Printing Technology

Arrayit manufactures the world’s most widely used microarray printing technology consisting of Professional, 946, Stealth and ChipMaker® pins and printheads. Arrayit’s patented printing technology allows the high-speed manufacture of DNA, protein, antibody, lipid, carbohydrate and many other types of microarrays for research and diagnostic applications including gene expression, genotyping, protein profiling and many more.

Instrumentation

Instrumentation including NanoPrint™ and SpotBot® provide for automated microarray printing.  NanoPrint™ allows high-end manufacturing, whereas SpotBot systems are the only personal microarrayers in the industry that enable affordable desktop use.

Other instruments include TrayMix Hybridization Stations, InnoScan laser scanners, SpotLight™ CCD fluorescence scanners, and SpotWare colorimetric scanners.  High speed centrifuges, air jets, vacuum products, laboratory tools and bioinformatics computers complete the instrumentation line which are all designed to facilitate the quality and speed of microarray research.

Consumables

Arrayit provides the microarray industry with variety of consumables, including substrates, reagents, solutions, kits and clean room supplies.

Arrayit Super Microarray Substrates have been adopted by major Life Science companies and are used industry wide.  They are polished atomically flat glass printing surfaces with proprietary coupling chemistry.

Arrayit buffers and solutions are optimized to increase the quality of microarray manufacturing, processing, and use.
Purification kits provide both a high yield and superior purity. Applications include: DNA microarrays, fluorescent probe purification, sequencing and others. Arrayit kits utilize proprietary binding membranes and purification chemistries for optimal performance.

Healthcare Platforms

Arrayit’s patented Healthcare technology, the Variation Identification Platform (VIP), allows diagnostic tests to be performed by depositing as many as 100,000 biological samples into a single microarray. VIP manufacturing and clean room technology platforms are also sold to customers who license the technology from Arrayit.  VIP platforms enable the manufacture of extremely high-quality microarrays with superior precision and accuracy. These microarrays containing 100,000 individual features allow the simultaneous genotyping of 100,000 different patients in a single test.

Advertising, Marketing and Sales

Paul K. Haje has led a successful advertising, sales and marketing program for Arrayit since 1999.  Arrayit is the most highly recognized independent brand name in the microarray industry. This was accomplished through visibility in major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and e-mail newsletters.  All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales.

The Arrayit.com web site, which regularly receives more than 1,500 unique visitors per day and 40,000 visitors per month and over 1 million hits per month, is considered by many to be the portal of the microarray industry.  As an additional enticement for researchers, Arrayit hosts an E-library providing a searchable reference database for all microarray publications.

The Company’s sales strategy has been successful by providing personalized sales and support.  The sales force is currently comprised of three persons.  The Company plans to hire additional experienced sales professionals with microarray, diagnostics and pharmaceutical contacts who will capitalize on the company’s powerful microarray technologies. The company anticipates a sales force of approximately ten within three years.

Strategic Distributorships

The Company utilizes 38 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 45% of the Company’s 2008 revenues.  These foreign receivables are insured through Euler Hermes ACI.

Facilities

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,000 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean-rooms, a substrate manufacturing cleanroom, preparation and packing facilities, and quality control and quality assurance work stations.

Regulatory Matters

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. In addition, we believe we are in compliance with all relevant environmental laws.

Employees
We presently has ten employees.

Comment Letters Issued by the SEC

During 2008 and 2009, the SEC has issued comment letters relating to its previously filed form 14C.  We are in the process of responding to these comment letters

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

We Will Need Additional Financing To Continue Our Business Plan

Current collaboration agreements present Arrayit with near term opportunities for substantial growth.  Capital is required to take advantage of these opportunities.

An immediate opportunity exists with OZ Systems of Arlington, Texas.  The government mandates hearing loss tests for all infants born in the USA.  OZ Systems has relationships and long-term contracts with hospitals worldwide to test for hearing loss.  They currently test over four million (4,000,000) infants per year for hearing loss.

Arrayit has fully developed, tested and validated a hearing loss screen using our patented VIP technology that can replace the existing OZ test, creating immediate revenue for Arrayit. The test is highly accurate and can be performed at a fraction of current cost, yet billable at current market prices, making this an equally attractive opportunity for OZ to transition its existing contracts to the new test.

An audiologist uses an auditory signal and behavioral monitoring of the child’s response to the sound for the current OZ hearing loss test.  The test is analyzed and results reported back to the attending physician, who informs the parents.  This test has fair accuracy and requires $1,500 of confirmatory testing if a determination of hearing loss is indicated.  The Arrayit hearing loss test is based on Arrayit’s patented VIP technology.  It can screen 100,000 children in a single test for fourteen (14) different forms of hearing loss, including a form of hearing loss that does not occur until the child reaches six years of age. The Arrayit test will require FDA approval prior to release.

Arrayit’s diagnostic test can be accomplished in a CLIA approved laboratory.  The DNA samples will be collected from the patients by the hospital, and forwarded to Arrayit’s CLIA approved laboratory. The tests will be conducted in volume on a single microarray using Arrayit’s patented VIP method.

The information derived from the test is not urgent; nor is the hearing loss condition life threatening.  This allows Arrayit time to conduct the tests in volume as the requirement to report to the attending physician is within three months of the sample collection. The test results will be reported electronically to OZ Systems which in-turn will advise the attending physician and counsel the parents as necessary.

The agreement proposes a 50/50 split of proceeds with Oz Systems.  All patient identity would be protected in the patient tracking technology software provided by Oz Systems.  Oz Systems would conduct all patient follow through and interface with the physicians.  The test would retail for around $80 and Arrayit’s out of pocket costs would be in the range of $2-3 per test.

Other mid to long term opportunities for Arrayit Diagnostic tests arise from collaborations with Stage One Diagnostics of Little Rock, Arkansas and BioSystems International of Paris, France.

Stage One is currently isolating antibodies related to ovarian cancer at their laboratory in Arkansas.  When that phase of the research is completed, Arrayit will print microarrays with these known antibodies.  That slide, when immersed in a solution of patient’s blood, would conclusively indicate whether that patient has ovarian cancer, even before any symptoms occur.  As the market moves toward preventative medicine, Arrayit believes a simple test conducted at the site of care would be a valuable and widely utilized screen for ovarian cancer.  This project is in the late stages of development.  Arrayit will have the marketing rights for the product and produce the kit for the healthcare providers.  How the proceeds will be shared is yet to be determined.

BioSystems International (BSI) is producing antibodies of blood plasma, taken from human sources, for which Arrayit is developing a microarray that potentially has the capability to identify predictors and biomarkers for such difficult to diagnose diseases as Parkinson’s disease and Alzheimer’s disease, among others.  Once these biomarkers are identified, a diagnostic slide could then be developed for broad use across the healthcare industry.  Arrayit will also benefit from licensing of these antibodies for such downstream applications.

Arrayit has begun collaboration with the Parkinson’s Institute to test known Parkinson’s Disease patients’ blood to identify biomarkers for Parkinson’s Disease from the human plasma proteome microarray marketed as PlasmaScan.  Arrayit is also working with Stanford University to test known Alzheimer’s patients’ blood to identify biomarkers for Alzheimer’s Disease using PlasmaScan.

The chart below outlines the cash required to expand the laboratory facilities at Arrayit and capitalize on these opportunities.

Manufacturing Set-up Expense for Diagnostic Tests

Diagnostic Test Opportunities Expense for Setup (thousands$)
Hearing loss Ovarian Cancer Parkinson’s Disease
Launch date	March 1, 2009	Jun 1, 2009	Sept 1, 2009
	$ ’000	$ ’000	$ ’000
Clean Room	200
New lab Equip	1,000
CLIA Certification	150
FDA Approval	50	50	50
Approval Time	6 months	6 months	6 months
Sales Team Dev	50	150	150
Kit Development	50	150	50
Totals	1,500	350	250

Because the equipment sales require up front monies to build the systems, additional cash will be required for this growth and for building the inventory of supplies in the range of $700,000.

We Have A Limited Operating History As A Public Company Upon Which You Can Assess Our Prospects And We Are Subject To The Risks Associated With Any New Public Company.

As a result of our short history of operations as a public company, there is little historical information regarding our operations upon which you can base your investment decision. In addition, we are subject to all of the business risks and uncertainties associated with any newly public business enterprise.   Additionally, our management has limited experience operating a public company.   As such, our Company may not be able to continue to meet its continued filing requirements and may be late in its periodic filings, which late filings may cause the Company to be delisted from the Over-The-Counter Bulletin Board.  If this were to happen, any investment in the Company could become devalued or worthless.

Our Growth Will Place Significant Strains On Our Resources.

The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources.  Furthermore, assuming the Company receives additional contracts, and obtains additional partners, it will be required to manage multiple relationships with other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts, partnerships and employees. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and continue its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

An Interruption In or Breach of Our Information Systems May Result In Lost Business and Increased Expenses.

We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could prevent us from conducting our business operations and/or if such failure resulted in the release of non-public and confidential information, could make us subject to litigation or actions for damages.

The Inability To Attract And Retain Qualified Employees Could Significantly Harm Our Business.

We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, it will harm our business, results of operations and financial condition.

There Are Risks That We Will Not Be Able To Implement Our Business Strategy.

Our financial position, liquidity, and results of operations depend on our management’s ability to execute our business strategy. Key factors such as technology advancement, government regulations, outcome of researches and access to capital market all play an important role in our execution of business strategy.

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There Is Currently Only A Limited Market For Our Common Stock, And The Market For Our Common Stock May Continue To Be Illiquid, Sporadic And Volatile.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	the number of shares in our public float;

(4)	increased competition;

(6)	conditions and trends in the market for automobiles and vehicle leasing.

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM 2. PROPERTIES

The Company has corporate headquarters and operates out of leased premises in Sunnyvale, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock now trades publicly on the OTC Bulletin Board under the symbol "ARYC". Previous to March 19, 2009, our common stock traded under the symbol "IMHI". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

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

QUARTER ENDED	HIGH	LOW

December 31, 2008	$1.50	$0.54
September 30, 2008	$4.47	$0.90
June 30, 2008	$3.00	$1.20
March 31, 2008	$4.50	$0.21

December 31, 2007	$0.60	$0.21
September 30, 2007	$3.30	$0.42
June 30, 2007	$4.50	$1.05
March 31, 2007	$11.70	$3.00

As of March 9, 2009, we had 17,499,262 shares of common stock issued and outstanding held by approximately xx  shareholders of record; 3,697,611shares of Series A Convertible Preferred Stock issued and outstanding and 103,143 shares of Series B Convertible Preferred Stock issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered common stock that occurred in 2008 has been previously reported in our public filings with the Securities and Exchange Commission and is described in detail in Management' Discussion and Analysis below.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances.  There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The following policies are those the Company believes to be the most sensitive to estimates and judgments.  The Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2009, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008, COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

For the year ended December 31, 2008, revenues were $4,063,149, compared to $3,821,490 for the year ended December 31, 2007, an increase of $241,659 or approximately 6% from the prior period.
The increase in revenues was principally due to the Company’s expansion into new markets during fiscal 2008, versus 2007.

Cost of sales decreased $19,795 or 1% to $2,643,974 for the year ended December 31, 2008, compared to $2,663,769 for the year ended December 31, 2007.

Gross profit increased $261,454 or 23% to $1,419,175 for the year ended December 31, 2008 compared to $1,157,721 for the year ended December 31, 2007.  Gross profit increased largely due to the  increase in total revenue which was offset by the decrease in total cost of revenues.

General and administrative expenses were $1,346,046 and $1,240,709, for the years ended December 31, 2008 and December 31, 2007, respectively, constituting an increase of $105,337 or approximately 9% from the prior period.  The increase in general and administrative expenses was due to mainly to expenses associated with the Company being a public company and the Company’s public company reporting obligations, including legal fees and accounting fees.

Other income and expense was a net other expense of $2,020,548 and net other income of $202,818 for the years ended December 31, 2008 and December 31, 2007, respectively.  Other expense for 2008 included interest expense of $721,408 and loss on derivatives $1,299,139   Other income and expense for the year ended December 31, 2007, included interest expense of $521,502 and gain on derivatives of $724,320.  The main reason for the $199,906 or 38% increase in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was due to debts assumed with the merger during 2008.

The Company had net loss of $2,029,692 for the year ended December 31, 2008, compared to net loss of $1,775,438 for the year ended December 31, 2007, a increase in net loss of $254,255 or 14% from the prior period.  The main reason for the increase in net loss was the loss on derivative liability during the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,155,079 and total liabilities of $13,555,760 as of December 31, 2008. We had total negative working capital of $11,097,357 as of December 31, 2008.

We had net cash provided by operating activities of $75,979 which is mainly due to loss on derivatives and increase in account payable and accrued liabilities.

We had $75,979 of net cash provided by financing activities for the year ended December 31, 2008, which included $ 185,329 of proceeds from note payable, offset by $109,350 of payments on notes payables.

We relied on our officers and directors or any of our shareholders to supplement our operations or provide us with financing.  If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007

ARRAYIT CORPORATION

INDEX TO FINANCIAL STATEMENTS

PAGE
Independent auditors’ report
Consolidated balance sheets
Consolidated statement of operations
Consolidated statement of changes in stockholders’ equity (deficit)
Consolidated statement of cash flows
Notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Arrayit Corporation.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrayit Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has suffered recurring losses and has working capital and stockholder deficits. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
April 15, 2009

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
	2008	2007
Current assets:
Cash	$0	$0
Accounts receivable, net	261,656	294,186
Inventory	484,368	309,246
Prepaid expenses	0	120000
Total current assets	746,024	723,432

Property and equipment, net	41,451	55,395
Assets of discontinued operations	247,945	247,945
Restricted cash	100,735	103,836
Deposits	18,924	18,924

Total assets	$1,155,079	$1,149,532

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,994,084	$4,796,835
Bank overdraft	9,110	29,495
Due to related parties	349,950	337,616
Accrued expenses	444,669	0
Customer deposits	62,798	29,580
Derivative liability	1,525,684	0
Notes payable, current portion including related parties	3,457,087	3,222,218
Total current liabilities	11,843,382	8,415,744

Notes payable, long term	248,412	327,340
Liabilities of discontinued operations	1,463,966	1,463,966
Total liabilities	13,555,760	10,207,050

Stockholders' deficit
Preferred "A"	3,698	3,810
Preferred "C"	103	103
Common stock	17,499	16,419
APIC	(4,701,848)	(3,387,409)
Accumulated deficit	(7,720,133)	(5,690,441)
Total stockholders' deficit	(12,400,681)	(9,057,518)

Total liabilities and stockholders' deficit	$1,155,079	$1,149,532

See accompanying notes to financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008	2007
Total revenues	$4,063,149	$3,821,490
Cost of sales	2,643,974	2,663,769
Gross margin	1,419,175	1,157,721
Selling, general, and administrative expense	1,346,046	1,240,709
Legal expense	82,274	1,895,268
Interest expense	721,408	521,502
Loss (gain) on derivative liability	1,299,139	-724,320
Net loss for the year	$(2,029,692)	$(1,775,438)

Net loss per common share -
basic and diluted	$(0.12)	$(0.11)

Weighted average shares - basic and diluted	17,499,262	16,419,252

See accompanying notes to the financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007

					Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2006	2,884,117	$2,884	-	-	16,368,710	$16,369	$ 31,832,986	$ (37,820,426)	$ (5,968,187)

Issuance of common stock for services					360,994	$ 361	$ 52,139		$ 52,500

Issuance for compensation							$ 784,615		$ 784,615

Issuance of common stock for unpaid rent					30,345	$ 30	$ 4,370		$ 4,400

Settlement of unpaid note interest	-	-	-	-	951,283	$ 951	$ 51,750	-	$ 52,701

Conversion of notes to common stock					1,439,438	$ 1,439	$ 48,560		$ 49,999

Surrender for cancellation of common stock on disposal of WV Fiber					(3,246,000)	$(3,246)	$ (486,900)		$ (490,146)

Common stock issued for cash					514,482	$ 514	$ 106,893		$ 107,407

Preferred sharess issued for services	112,651	$ 113					$ 208,687		$ 208,800

Re-acquisition of Series A Preferred on disposal of WV Fiber	(646,774)	$(647)					$ (930,708)		$ (931,355)

Re-issuance of Series A Preferred for acquisitions in 2006	1,460,268	$1,460					$ 1,106,912		$ 1,108,372

Issuance of Series C Preferred			103,143	$ 103			$ 98,897		$ 99,000

Eliminiate IMHI equity under reverse merger accounting							(36,265,610)	37,820,426	1,554,816

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	(5,690,441)	(5,690,441)

Balance, December 31, 2007	3,810,262	$3,810	103,143	$ 103	16,419,252	$16,419	$(3,387,409)	$(5,690,441)	$ (9,057,517)

Restate share capital	(112,651)	(113)			1,080,010	$1,080	$ (1,314,439)		$ (1,313,359)

Net Income for the year ended
December 31, 2008								$ (2,029,693)	$ (2,029,693)

Balance, December 31, 2008	3,697,611	$3,698	103,143	$ 103	17,499,262	$17,499	$ (4,701,848)	$ (7,720,134)	$ (12,400,569)

See accompanying notes to the financial statements

.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2008

		2008	2007
Cash flows from operating activities:
Net loss		-2,029,692	(1,775,438)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation		13,943	20,090
Gain (loss) on derivatives		1,299,139	(724,320)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable		32,529	13,850
Inventories		(175,122)	339,008
Prepaids		120,000	(117,920)
Restricted cash		3,102	(2,133)
Advances
Increase (decrease) in liabilities
Accounts payable & accrued liabilities		786,914	1,776,640
Due to related parties		12,333	206,709
Bank overdraft		(20,384)	29,495
Customer deposits		33,217
Net cash provided by (used in) for operating activities		75,979	(234,019)
Cash flows from investing activities:
Purchase of property and equipment		-	(3,833)
Proceeds from disposal of equipment
Net cash provided by (used in) for investing activities:			(3,833)

Cash flows from financing activities:
Proceeds from notes payable		109,350	201,444
Payments from notes payable		(185,329)	(20,519)
Net cash provided by (used in) financing activities		(75,979)	180,925
Net increase (decrease) in cash		0	(56,927)
Cash,	Beginning of year	-	56,927
Cash,	End of year	$ nil	$ nil
Supplemental cash flow information
Cash Paid for interest		$159,892	$453,738

See accompanying notes to the financial statements.

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As at December 31, 2008 and 2007

NOTE 1 – ORGANIZATION

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.  Arrayit has a December 31 year end.

Effective February 21, 2008, TeleChem International, Inc. (“TeleChem”) completed the Plan and Agreement of Merger between Integrated Media Holdings Inc. (“IMHI”), TeleChem, the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly-owned subsidiary of IMHI.  Consummation of the merger did not require a vote of the IMHI shareholders.  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary of the Company.  The former shareholders of TeleChem then owned approximately 99.51% of the outstanding interest and voting rights of the parent company.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding IMHI common stock.

NOTE 2- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Arrayit Corporation is a Nevada Corporation, formerly known as TeleChem International, Inc., that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

Arrayit has earned respect as a leader in the health care and life sciences industries with its proven expertise in three key areas:  the development and support of microarray tools and components, custom printing and analysis of microarrays for research, and the identification and development of diagnostic microarrays and tools for early detection of treatable disease states.

As a result, Arrayit has provided tools and services to thousands of the leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations, government agencies and biotechnology companies worldwide.

The Company’s patented tools and trade secrets provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information. The Company believes this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery, drug development and clinical research, allowing diseases to be detected earlier and permitting better choices of drugs for individual patients.

Arrayit’s principal office is in Sunnyvale, California. Arrayit presently has ten employees.

Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Investments in certificates of deposit with our bankers that contain prohibition on their redemption are treated as non-current assets and included in restricted cash.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Impairment of Long-Lived Assets

Arrayit reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. Arrayit evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Inventory

Inventories are stated at the lower of cost or market, cost determined on the basis of FIFO.

Revenue Recognition

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured.

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

Income Taxes

Prior to February 21, 2008, the financial statements of TeleChem did not include a provision for Income Taxes because the taxable income of Telechem was included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.

Upon completion of the February 21, 2008 transaction with IMHI as more fully described  in  Note  1, TeleChem ceased to be treated as an "S"  Corporation  for  Income  Tax  purposes.  Effective March 19, 2009, Arrayit Corporation became a Nevada C Corporation.

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

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  No common stock equivalents were outstanding during 2007.

Recent Accounting Prononcements

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in  Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R)  is required to be adopted concurrently with SFAS No. 160.These standards are  effective for fiscal years beginning after December 15, 2008 and will apply  prospectively to business combinations completed on or after that date.  Early adoption is prohibited. FAS 141(R) requires changes in accounting for  acquisitions and FAS 160 will change the accounting for minority interests.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently assessing the financial impact of SFAS 161 on its financial statements.

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The impact of this standard cannot be determined until the transactions occur.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted  Accounting Principles". FAS No. 162 identifies the sources of accounting  principles and the framework for selecting the principles to be used in the  preparation of financial statements of nongovernmental entities that are  presented in conformity with generally accepted accounting principles in the  United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted  Accounting  Principles". The adoption of this statement is not expected effect on the Company's financial statements.

NOTE 3- GOING CONCERN

At December 31, 2008 Arrayit has a working capital deficit of $11,097,358, a stockholders' deficit of $12,400,689, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if Arrayit is unable to continue as a going concern.

The ability of Arrayit to continue as a going concern is dependent on Arrayit generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance Arrayit will be successful in these efforts.

NOTE 4 – CASH AND RESTRICTED CASH

Cash on hand and bank overdrafts represent cash that may freely be used in the conduct of our business.

At December 31, 2008 and 2007, restricted cash was composed of a $100,000 Certificate of Deposit and accrued interest of $735 and $3,836, respectively, lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 10.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 6 below, receivable has been reduced by Accounts Receivable loans sold with recourse.

	2008	2007
Gross Accounts Receivable	$772,295	$581,449
Less:
Allowance for doubtful	(125,000)	(65,714)
Loan value of receivables sold with recourse (see note 6)	(385,639)	(221,549)
Total	$261,656	$294,186

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $500,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 11.50% at December 31, 2008, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2008, the balance outstanding under the recourse contracts was $385,639 net of a hold back reserve of $79,742 (2007 net - $ 230,498).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Fixed Assets – Cost	$303,870	$303,870
Less:
Accumulated Depreciation	(262,419)	(248,475)
Total	$41,451	$55,395

Depreciation expense totalled $13,944 and $20,090 respectively in fiscal 2008 and 2007.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILILITES

Accounts payable and accrued liabilities, consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$4,252,197	$4,242,153
Accrued liabilities	1,741,887	554,682
Total	$5,994,084	$4,796,835

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2008 and 2007 of $349,950 and $337,616 respectively are unsecured, non-interest bearing and due on demand.

	2008	2007
Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at a rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. During 2008 none of the principal was converted into common stock.	405,300	405,300
Notes payable due to SovCap, unsecured bearing interest at 6% -8%	118,500	118,500
Notes payable due to SovCap, unsecured bearing interest at 8% and due on February 22, 2007. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000	1,425,000
Note payable to Dorn & Associates. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	25,177	25,177
Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174	74,174
Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826	17,826
Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000	25,000
Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	44,500	44,500
Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250	60,250
Notes payable due to SovCap, unsecured	165,416	161,250
Notes payable, interest free, unsecured due on demand from a shareholder	23,500	0
Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at 10.25%, through November 2012	323,283	392,952
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,827	44,545
Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350	0
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	845,396	959,338
	3,705,499	3,753,812
* Notes payables included in liabilities of discontinued operations	(208,419)	(204,254)
Notes payable including related parties	3,497,080	3,549,558

Scheduled maturities of notes payable for years succeeding December 31, 2008 are as follows:

Year	Amount
2009	$74,871
2010	$80,084
2011	$85,660
2012	$82,699

NOTE 11 – SEGMENT REPORTING

Arrayit has two reportable segments:

Biotech - life sciences and disease diagnostics

Chemical - chemical trading

Inventory at December 31, 2008 and 2007, which consisted primarily of finished goods or finished parts requiring assembly, was comprised of:

	2008	2007
Biotech	$445,534	$256,237
Chemical	38,834	53,009
Total	$484,368	$309,246

Gross Profit for the years ended December 31, 2008 and 2007, was comprised of:

Sales		2008	2007
	Biotech	$3,721,751	$3,310,412
	Chemical	341,399	511,078
	Total Sales	4,063,149	3,821,490

Cost of Sales
	Biotech	2,079,375	2,185,948
	Chemical	564,599	477,821
	Total Cost of Sales	2,643,974	2,663,769

Gross Profit
	Biotech	1,642,375	1,124,464
	Chemical	(223,200)	33,257
	Total Gross Profit	$1,419,175	$1,157,721

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Pediatrix Screening, Inc., et al. V. TeleChem International, Inc.

The controversy at issue arose from a failed grant collaboration between Pediatrix and TeleChem, involving TeleChem’s proprietary microarray technology and subsequent agreement by the parties to commercialize this microarray technology through the formation of a joint corporation.  Pediatrix brought a lawsuit in the United States District Court for the Western District of Pennsylvania alleging multiple claims for breach of contract in connection with both the grant collaboration and Pre-Incorporation Agreement.  TeleChem counterclaimed alleging breach of the Pre-Incorporation Agreement, as well as fraudulent misrepresentation and trade secret misappropriation, inter alia, stemming from the failed grant collaboration and subsequent Pre-Incorporation Agreement.

On August 11, 2007, the jury returned a verdict finding that, while both parties were in breach of contract, Pediatrix also engaged in fraudulent misrepresentation and awarded TeleChem $500,000 in damages and $3,500,000 in punitive damages for the fraudulent misrepresentation claim and $1,000,000 in damages on the breach of contract claim.   The jury also awarded Pediatrix $1,085,000 in damages for Pediatrix’s breach of contract claim against TeleChem.

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

The appeal is currently pending before the U.S. Court of Appeals for the Third Circuit.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  December  31,  2008  are  as  follows:

YEAR  ENDING

2009                  150,024

2010                  150,024

2011                  150,024

2012                  137,522

                       $  587,594

Rent expense was approximately $134,838 for the year ended December 31, 2008 and
$169,988 for the year ended December 31, 2007.

Note 13-  Discontinued operations

On April11, 2007 IMHI disposed of our wholly-owned subsidiary, WV Fiber, LLC.  During the fourth quarter of 2007, IMHI approved a plan to dispose of its wholly- owned subsidiaries, Endavo and Bidchaser.

In conjunction with the discontinuance of operations,  IMHI recognized a loss of $3,142,419 in 2007 to record the impairment of goodwill The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” in the accompanying Balance Sheets at December 31, 2008 and 2007, and consist of the following:

	2008	2007
Assets of discontinued operations:
Cash	$99,996	$99,996
Accounts receivable	-
Prepaid expenses	-
Property and equipments	-
Other noncurrent assets	147,949	147,949
Total assets of discontinued operations	$247,945	$247,945

Liabilities of Discontinued operations
Accounts payable and accrued expenses	$1,463,965	$1,463,965

There is no activity in liabilities from the discontinued operation through December 31, 2008.  Some portion of the liabilities has been converted into equity during 2009 and disclosed as subsequent event in Note XXX.

Note 14 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2007, certain creditors converted $102,701 (2006 -$169,500) of loans and accrued interest into 2,390,731 shares of common stock (adjusted for reverse split) and  a subsidiary’s landlord converted $4,400 of unpaid rent into 30,345 shares of common stock.

No conversion of debt occurred during 2008.

Common Shares Issued for Service

During 2007, IMHI has issued 360,994 common shares and 112,651 Series A Preferred shares to consultants under consulting agreements . The associated expenses are $52,500 and $208,800 respectively.

Series A Convertible Preferred Stock

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

As of December 31, 2008, there are 3,810,262 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Options and warrants

On January 19, 2008 IMHI issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds ten years. Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Cancelled/forfeited	(3,013,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,000	$0.10
Granted	1,250,000	$0.01
Cancelled/forfeited	(8,952,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2008	1,250,000	$0.09

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2008:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	1,250,000	5	0.01	0	$0.01
$0.01 - $0.05	421,362	5	0.03	0	$0.70
$0.09 - $0.10	1,673,512	6	0.08	0	$0.10
$0.10 - $0.60	4,870,781	7	9.34	0	$0.37
$0.60 - $0.42	236,345	7	1.19	0	$1.19

Note 15 – Reverse Merger Accounting

On February 6, 2008, Integrated Media Holdings, Inc., a Delaware corporation (“IMHI” or the “Company”), filed a Current Report on Form 8-K (the “Original Filing”) announcing, among other things, the merger of TeleChem International, Inc. (“TeleChem”) a privately held Delaware corporation  (“TeleChem”) with and into a wholly-owned subsidiary of IMHI (the “Merger”), and that as a result TeleChem became a wholly owned subsidiary of IMHI.

    It is the intention of the parties for IMHI to divest itself of those operations designated as Discontinued Operations in IMHI's December 31, 2007 Form 10-KSB, upon completion of the merger.

For accounting purposes, this transaction was treated as an acquisition of IMHI and a recapitalization of TeleChem. TeleChem is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of IMHI are not carried over.

(a)Issue Preferred Shares for TeleChem's net assets and consultants fees
Issue Warrants for Consultants

Effective February 21, 2008, we completed the Plan and Agreement of Merger by and among us, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of the Company.  Consummation of the merger did not require a vote of our shareholders.  We issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary and also as compensation for services in connection with the acquisition..

 The former shareholders of TeleChem and the consultants now own approximately 98.51% of the outstanding interest and voting rights of the parent company.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock, with conversions in any quarter being limited to 25% of the original issued Series C preferred shares to the holder.

The value of the 3,143 Series C preferred shares issued to consultants, convertible at 350 to one common shares was determined by applying the close on the OTCBB of $0.09 to yield $99,000

  On January 19, 2008 IMHI issued 1,250,000 warrants to some IMHI noteholders, expiring on January 19, 2013 exercisable at $0.01, in connection with the Arrayit business combination.  At February 21, 2008 the market value of the IMHI shares was $0.09, yielding an expense of $100,000.

 (b) Elimination of IMHI’s Stockholders’ Equity.

In accordance with reverse acquisition accounting, the financial statements subsequent to the date of the transaction will be presented as a continuation of Arrayit and as a result the stockholders' equity of IMHI which is equal to the book value of net assets, has been eliminated as follows:

       Total Elimination

 IMHI additional paid in capital                      36,265,610
  IMHI accumulated deficit                           (37,820,426)
  Adjusted book value of IMHI net assets       (1,554,816)

  (f)Restatement of Share Capital Under Reverse Merger Accounting

In accounting for this reverse merger, the legal share capital is that of IMHI (the legal parent) and the value of the share capital is calculated as described above.

Upon completion of this transaction, Arrayit will have 17,499,262 of its $US 0.001 par value common share issued and outstanding and 3,697,611 of its $ 0.001 pare value Series A preferred shares issued and outstanding and nil of its $ 0.001 par value Series C preferred shares issued and outstanding.

In addition, Arrayit will have 1,250,000 warrants and options to purchase common shares after reflecting the cancellation of 1,750,000 common stock purchase warrants surrendered as consideration for the disposition of the former Endavo subsidiary of IMHI.

NOTE 16 – INCOME TAXES

At December 31, 2008, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $12 million including approximately $11.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2018.

Prior to merger, the financial statements of TeleChem did not include a provision for income taxes because the taxable income of Telechem was included in the income tax returns of the stockholders under Internal Revenue Service "S" Corporation elections. Upon completion of the merger, Telecom ceased to be treated as an “S” Corporation for income tax purposes income tax purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO  in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena	Chairman, Director and CEO	2007
Todd J Martinsky	Vice President and Director	2007
Mark Schena, Ph.D	President, Chief Technology Officer, Secretary and Treasury	2007
Paul Haje	Director of Advertising and Public Relations	2007

Ms. Schena holds a degree in Language Studies from the University of California Santa Cruz. She has 23 years experience in international business, including translation, contract documentation and commodities trading with a subsidiary of ConAgra from 1985 to 1988, and as a chemical import and distribution specialist, department manager, and later President of NuSource Chemical Corporation.

She founded TeleChem International, Inc. in 1993, continuing the import and export chemical distribution specialty, expanding into government bid business, and moving into the biotech sector in 1996.  TeleChem is a market leader in DNA microarray technology, providing tools and expertise for the explosive functional genomics and diagnostic screening markets.  In 2002 and again in 2003, TeleChem made Inc. Magazine’s list of the top 500 fastest growing privately held companies in the USA. In 2005, the Silicon Valley Business Journal recognized Ms Schena as the President of the 11 th  largest woman-owned business enterprise in the Silicon Valley.  Ms. Schena’s long-term contacts in the chemical industry, strong business background and management expertise are key contributions to TeleChem's infrastructure.

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

Dr. Schena is currently a Visiting Scholar and Consultant in the Arrayit® Life Sciences Division at TeleChem International, Inc.  Dr. Schena is also the Chairman of NGS-Arrayit, Inc and the Founder and President of Mark Schena Inc., an educational consulting company providing consulting services to a host of leading organizations such as Affymetrix,  AlphaGene, Arrayit, Biodot,  Cartesian Technologies, Clontech,  diaDexus,  General Scanning, Genomic Solutions,  GSI Lumonics,  Incyte Pharmaceuticals, Irell and Manella, Johnson & Johnson, Morrison & Foerster, Motorola, Packard Instruments, Perkins Coie, Roche, Synteni, Technology Mentors, TeleChem International, Wilson Sonsini, Goodrich & Rosati, and others.  Dr. Schena resides with Ms. Rene Schena, the Chairman & CEO of TeleChem International, Inc., in Los Altos, California.

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

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

Code of Ethics for the CEO and CFO

On Feb 21, 2008, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers.  The Board of Directors believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1324, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Rene A Schena	2008	$45,000	-	-	-	-	$45,000
Chairman, Director and CEO	2007	$22,500	-	-	-	-	$22,500

Todd J Martinsky	2008	-	-	-	-	$5,707	$5,707
Vice President and Director	2007		-	-	-	$1,900	$1,900

Mark Schena, Ph.D	2008		-	-	-	$250,000	$250,000
President, Chief Technology Officer, Secretary & Treasury	2007					$250,000	$250,000

William L. Sklar (3)	2008	-	-	-	-	$18,000	$18,000
CFO	2007	-	-	-	-	-	-

Paul Haje	2008	$96,845	-	-	-	-	$96,845
Director of Advertising and Public Relations	2007	$99,448	-	-	-	-	$99,448

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

	simplicity, clarity, and fairness to both the employee and the Company;
	preservation of Company resources, including available cash; and

	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rene Schena (1)	-	-	-	-	-
Mark Schena (1)	-	-	-	-	-
Todd Martinsky (1)	-	-	-	-	-
Bill Sklar (1)	-	-	-	-	-

(1) None of the Board members received any additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company, as provided above, and as such, they have not been included in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 24, 2009.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 82,079,504 shares of common stock outstanding as of March 24, 2009 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 24, 2009.

The following table sets forth a description of any substantial interest, direct or indirect of each person who has been a director or executive officer of the registrant at any time since the beginning of the last fiscal year.  The address of each person, unless otherwise noted, is 524 East Weddell Drive, Sunnyvale, California 94089. Additionally we have included information about persons more than 5% of the total voting rights.

	Common Stock		Series A Preferred Stock	Series C Preferred Stock	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena,	0		0	42,857	14,999,950	16.8%
Chief Executive Officer,
Chief Financial Officer and Director
Mark Schena, Director	0		0	14,286	5,000,100	5.6%
William L. Sklar, Director	19,996		98,807	0	968,539	1.1%
Todd Martinsky, Director	0		0	28,571	9,999,850	11.2%
Paul K. Haje	0		0	14,286	5,000,100	5.6%
Director of Advertising and Public Relations

Greater Than 5% Shareholders
WV Fiber, LLC (2)	4,055,448		0	0	4,055,448	4.6%
Mashrua Shipping & Transport Ltd. (3)	1,000,000		0	0	1,000,000	1.1%
WEM Equity Capital Investments, Ltd. (4)	71,946	(1)	355,505	0	3,484,797	3.9%
Briarpatch, Ltd. (5)	71,946	(1)	355,505	0	3,484,797	3.9%
Donald Sapaugh	44,003	(1)	217,432	0	2,131,352	2.4%
Hunter Carr	43,452	(1)	214,707	0	2,104,639	2.4%
First Sage Equity, Inc. (6)	50,137	(1)	247,739	0	2,428,430	2.7%
Phillip Johnson	41,781	(1)	206,449	0	2,023,691	2.3%
Jukka Tolonen	40,151	(1)	198,398	0	1,944,768	2.2%
Fairfield Financing, Inc. (7)	50,137	(1)	247,739	0	2,428,430	2.7%

All of the Officers and Directors as a Group (5 Persons)	19,996		98,807	100,000	35,968,539	40.40

(1)  Held under the terms of a custodian agreement that grants exclusive voting, dispositive and any other economic rights to the beneficial owners named in the agreements and provides that no beneficial owner is affiliated with any other beneficial owner and the beneficial owners are not acting and will not act as a group.
(2)  The Company is not aware of the individual with investment authority over the shares beneficially owned by WV Fiber, LLC, which entity is currently in Bankruptcy.
(3)  The Company is not aware of the individual with investment authority over the shares beneficially owned by Mashrua Shipping & Transport Ltd.
(4)  The natural person with dispositive authority over securities of the company is William E. McIlwain at the above address.
(5)  The natural person with dispositive authority over securities of the company is Brad Fleming at the above address.
(6)  The natural person with dispositive authority over securities of the company is Joe Wiley.
(7)  The natural person with dispositive authority over securities of the company is O. Preston Smith.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2008 and 2007 of $349,950 and $337,616 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $100,408 and $98,456, respectively.

Audit Related Fees
None.

Tax Fees
None for 2008 and $4,050 for  2007

All Other Fees
None for 2008 and $13,600 for 2007

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company

10.1(1)	Agreement and Plan of Reorganization among IMHI, Telechem, dated Feb 21, 2008 (without Exhibits).
14.1*	Code of Ethics dated Feb 21, 2008

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 * Filed herein.

(1) Filed as exhibits to the Company’s Form 8-K/A filed with the Commission on July 28, 2008, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Definitive Schedule 14C filing, filed with the Commission on xxxx, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on xxx, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrayit Corporation

DATED: April 15, 2009	By: /s/ Rene Schena
Rene Schena
Chariman, Director and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		April 15, 2009
Rene Schena	Chariman, Director and CEO

/s/ Todd Martinsky		April 15, 2009
Todd Martinsky	V.President and Director

/s/ Mark Schena		April 15, 2009
Mark Schena	President and Director