Form 10-Q
period 2009-05-20
Integrated Media Holdings, Inc.
filed 2009-05-20
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period to

Commission File No. 001-16381

ARRAYIT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	76-0600966
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

524 East Weddell Drive Sunnyvale, CA	94089
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (408) 744-1331

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
 20,211,762 common shares as of May 20, 2009.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2009

This report contains trademarks and trade names that are the property of Arrayit Corporation and its subsidiaries, and of other companies, as indicated.

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	As of March 31, 2009	As of December 31, 2008
Assets
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $105,000, respectively	17,780	261,656
Inventory	625,892	484,368
Prepaid expenses	-	-
Total current assets	643,672	746,024

Property and equipment, net	43,416	41,451
Assets of discontinued operations	-	247,945
Restricted cash	100,733	100,735
Deposits	18,924	18,924
Total assets	$806,745	$1,155,079

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,114,652	$5,994,084
Bank overdraft	45,739	9,110
Due to related parties	374,950	349,950
Accrued expenses	-	444,669
Customer deposits	70,603	62,798
Derivative liability	20,996,593	1,525,684
Notes payables, current portion including related parties	1,712,950	3, 457,087
Total current liabilities	28,315,487	11,843,382
Notes payable, long term	-	248,412
Liabilities of discontinued operations	-	1,463,966
Total liabilities	28,315,487	13,555,760

Stockholders' deficit
Preferred stock, Series “A” $0.001 par value; 5,000,000 shares authorized, 770,824 shares issued and outstanding	771	3,698
Preferred stock, Series “C” $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103	103
Common stock, $.001 par value, voting, 100,000,000 shares authorized, 20,211,762 shares issued and outstanding	20,212	17,499
Additional paid-in capital	625,092	(4,701,848)
Accumulated deficit	(28,154,920)	(7,720,133)
Total stockholders' deficit	(27,508,742)	(12,400,681)

Total liabilities and stockholders' deficit	$806,745	$1,155,079
See accompanying notes to condensed consolidated financial statements.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2009	2008
Total revenues	$999,795	$852,372
Cost of sales	754,382	762,842
Gross margin	245,413	89,530
Selling, general, and administrative expense	347,933	269,201
Profit (loss) from operations	(102,520)	(179,671)
Income from discontinued operations	-	-
Gain (loss) on derivative liability	(7,366,264)	111,109
Loss on extinguishment of debt	(12,834,898)	-
Legal expense	(12,447)	-
Interest (expense)	(118,657)	(132,812)
Net profit (loss)	$(20,434,786)	$(201,374)

Net profit (loss) per common share - basic and diluted	$(1.09)	$(0.01)

Weighted average shares - basic and diluted	18,704,818	16,284,210

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(20,434,786)
Adjustments to reconcile net income (loss ) to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	243,876
Inventory	(141,524)
Accounts payable	100,431
Accounts payable-related party	25,000
Customer deposits	7,806
Derivative liability	7,366,264
Loss on extinguishment of debt	12,834,898

CASH PROVIDED BY OPERATING ACTIVITIES	1,965

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,965)

CASH USED IN INVESTING ACTIVITIES	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES

CASH USED IN FINANCING ACTIVITIES	-

NET DECREASE IN CASH	-

CASH AT BEGINNING OF YEAR	-

CASH AT YEAR END	-

NON-CASH TRANSACTIONS
Cash paid for interest	$31,181

ARRAYIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit)) is a Nevada Corporation, formerly known as TeleChem International, Inc., that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in Form 10-K have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation
 The financial statements reflect the consolidated results of Arrayit Corporation and its and its wholly owned subsidiaries (enumerate holly owned entities). All material inter-company transactions have been eliminated in the consolidation.

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

Earnings (Loss) per Common Share
 The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for 2009 and 2008, respectively, since their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers and directors in accordance with Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ( "SFAS No. 123(R)" ),  SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Statements of Cash Flows

For the three months ended March 31, 2009, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to de-recognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The impact of this standard cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company adopted SFAS No. 161 as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 as of January 1, 2009. The Company has not been involved in a business combination since the date of adoption.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 as of January 1, 2009. The Company has not been involved in a business combination since the date of adoption.

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

NOTE 3- GOING CONCERN

Arrayit has a working capital deficit of $27,671,815,  a stockholders' deficit, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if Arrayit is unable to continue as a going concern.

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

Restricted cash is comprised of a $100,000 Certificate of Deposit plus accrued interest lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 8.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $500,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 10.25% at March 31, 2009, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2009 the balance outstanding under the recourse contracts was $415,429.   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	$25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000

Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250

Notes payable, interest free, unsecured due on demand from a shareholder	23,500

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at 10.25%, through November 2012	304,939

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	347,233

Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350

Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	725,501

Notes payable including related parties	$1,712,950

NOTE 7 -  DEBT MODIFICATION

In 2008, Cloud Capital entered into a formal custodial arrangement with 16 participants.  Cloud has no discretionary power and acts solely as custodian taking direction from each participant.  Each participant lodged a basket of securities with the custodian made up of common, convertible preferred and convertible debt at the time of the IMHI acquisition of TeleChem on February 21, 2008.

In January 2008,  the Company entered into an oral agreement with each of the participants whereby the participant agreed to a fixed number of shares for their "basket" of securities. However, On February 20, 2009 the participants became discouraged with the efforts of the company to complete the regulatory filings and requested that the original oral agreement be abrogated.  The Company then came to a new oral agreement with each of the participants that included the following:

(a)  All prior agreements are now null and void.

(b) The quantum of shares being made available to the 16 participants will be fixed at 12,478,357.

(c) The 18,695 common shares, held by the participants, are issued and outstanding and will be not be affected by the new oral agreement.

(d)  The 2,926,787 pre-split, (936,572 post-split) series A preferred shares will be surrendered for cancellation without compensation by each of the participants.

(e)  The debt of $1,993,450 and estimated penalty and interest of $1,555,750 for a total approximation of $3,549,200 will be converted into 12,478,357 common shares being a fixed number of common shares regardless of the interest and penalties that continue to accrue.

(f)  Due to the lack of sufficient authorized capital only 2,712,500 common shares were available for conversion on March 13, 2009 and March 16, 2009.

The  Company recorded derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and revalue the liability at the end of each interim period by recording gain/(loss) on derivative liability of $7,366,264.

The warrants for 1,250,000 shares of common stock were cancelled subsequent to the debt settlement. At the consummation of the debt settlement transaction, the Company recorded a loss on extinguishment of debt of $12,834,898.

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

	Shares	Common Stock Amount	Shares	Preferred A Amount	Shares	Preferred C Amount	Additional Paid in Capital	Retained Deficit	Total
Balance – December 31, 2008	17,499,262	$17,499	3,697,611	$3,698	103,143	$103	$(4,701,848)	$(7,720,134)	$(12,400,682)
Spin off certain assets and liabilities assumed with earlier mergers							1,216,021		1,216,021
Modification of convertible debt	2,712,500	2,713	(2,926,787)	(2,927)			4,110,919		4,110,705
Net loss for the period								(20,434,786)	(20,434,786)
Balance – March 31, 2009	20,211,762	$20,212	770,824	$771	103,143	$103	$625,092	$(28,154,920)	$(27,508,742)

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

Subsequent to the debt settlement described in Note 7 above, 2,926,787 shares of Preferred A have been surrendered to and cancelled by the Company.

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

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

NOTE 9 -COMMITMENTS AND CONTINGENCIES

Pediatrix Screening, Inc., et al. V. TeleChem International, Inc.

The controversy at issue arose from a failed grant collaboration between Pediatrix and TeleChem, involving TeleChem’s proprietary microarray technology and subsequent agreement by the parties to commercialize this microarray technology through the formation of a joint corporation.  Pediatrix brought a lawsuit in the United States District Court for the Western District of Pennsylvania alleging multiple claims for breach of contract in connection with both the grant collaboration and Pre-Incorporation Agreement.  TeleChem counterclaimed alleging breach of the Pre-Incorporation Agreement, as well as fraudulent misrepresentation and trade secret misappropriation,  inter alia , stemming from the failed grant collaboration and subsequent Pre-Incorporation Agreement.

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

Pediatrix’s Rule 59 motion to amend the judgment was denied by the District Court.  Pediatrix appealed the jury verdict on fraudulent misrepresentation and the $4,000,000 in damages awarded there under to the U.S. Court of Appeals for the Third Circuit.  Pediatrix has indicated that it will not pursue on appeal the breach of contract verdict and damage award against it.   TeleChem did not appeal any portion of the jury verdict.

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 24 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the Arrayit technology; (iii) anticipation that it will incur significantly capital expenditures to further its deployment of the Arrayit offerings; and (iv) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the Arrayit operations.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Company Overview

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

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications, protocols and pricing is available at http://Arrayit.com

 Arrayit’s principal office is in Sunnyvale, California. TeleChem presently has ten employees.

Corporate History

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

Recent Developments

On April 7, 2009, Arrayit Corporation announced a new research collaboration with The Parkinson's Institute of Sunnyvale, California to discover biomarkers for Parkinson's disease. This study involves the prospective collection of samples from well-characterized Parkinson's patients combined with Arrayit's new H25K microarray technology. The first experiments have enabled rapid and efficient sample preparation of specimens from Parkinson's disease patients, an important step in the discovery of molecular markers for Parkinson's disease.

On April 30, 2009, Arrayit Corporation announced that it is developing a microarray-based diagnostic test to detect the H1N1 swine flu virus.  The Arrayit test will allow researchers and clinicians to detect the presence of the virus in infected patients and livestock and to distinguish the threatening mutated strain from less harmful variants in humans and swine. The H1N1 kits will use Arrayit’s patented Variation Identification Platform (VIP) Technology. The H1N1 test kits will be sent to the Centers for Disease Control (CDC) for validation, then sold for emergency use by licensed clinics, laboratories and other health care organizations worldwide.

Market Conditions  in Our Industry

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

Critical Accounting Policies

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

Results of Operations

Comparison of Operating Results- Three Months Ended March 31, 2009 and 2008

Gross revenues for the three months ended March 31, 2009 and 2008 were $999,795  and $852,372 respectively. The increase in revenue  was the result of  the increase of sales to the  government.

The Cost of Sales for the three months ended March 31, 2009 amounting to $754,382 and  $762,842 respectively, resulting in gross profit for the three months ended March 31, 2009  and 2008  of $245,413 and $89,530 respectively. The cost of sales decreased because the company changed its freight carrier during the quarter which in turn leads to lower freight expenses.

Selling, general and administrative expenses for March 31, 2009 were $347,933 and $269,201 respectively. The increase was directly related to the expenses incurred for complying with the filing requirements for a public company; theses expenses include accounting fees, various public filing related fees  legal fees. Legal expenses of $12,447 were incurred during the three months ended March 31 2009 as compared with -$0-  for 2008.

Net loss from operations was $102,520 for the three months ended March 31, 2009 compared with a net loss of $179,671 for the three months ended March 31, 2008, resulting in a decreased loss of $77,151. The reduction is the result of increased sales and cost reduction in freight expenses.

 Interest Expense for the three months ended March 31, 2009 and 2008 were $118,657 and $132,812 respectively.  The reduction in 2009 resulted from the reduction in outstanding debt.

Loss from the imbedded derivatives in connection with our debt settlement was $7,366,264 during the three months ended March 31, 2009 and a gain of $111,109 during the three months ended March 31, 2008.

Loss on extinguishment of debt was $12,834,898 as a result of debt settlement by converting the previously issued convertible debts into equity. See Note 7 in section “Notes to Unaudited Condensed Consolidated Financial Statement).

Cash flows from operations approximated net income (loss) for the three months ended September 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing.

Liquidity and Capital Resources

Historial Cash Flows

   The following table summarizes our cash flows for the nine months ended March 31, 2009:

Three Months Ended March 31,
2008
Cash provided by operating activities	$1,965
Cash paid for capital expenditures	(1,965)

Increase (decrease) in cash and cash equivalents	$-

Source of Liquidity

 The Company’s source of liquidity include our current cash and cash equivalents and internally generated cash flows from operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Contractureal Obligation

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$304,939	$76,148
Operating Leases	509,525	167,918
	$814,464	$244,066

Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A – RISKS FACTORS

Not required for smaller reporting companies.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Other than defaults on some of our notes payable, as more fully explained in note 4 to our financial statements, we are not in default on Senior Securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS

31.1             Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1             Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrayit Corporation

Dated: May 20, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , Director and CFO

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
May 20, 2009

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
May 20, 2009

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
May 20, 2009

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
May 20, 2009