Form 10-Q/A
period 2009-05-20
Integrated Media Holdings, Inc.
filed 2009-05-22
CIK 1084507

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
 20,211,762 common shares as of May 22, 2009.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Arrayit Corporation (“Arrayit”, the “Company,” “we,” “us,” or “our”) is filing this Form 10-Q/A (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2009, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2009  (the “Original Filing”). This amendment is filed for the sole purpose of including the following:

•	Additional Statement of Cash Flows disclosures, and

•	Correction of certain period-end date errors and other typographical errors.

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

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,434,786)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	20,000
Loss on derivative liability	7,366,264
Loss on extinguishment of debt	12,834,898
Changes in operating assets and liabilities:
Accounts receivable	223,876
Inventory	(141,524)
Accounts payable	100,431
Accounts payable-related party	25,000
Customer deposits	7,806
CASH PROVIDED BY OPERATING ACTIVITIES	1,965

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,965)

CASH USED IN INVESTING ACTIVITIES	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES

CASH USED IN FINANCING ACTIVITIES	-

NET DECREASE IN CASH	-

CASH AT BEGINNING OF YEAR	-

CASH AT YEAR END	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$31,181

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

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

Arrayit Corporation

Dated: May 22, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , Director and CFO

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Amended Quarterly Report on Form 10-Q/A of Integrated Media Holdings, Inc.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
May 22, 2009

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Amended Quarterly Report on Form 10-Q/A of Integrated Media Holdings, Inc.;

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
May 22, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q/A for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
May 22, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Integrated Media Holdings,  Inc. (the “Company”) on Form 10-Q/A for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer
May 22, 2009