Form 10-K/A
Integrated Media Holdings, Inc.
filed 2009-06-04
CIK 1084507

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 3, 2009, was approximately $13,946,000

As of June 3, 2009, the issuer had 20,211,762 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

Arrayit Corporation. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2008, and was originally filed with the Commission on Form 10-K on April 15, 2009. The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations
-	Disposal of Discontinued Operations
-	Note 10 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

This First Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-K, which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment

(i)
to modify or update such disclosures except as required to reflect the effects of the revisions and restatements, other than to make reference to changes in note conversion terms in Note 10 to the financial statements and in the Management Discussion and Analysis,  or

(ii)
to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the revisions and restatements. No other information contained in our previously filed Form 10-K for the fiscal year ended December 31, 2008 has been updated or amended.

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

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications , protocols and pricing is available at  http://Arrayit.com ..

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

We presently have ten employees.

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

Restatement of Financial Statements

          This Amendment No. 1 on Form 10-K/A reflects a restatement of our consolidated financial statements for the year ended December 31, 2008, as discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K/A. The financial statements have been restated as a result of a comment letter received from the SEC and from management’s determination along with outside legal counsel that the Company had inadvertently not recorded the disposal of discontinued operations as part of the reverse merger., as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred.

          The restatement for these errors had no effect upon the Company’s net income, as originally reported for the fiscal year ended December 31, 2008. The restatement had no effect on our cash or net cash used in operations for the fiscal year ended December 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors.

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

DEBT OBLIGATIONS

The Company has $3,368,830 (2007 - $3,549,558) of debt.  Amounts incurred directly by Arraying amount to $1,320,856; of which $323,283 is being liquidated by monthly installments of $8,572 over a 60 month term; and $845,396 is due from the former TeleChem shareholders and their families, who have deferred repayment of their loans until the $323,283 has been paid in full.  To date the Company has been able to meet the servicing of the TeleChem debt from cash flow generated by operations.

As part of the ‘reverse merger” with Integrated Media Holdings, Inc., the ongoing Company took on the financial obligation for debt outstanding at the merger date.  The predecessor debt amounts to $2,047,974 at December 31, 2008, of which $1,830,300 is convertible into common shares.  The entire $2,047,974 is in default and is currently due.  The debt conversion terms are such that decrease in the market value of our shares will materially increase the number of shares issuable pursuant to the terms of the debt notes.  As the debt notes terms do not contain a floor on the conversion price, it is not possible to determine how many shares may ultimately be issuable under the terms of the notes payable. It is possible that the note holders, upon conversion could own a majority of the shares of the Company and it is further possible that the issuance of this unquantifiable number of our Company’s shares will have a negative impact on the market price of our shares.  While the terms of the Notes Payable limit the holdings of any one shareholder to 9.99%, there is no prohibition on that note holder from converting part of the debt, selling the resulting shares and then converting additional amounts of debt held.  This could place additional downward pressure on the market price of our shares.

On June 2, 2009 the market price of our shares was $0.69, resulting in a potential issuance of 37,873,458 post split, common shares had all the eligible debt been converted on that date.

However as more fully described in the section below, the Company has entered into Oral Agreements to mitigate the effects of the default, and to fix the number of shares to be issued, notwithstanding the terms of the notes payable.

The conversion of the debt, even after the limitation on the number of shares under the Oral Agreement,  will result in the issuance of an additional 12,478,357 shares, which will have a material, dilutive effect upon existing shareholders.  Such a large issuance of additional shares may also have a negative effect upon the price of our shares traded on the OTC bulletin board.  In addition the effect of the Oral Agreement described below, will result in a derivative, the recognition of which will materially impact the financial statements of the Company.

Oral Agreements

The predecessor debt is held by third parties who have lodged their holdings with Cloud Capital.   In 2008, Cloud Capital entered into a formal custodial arrangement with 16 participants.  Cloud has no discretionary power and acts solely as custodian taking direction from each participant.  Each participant lodged a basket of securities with the custodian made up of common, convertible preferred and convertible debt at the time of the IMHI acquisition of TeleChem on February 21, 2008.

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

General and administrative expenses were $1,346,046 and $1,240,709, for the years ended December 31, 2008 and December 31, 2007, respectively, constituting an increase of $105,337 or approximately 9% from the prior period.  The increase in general and administrative expenses was due to mainly to expenses associated with the Company being a public company and the Company’s public company reporting obligations, including consulting and accounting fees.

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

The Company had net loss of $2,029,693 for the year ended December 31, 2008, compared to net loss of $1,775,438 for the year ended December 31, 2007, a increase in net loss of $254,255 or 14% from the prior period.  The main reason for the increase in net loss was the loss on derivative liability during the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $907,133 and total liabilities of $11,755,125 as of December 31, 2008. We had total negative working capital of $10,760,689 as of December 31, 2008.

We had net cash provided by operating activities of $75,979 that is mainly due to loss on derivatives and increase in account payable and accrued liabilities.

We had $75,979 of net cash used by financing activities for the year ended December 31, 2008, which included $ 185,329 of proceeds from note payable, offset by $109,350 of payments on notes payables.

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

During the next twelve months the Company’s cash needs should in the opinion of Management not exceed $200,000.  It is the intention of management to raise funds from a private placement to meet the need for $200,000 of negative cash flow from operations and mandatory debt repayment.    Should the Company not be able to raise such funds, it will need to reduce expenses by laying off staff and curtailing development.

In the long term, the Company will need significant amounts of net cash to fund its research and development, to provide working capital and to repay its debt.   Failure to raise new capital will severely impact the Company’s ability to complete its business plan as more fully described above.

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

As disclosed in Note 17 to the financial statements, the Company restated its 2008 and 2007 financial statements to correcting accounting for debt obligations and discontinued operations.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
June 3, 2009

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
	2008	2007
Current assets:	(as restated)	(as restated)
Cash	$0	$0
Accounts receivable, net	261,656	294,186
Inventory	484,368	309,246
Prepaid expenses	0	120,000
Total current assets	746,024	723,432

Property and equipment, net	41,451	55,395
Assets of discontinued operations	0	247,945
Restricted cash	100,734	103,836
Deposits	18,924	18,924

Total assets	$907,133	$1,149,532

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,143,622	$4,801,956
Bank overdraft	9,110	29,495
Due to related parties	349,950	337,616
Accrued expenses	1,295,131	850,462
Customer deposits	62,798	29,580
Derivative liability	1,525,684	326,544
Notes payable, current portion including related parties	3,120,418	3,222,218
Total current liabilities	11,506,713	9,597,871

Notes payable, long term	248,412	327,340
Liabilities of discontinued operations	0	1,463,966
Total liabilities	11,755,125	11,389,177

Stockholders' deficit
Preferred "A"	3,697	3,810
Preferred "C"	103	103
Common stock	17,499	16,419
APIC	1,320,380
Accumulated deficit	(12,189,671)	(10,259,977)
Total stockholders' deficit	(10,847,992)	(10,239,645)

Total liabilities and stockholders' deficit	$907,133	$1,149,532

See accompanying notes to financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008
	(as restated)	2007
Total revenues	$4,063,149	$3,821,490
Cost of sales	2,643,974	2,663,769
Gross margin	1,419,175	1,157,721
Selling, general, and administrative expense	1,346,046	1,240,709
Legal expense	82,274	1,895,268
Interest expense	721,408	521,502
Loss (gain) on derivative liability	1,199,140	(724,320)
Net loss for the year	$(1,929,693)	$(1,775,438)

Net loss per common share -
basic and diluted	$(0.11)	$(0.11)

Weighted average shares - basic and diluted	17,499,262	16,419,252

See accompanying notes to the financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007

					Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity
							(as restated)	(as restated)	(as restated)
Balance, December 31, 2006	2,884,117	$2,884	-	-	16,368,710	$16,369	$ 31,832,986	$ (37,820,426)	$ (5,968,187)

Issuance of common stock for services					360,994	$ 361	$ 52,139		$ 52,500

Issuance for compensation							$ 784,615		$ 784,615

Issuance of common stock for unpaid rent					30,345	$ 30	$ 4,370		$ 4,400

Settlement of unpaid note interest	-	-	-	-	951,283	$ 951	$ 51,750	-	$ 52,701

Conversion of notes to common stock					1,439,438	$ 1,439	$ 48,560		$ 49,999

Surrender for cancellation of common stock on disposal of WV Fiber					(3,246,000)	$(3,246)	$ (486,900)		$ (490,146)

Common stock issued for cash					514,482	$ 515	$ 106,893		$ 107,408

Preferred shares issued for services	112,651	$ 113					$ 208,687		$ 208,800

Re-acquisition of Series A Preferred on disposal of WV Fiber	(646,774)	$(647)					$ (930,708)		$ (931,355)

Re-issuance of Series A Preferred for acquisitions in 2006	1,460,268	$1,460					$ 1,106,912		$ 1,108,372

Issuance of Series C Preferred			103,143	$ 103			$ 98,897		$ 99,000

Eliminate IMHI equity under reverse merger accounting							$ (32,878,201)	$ 29,335,887	$ (3,542,314)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	$ (1,775,438)	$ (1,775,438)

Balance, December 31, 2007	3,810,262	$ 3,810	103,143	$ 103	16,419,252	$ 16,419	-	$ (10,259,977)	$ (10,239,645)

Restate share capital	(112,651)	$ (113)			1,080,010	$ 1,080	$ (232,310)		$ (231,343)

Spin off of certain assets and liabilities assumed with earlier mergers							$ 1,552,690		$ 1, 552,690

Net Income for the year ended
December 31, 2008								$ (1,929,694)	$ (1,929,694)

Balance, December 31, 2008	3,697,611	$3,697	103,143	$ 103	17,499,262	$17,499	$ 1,320,380	$ (12,189,671)	$ (10,847,992)

See accompanying notes to the financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2008

		2008
		(as restated)	2007
Cash flows from operating activities:
Net loss		(1,929,693)	(1,775,438)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation		13,943	20,090
Gain (loss) on derivatives		1,199,140	(724,320)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable		32,529	13,850
Inventories		(175,122)	339,008
Prepaids		120,000	(117,920)
Restricted cash		3,101	(2,133)
Advances
Increase (decrease) in liabilities
Accounts payable & accrued liabilities		786,914	1,776,640
Due to related parties		12,333	206,709
Bank overdraft		(20,384)	29,495
Customer deposits		33,218
Net cash provided by (used in) for operating activities		75,979	(234,019)
Cash flows from investing activities:
Purchase of property and equipment		-	(3,833)
Net cash provided by (used in) for investing activities:			(3,833)

Cash flows from financing activities:
Proceeds from notes payable		109,350	201,444
Payments from notes payable		(185,329)	(20,519)
Net cash provided by (used in) financing activities		(75,979)	180,925
Net increase (decrease) in cash		0	(56,927)
Cash,	Beginning of year	-	56,927
Cash,	End of year	$ nil	$ nil
Supplemental cash flow information
Cash Paid for interest		$159,892	$453,738

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

NOTE 3- GOING CONCERN

At December 31, 2008 Arrayit has a working capital deficit of $10,700,689, a stockholders' deficit of $10,847,992, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if Arrayit is unable to continue as a going concern.

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

 NOTE 10 - DEBT

	2008		2007
Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 18%. The notes are unsecured and are due on demand. The notes are convertible at rates between 85% and 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. The notes were issued in six tranches between November 25, 2003 and August 24, 2004.  During 2008 none of the principal was converted into common stock.
	405,300	405,300
Notes payable due to SovCap, for proceeds received during the third quarter of 2006, payable on demand after 45 days from the issue date,unsecured bearing interest at 6% -8%	118,500	118,500
Notes payable due to SovCap, unsecured bearing interest at 8% and due on February 22, 2007, issued on February 22, 2005. . The notes are convertible at rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date.The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.	1,425,000	1,425,000
Note payable to Dorn & Associates, in conjunction with a 2005 funding. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	25,177	25,177
Convertible notes due to a former officer and shareholder of the Company, arising from a series pf advances during fiscal; 2003. These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174	74,174
Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	0	17,826
Promissory note payable to AlphaWest Capital Partners, LLC, a party related to a former President and Director, in exchange for the March 24, 2006 proceeds in the same amount, unsecured with interest rate at 12% and due on demand.	25,000	25,000
Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	0	44,500
Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	0	60,250
Notes payable due to SovCap, unsecured	0	161,250
Notes payable, interest free, unsecured due on demand from a shareholder	0	0
Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at 10.25%, through November 2012	323,283	392,952
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,827	44,545
Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350	0
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	845,396	959,338
	3,368,830	3,753,812
Notes payables included in liabilities of discontinued operations	0	(204,254)
Notes payable including related parties	3,368,830	3,549,558

Scheduled maturities of notes payable for years succeeding December 31, 2008 are as follows:

Year	Amount
2009	$74,871
2010	$80,084
2011	$85,660
2012	$82,699

Derivative Liabilities

Convertible Notes

From November 2003 to August 2004, the Company issued promissory notes in the aggregate principal amount of $405,300. These Promissory Notes carry an interest rate of 18% and was payable within ten (10) days from the demand by the holder, which demand may be made at any time after 120 days from the issuance of the Promissory Notes. Interest is payable in cash or shares of common stock.  The notes are convertible into our common shares at 75% of volume weighted average price for five (5) trading days prior to conversion date. As of December 31, 2008, the Company is in default of these Promissory Notes.

The Company evaluated the convertible debentures under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". The Company determined that the convertible debentures contained an embedded derivative for the conversion option. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.

This results in the Company being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS No. 133. As a result, the Company has determined that all existing outstanding convertible notes are also subject to EITF 00-19 and SFAS No. 133. The terms of those Notes and Promissory Notes were disclosed under Note 9.

The fair value of the derivative instruments – convertible debentures is estimated using the intrinsic values of the conversion feature of the debentures. The Promissory Notes are carried at full face value as they are in default.  In addition, the fair market value of the related derivative liabilities is recorded as of December 31, 2008 and 2007 to be $1,525,684 and $326,524, respectively. During the years ended December 31, 2008 and 2007, a $38,424 and $724,320 decrease in the fair value of the derivative instruments-convertible notes was recorded as unrealized loss on fair value of derivative instruments in the accompanying consolidated statement of operations.

Warrants

In January 2008, the Company issued warrants to purchase 1,250,000 shares of common stock.  The Company evaluated the convertible debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". The Company determined that the warrants qualified as free standing derivatives as the Company is unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS No. 133.

During the year ended December 31, 2008, a $1,337,564 increase in the fair value of the derivative instruments-warrants was recorded as unrealized loss on fair value of derivative instruments in the accompanying consolidated statement of operations.

The fair value of the derivative instruments – warrants is estimated using the Black-Scholes option pricing model with the following assumptions as of December 31, 2008:

Common stock issuable upon exercise of warrants	1,250,000
Estimated market value of common stock on measurement date(1)	$.01
Exercise price	$2.25
Risk free interest rate (2)	3.34%
Warrant lives in years	4.05
Expected volatility (3)	83.63%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

	2008	2007
Assets of discontinued operations:
Cash		$99,996
Accounts receivable	-
Prepaid expenses	-
Property and equipments	-
Other noncurrent assets		147,949
Total assets of discontinued operations		$247,945

Liabilities of Discontinued operations
Accounts payable and accrued expenses		$1,463,965

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

As of December 31, 2008, there are 3,697,611 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Options and warrants

On January 19, 2008 IMHI issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds ten years. Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	11,965,000	$0.09
Granted	-	-
Cancelled/forfeited	(3,013,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2007	8,952,000	$0.10
Granted	1,250,000	$0.01
Cancelled/forfeited	(8,952,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2008	1,250,000	$0.01

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2008:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	1,250,000	5	0.01	0	$0.01

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

(a) Issue Preferred Shares for TeleChem's net assets and consultants fees
Issue Warrants for Consultants

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

 (b) Elimination of IMHI’s Stockholders’ Equity.

In accordance with reverse acquisition accounting, the financial statements subsequent to the date of the transaction will be presented as a continuation of Arrayit and as a result the stockholders' equity of IMHI which is equal to the book value of net assets, has been eliminated as follows:

       Total Elimination

 IMHI additional paid in capital                      32,878,201
  IMHI accumulated deficit                           (29,335,887)
  Adjusted book value of IMHI net assets        3,542,314

  (f)Restatement of Share Capital Under Reverse Merger Accounting

In accounting for this reverse merger, the legal share capital is that of IMHI (the legal parent) and the value of the share capital is calculated as described above.

Upon completion of this transaction, Arrayit will have 17,499,262 of its $ 0.001 par value common share issued and outstanding and 3,697,611 of its $ 0.001 pare value Series A preferred shares issued and outstanding and nil of its $ 0.001 par value Series C preferred shares issued and outstanding.

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

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED FINANICAL STATEMENTS

Summary of Restatement Items

The condensed consolidated financial statements for the year ended December 31, 2008 and related disclosures in this Amendment No. 1 to the Annual Report on Form 10-K/A have been restated in accordance with the changes described below:

The Company Management together with outside legal counsel determined that the disposal of discontinued operations should have been reflected at December 31, 2008.

B

Balance sheet impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of December 31, 2008 and 2007 as compared to the balance sheets initially filed in the December 31, 2008 Form 10-K.

	December 31, 2008
	As initially reported	Adjustment		As restated

Current assets	$746,024	$-		$746,024
Property and equipment, net	41,451	-		41,451
Assets of discontinued operations	247,945	(247,945)	(a)	0
Restricted cash	100,734	-		100,734
Deposits	18,924	-		18,924
Total assets	1,155,079	(247,946)		907,133

Current liabilities:
Accounts payable and accrued liabilities	5,994,084	(850,462)	(b)	5,143,622
Bank overdraft	9,110	-		9,110
Due to related parties	349,950	-		349,950
Accrued expenses	444,669	850,462	(b)	1,295,131
Customer deposits	62,798	-		62,798
Derivative liability	1,525,684	-		1,525,684
Notes payable, current portion	3,457,087	(336,669)	(a)	3,120,418
Total current liabilities	11,843,382	(336,669)		11,506,713
Notes payable, long term	248,412	-		248,412
Liabilities of discontinued operations	1,463,966	(1,463,966)	(a)	0
Total liabilities	13,555,760	(1,800,635)		11,755,125

Stockholders’ deficit:
Preferred “A”	3,697	-		3,697
Preferred “B”	103	-		103
Common stock	17,499	-		17,499
Additional paid-in capital	(4,701,848)	6,022,228	(c)	1,320,380
Deficit accumulated	(7,720,133)	(4,469,538)	(c)	(12,189,671)
Total stockholders’ deficit	(12,400,681)	1,552,689		(10,847,992)

Total liabilities and stockholders’ deficit	$1,155,079	$(247,946)		$907,133

(a)	To record divestiture of assets and liabilities related to discontinued operations. .
(b)	To break out the portion of accrued interest that had been grouped with accounts payable and other accrued liabilities.
(c)	To reclassify equity accounts to properly record effects of divestiture.

	December 31, 2007
	As initially reported	Adjustment		As restated

Current assets	$723,432	$-		$723,432
Total assets	1,149,532	-		1,149,532

Current liabilities:
Accounts payable and accrued liabilities	4,796,835	5,121	(a)	4,801,956
Bank overdraft	29,495	-		29,495
Due to related parties	337,616	-		337,616
Accrued expenses	0	850,462	(a)	850,462
Customer deposits	29,580	-		29,580
Derivative liability	0	326,544	(a)	326,544
Notes payable, current portion including related parties	3,222,218	-		3,222,218
Total current liabilities	8,415,744	1,182,127		9,597,871
Notes payable, long term	327,340	-		327,340
Liabilities of discontinued operations	1,463,966	-		1,463,966
Total liabilities	10,207,050	1,182,127		11,389,177

Stockholders’ deficit:
Preferred “A”	3,810	-		3,810
Preferred “B”	103	-		103
Common stock	16,419	-		16,419
Additional paid-in capital	(3,387,409)	3,387,409	(a)	0
Deficit accumulated	(5,690,441)	(4,569,536)	(a)	(10,259,977)
Total stockholders’ deficit	(9,057,518)	(1,182,127)		(10,239,645)

Total liabilities and stockholders’ deficit	$1,149,532	$-		$1,149,532

(a)	To adjust balance sheet to for effects of reverse merger accounting.

Impact on Statements of Changes in Stockholders’ Equity

The impact of the above restatement on the Company’s consolidated statements of changes in stockholder’s equity, specifically on Additional Paid In Capital and Accumulated Deficit, for the years ended December 31, 2008 and 2007 is summarized below.

Additional Paid-In Capital:
	Years ended December 31, 2007 and 2008
	As initially reported	Adjustment		As restated
Balance, December 31, 2006	$31,832,986	$-		$31,832,986
Issuance of common stock for services	52,139	-		52,139
Issuance for compensation	784,615	-		784,615
Issuance of common stock for unpaid rent	4,370	-		4,370
Settlement of unpaid note interest	51,750	-		51,750
Conversion of notes to common stock	48,560	-		48,560
Surrender for cancellation of common stock on disposal of WV Fiber	(486,900)	-		(486,900)
Common stock issued for cash	106,893	-		106,893
Preferred shares issued for services	208,687	-		208,687
Re-acquisition of Series A Preferred on disposal of WV Fiber	(930,708)	-		(930,708)
Re-issuance of Series A Preferred for acquisitions in 2006	1,106,912	-		1,106,912
Issuance of Series C Preferred	98,897	-		98,897
Eliminate IMHI equity under reverse merger accounting	(36,265,610)	3,387,409	(a)	(32,878,201)
Balance, December 31, 2007	(3,387,409)	3,387,409		-
Restate share capital	(1,314,439)	1,082,129	(b)	(232,310)
Spin off of certain assets and liabilities assumed with earlier mergers	-	1,552,690	(c)	1,552,690
Balance, December 31, 2008	$(4,701,848)	6,022,228		$1,320,380

(a)	To correct the statements of changes in equity for the effects of reverse merger accounting.
(b)	To correct the restatement of IMHI’s in conjunction with the merger.
(c)	To record the divestiture of assets and liabilities related to discontinued operations that were included in the merger.

Accumulated Deficit:
	Years ended December 31, 2007 and 2008
	As initially reported	Adjustment		As restated
Balance, December 31, 2006	$(37,820,426)	$-		$(37,820,426)
Eliminate IMHI equity under reverse merger accounting	37,820,426	(8,484,539)	(a)	29,335,887
Net loss for the year ended December 31, 2007	(5,690,441)	3,915,003	(a)	(1,775,438)
Balance, December 31, 2007	(5,690,441)	(4,569,536)		(10,259,977)
Net loss for the year ended December 31, 2008	(2,029,693)	99,999		(1,929,694)
Balance, December 31, 2008	$(7,720,134)	(4,469,537)		$(12,289,671)

(a)	To correct the statements of changes in equity for the effects of reverse merger accounting.

Impact on Statements of Operations

The impact of the above restatement on the Company’s consolidated statement of operations for the year ended December 31, 2008 is summarized below.

	Year ended December 31, 2008
	As initially reported	Adjustment		As restated
Total revenues	$4,063,149	$-		$4,063,149
Cost of sales	2,643,974	-		2,643,974
Gross margin	1,419,175			1,419,175
Selling, general, and administrative expense	1,346,046	-		1,346,046
Legal expense	82,274			82,274
Interest expense	721,408	-		721,408
Loss (gain) on derivative liability	1,299,139	(99,999)	(a)	1,199,140
Net loss for the year	2,029,692	(99,999)		1,929,693

Net loss per common share - basic and diluted	$(0.12)	0.01	(a)	$(0.11)

Weighted average shares - basic and diluted	17,499,262	-		17,499,262

(a)	To correct arithmetic error.

Impact on Statements of Cash Flows

The impact of the above restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2008  is summarized below.

	Year ended December 31, 2008
	As initially reported		Adjustment		As restated
Cash flows from operating activities:
Net loss		$(2,029,692)	$99,999	(a)		$(1,929,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		13,943	-			13,943
Gain (loss) on derivatives		1,299,139	(99,999)	(a)		1,199,140
Changes in operating assets and liabilities:
(Increase) decrease in assets
Accounts receivable		32,529	-			32,529
Inventories		(175,122)	-			(175,122)
Prepaids		120,000	-			120,000
Restricted cash		3,101	-			3,101
Increase (decrease) in liabilities
Accounts payable & accrued liabilities		786,914	-			786,914
Due to related parties		12,333	-			12,333
Bank overdraft		(20,384)	-			(20,384)
Customer deposits		33,218	-			33,218
Net cash provided by (used in) for operating activities		75,979				75,979
Net cash provided by (used in) for investing activities		-	-			-
Net cash provided by (used in) financing activities		(75,979)	-			(75,979)
Net increase (decrease) in cash		0	-			0
Cash, Beginning of year
Cash, End of year	$	nil	-		$	nil

Supplemental cash flow information
Cash Paid for interest		$159,892	-			$159,892

(a)	To correct arithmetic error.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Lack of Effective Control over Financial Statement Disclosure.  We do not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena	Chairman, Director and CEO	2007
Todd J Martinsky	Vice President and Director	2007
Mark Schena, Ph.D	President, Chief Technology Officer, Secretary and Treasury	2007
Paul Haje	Director of Advertising and Public Relations	2007
William L. Sklar	Director	2007

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

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rene Schena (1)	-	-	-	-	-
Mark Schena (1)	-	-	-	-	-
Todd Martinsky (1)	-	-	-	-	-
William L. Sklar (1)	-	-	-	-	-

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

All Other Fees
None for 2008 and $13,600 for 2007

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company

10.1(1)	Agreement and Plan of Reorganization among IMHI, Telechem, dated Feb 21, 2008 (without Exhibits).
14.1*	Code of Ethics dated Feb 21, 2008

21.1	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.2	8% Senior Notes, filed as exhibit 41 to Form 8-K on February 25, 2005 on Commission number 001-16381-0642448

10.3*	SovCap Equity Partners, Ltd., Notes
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

Arrayit Corporation

DATED: June 3, 2009	By: /s/ Rene Schena
Rene Schena
Chariman, Director and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		June 3, 2009
Rene Schena	Chariman, Director and CEO

/s/ Todd Martinsky		June 3, 2009
Todd Martinsky	V. President and Director

/s/ Mark Schena		June 3, 2009
Mark Schena	President and Director

/s/ William L Sklar		June 3, 2009
William L. sklar	Director

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Arrayit Corporation;

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

June 3, 2009

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Arrayit Corporation;

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

June 3, 2009

Exhibit 32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

June 3, 2009

Exhibit 32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer

June 3, 2009

Integrated Media Holdings, Inc.

CODE OF BUSINESS ETHICS

1.0 INTRODUCTION

Integrated Media Holdings, Inc. and its subsidiaries ("Integrated Media", "we", or "our") are committed to conducting our business with uncompromising integrity and ethics. This Code of Business Ethics (this "Code") outlines the standards of business conduct in furtherance of this commitment. All of our directors, officers, employees and representatives, including all agents, consultants, and contractors, are expected to read and understand this Code, uphold these standards in day-to-day activities, and comply with all other applicable Integrated Media policies and procedures.

The principles described in this Code are general in nature and are intended to provide guidance in recognizing and resolving legal and ethical issues that may arise in conducting our business. Integrated Media may modify this Code at any time. This Code does not include all of our policies. Please consult our policies and procedures for more specific instruction. If you still have questions or remain uncertain about how to handle a particular matter, please contact the human resources personnel or General Counsel for further direction.

2.0 IMPORTANCE OF COMPLIANCE

Ethical business conduct is crucial to our reputation and success. Our reputation for integrity and ethics cannot be taken for granted. To maintain our reputation, it is your responsibility to respect and comply with this Code and the law, and to exercise good judgment in your decisions and actions.

Part of your job and ethical responsibility is to help enforce this Code. Violations or possible violations of law, this Code, or other Integrated Media policies and procedures should be reported to the human resources personnel, Counsel, the Chief Executive Officer or other appropriate Integrated Media management. We will promptly respond to your report of unlawful or unethical conduct, and if necessary, assign an independent party to investigate and make recommendations. You are expected to cooperate in any internal or external investigations of possible violations. Violations of law, this Code or other Integrated Media policies and procedures by Integrated Media employees can lead to disciplinary action, up to and including termination of employment.

We strictly prohibit retaliation against any person who in good faith reports a violation or a suspected violation of law, this Code or our other policies, or against any person who is assisting in any investigation or process with respect to such a violation. Any retaliation against an employee because the employee, in good faith, sought help or filed a report will result in disciplinary action, up to and including termination of employment.

3.0 RESPONSIBILITIES AS AN Integrated Media EMPLOYEE

3.1 Positive Work Environment

We endeavor to maintain a positive work environment for our employees. We strictly prohibit discrimination and harassment of any kind based on race, color, national origin, religion, gender, pregnancy, sexual orientation, disability, age, veteran status, or other factors that are unrelated to our business interests. Integrated Media expects you to exercise good judgment to ensure the safety and welfare of others in the workplace, and to foster a work environment emphasizing respect and teamwork. These standards do not only apply while working on our premises, but also when you are at offsite locations where our business is being conducted, at Integrated Media-sponsored business and social events, or at any other place where you are a representative of Integrated Media.

3.2 Avoiding Conflicts of Interest

While we respect the privacy of our employees in the conduct of their personal affairs, you should avoid any activity in which your personal interests may come into conflict, or appear to conflict, with our interests. The following are some examples of conflicts of interest:

3.2.1 Employment/Outside Employment.

As an employee of Integrated Media, you are expected to devote your best efforts, time, ability and attention to the business interests of Integrated Media. You are not to engage in any activity that interferes with your performance or responsibilities to Integrated Media or is otherwise in conflict with or prejudicial to Integrated Media. You must disclose to Integrated Media any interest that you have that may conflict with our business. For example, if you are employed by or are otherwise providing services on behalf of another company, it is a conflict of interest to market products in competition with our current or future products. Further, such separate employment may not conflict with your invention-rights or confidentiality obligations to Integrated Media.

3.2.2 Service on Outside Boards and Committees.

You cannot serve on a board of directors or trustees, or on a committee of any entity whose interests reasonably could be expected to conflict with those of Integrated Media. You must obtain prior written approval from the Chief Executive Officer before accepting any outside board or committee position. If approved, and you hold such a position, you must do so on your own time and must not hold yourself out as a representative of Integrated Media in connection with providing such services. Any compensation you receive should be commensurate to your responsibilities. Such approval may be conditioned upon the completion of specified actions. In the event that Integrated Media requests that you serve on a board to represent our interests, you will be paid as an employee and are not to receive any remuneration as a result of serving on such board. Notwithstanding the above, you are not required to seek permission to sit on a board for non-profit or charitable organizations where the likelihood of any conflict of interest is remote.

3.2.3 Business Interests.

If you are considering an investment in a customer, supplier or competitor of Integrated Media, and you are in a position to influence a decision relating to such customer, supplier or competitor, we urge you to first ensure that these investments do not compromise your responsibilities to Integrated Media. Many factors should be taken into account when determining whether a conflict exists, including the size and nature of the investment; your ability to influence our decisions; your access to our confidential information or of the other company; and the nature of the relationship between Integrated Media and the other company.

3.2.4 Family Members.

The actions of family members may give rise to conflicts of interest because they may influence your objectivity in making decisions on behalf of Integrated Media. As a general rule, you should avoid conducting our business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role. Relatives include spouse, sister, brother, daughter, son, mother, father, grandparents, aunts, uncles, nieces, nephews, cousins, step relationships and in-laws. Significant others include persons living in a spousal or familial fashion with an employee.

Integrated Media prohibits the employment of close relatives and significant others in positions or assignments where there is a direct or indirect reporting relationship or where an actual or appearance of a conflict of interest exists. Please refer to our Employment of Relatives policy for further guidance.

3.2.5 Other Situations.

Other conflicts of  may arise that have not been addressed above. If you have a doubt whether a proposed transaction or situation raises a conflict of interest, please contact the Human Resources Department or the Legal Department.

Integrated Media requires that you disclose any situation that could be expected to give rise to a conflict of interest. If you suspect that you have a conflict of interest, or something that others could reasonably perceive as a conflict of interest, you must report it immediately to the Human Resources Department or the Legal Department. While such situations are not automatically prohibited, they are not desirable and may only be waived by our Chief Financial Officer or Chief Executive Officer and with the concurrence of the General Counsel. Conflicts of interest of our Board of Directors, executive officers or other principal officers may only be waived by our Board of Directors and/or the appropriate committee of our Board of Directors and will be disclosed to the public as required by law.

3.3 Avoiding Exploitation of Corporate Opportunities for Personal Gain

Each of us has an obligation to put the interests of Integrated Media ahead of our personal interests and to advance our interests when the opportunity to do so arises. Accordingly, you may not exploit for your own personal gain business opportunities that are discovered through the use of corporate property, information or position if in conflict with our interests. For example, if you become aware of an opportunity to purchase equipment at below market rates through your employment with Integrated Media, you cannot seek to personally gain from such opportunity if such opportunity will conflict with our interests.

3.4 Gifts and Other Activities

Receiving and giving business gifts of nominal value is permissible where customary. Receiving cash or gifts of significant value is strictly prohibited. Customary business activities, including meals, transportation and celebratory events, are proper unless the value, cost, or frequency of the business activities are such that they could be interpreted as affecting an otherwise objective business decision. Gifts and other activities should never compromise, or appear to compromise, your ability to make objective and fair business decisions. Please refer to our Gift and Activity Policy for additional information.

Gifts given by Integrated Media to suppliers or customers should always be appropriate to the circumstances and should never be of a kind or nature that could create an appearance of impropriety. The nature and cost must always be accurately recorded in our books and records.

3.5 Protecting our Confidential Information and Intellectual Property

Our confidential information is a valuable asset and protecting it is the responsibility of all of us. our confidential information includes but is not limited to: data, know-how, trade secrets, designs, mask works, plans, drawings, specifications, algorithms, developmental or experimental work, test results, reports, pricing and financial information, product plans, product roadmaps, customer and supplier lists, marketing techniques and materials, organizational charts, and personnel information. This information is the property of Integrated Media and may be protected by patent, trademark, copyright, mask work, trade secret, and other laws. This obligation extends to confidential information of third parties, which we have rightfully received under Non-Disclosure Agreements. Please see Handling Confidential Information of Others set forth in Section 4.4 of this Code.

3.4.1 Employee Confidentiality and Invention Agreement.

When you joined Integrated Media, you signed an agreement to protect our confidential and proprietary information. This agreement remains in effect for as long as you work for Integrated Media and after you leave Integrated Media. Under this agreement, you may not disclose our confidential information to anyone or use it to benefit anyone other than Integrated Media unless compelled to do so by court order.

3.4.2 Disclosure of Company Confidential Information.

From time to time, we may disclose our confidential information to third parties to further our business. However, you should never make such disclosure without first carefully considering its potential benefits and risks. If you determine, in consultation with your manager and other appropriate Integrated Media management, that disclosure of confidential information is necessary, you must then contact the Legal Department to ensure that an appropriate written nondisclosure agreement is signed prior to any disclosure. We have standard nondisclosure agreements suitable for most disclosures.

3.4.3 Requests by Regulatory Authorities.

Integrated Media and its employees must cooperate with appropriate government inquiries and investigations. In this context, however, it is important to protect the legal rights of Integrated Media with respect to its confidential information. All government requests for information, documents or investigative interviews must be referred to our Chief Financial Officer or General Counsel. No information may be disclosed to regulatory authorities without the prior approval of the Chief Financial Officer or General Counsel.

3.4.4 Public Communications.

Integrated Media has established an External Communications Policy regarding who may communicate information to the press and the financial analyst community. All inquiries or calls from the press and financial analysts should be referred to the Chief Financial Officer. Integrated Media has designated certain individuals in the External Communications Policy who are authorized to act as a spokesperson on its behalf. These designees and other individuals designated by them from time to time are the only people who may communicate with the press or financial analysts on our behalf. Making statements, answering questions, or otherwise communicating with the press or financial analysts outside the narrow guidelines of our External Communications Policy is strictly prohibited.

3.6 Safeguarding our Assets

3.4.1 General. Safeguarding our assets is the responsibility of everyone. Each of us must use care to ensure that assets are not misappropriated, loaned to others, sold or donated, without appropriate authorization. You are also responsible for the proper use of our assets, and must safeguard such assets against loss, damage, misuse or theft. Our equipment and assets are to be used only for our business purposes. You may not use our assets for non-incidental personal use, nor allow other persons to use our assets.

3.4.2 Physical Access Control.

Integrated Media has and will continue to develop procedures covering physical access control to ensure privacy of communications, maintenance of the security of its communication equipment and to safeguard its assets from theft, misuse and destruction. You are personally responsible for complying with the level of access control that has been implemented in the facility where you work on a permanent or temporary basis. You must not defeat or cause to be defeated the purpose for which the access control was implemented.

3.4.3 Company Funds.

Every employee is personally responsible for all our funds over which he or she exercises control. Our agents, consultants and contractors should not be allowed to exercise control over our funds without the prior written approval of the Chief Executive Officer or the Chief Financial Officer. In all cases, our funds must be used only for our business purposes. Each of us must take reasonable steps to ensure that we receive good value for Company funds spent, and must maintain accurate and timely records of each and every expenditure.

3.4.4 Computers and Other Equipment.

Integrated Media provides you with the equipment necessary to efficiently and effectively perform your job. This equipment remains our property. It is your responsibility to take all reasonable actions to care and protect our equipment while it is in your possession. If you use our equipment at your home or off-site, you should take precautions to protect it from theft or damage. Please refer to our Teleworking Policy for additional information. Our equipment is for business purposes, and you may not use it for non-incidental personal use. Once you cease working for Integrated Media, you must immediately return all of our equipment.

3.4.5 Software.

Software is protected from unauthorized copying and use by federal and state law. All software used by employees on Integrated Media systems must be appropriately licensed. Unauthorized copying or use of software exposes Integrated Media and you to potential civil and criminal liability. Our Information Technology Department may inspect our computers periodically to verify that only licensed software has been installed. Any non-licensed software will be removed.

3.4.6 Electronic Communications Systems Security.

Integrated Media requires employees to utilize electronic communication systems in a legal, ethical and appropriate manner. Electronic communications systems within the organization, include but are not limited to computers, software, e-mail, connections to the Internet, intranet and extranet and any other public or private networks, voicemail, video conferencing, facsimiles and telephones. They also include all communications and records, files, software, and electronic communications or messages sent, received, or contained in such systems. Posting or discussing information concerning our products or business on the Internet without the prior written consent of our Chief Financial Officer or other designated officer is prohibited. Any other form of electronic communication provided by Integrated Media, that is used by employees currently or in the future, is also intended to be encompassed under this policy. It is not possible to identify every standard and rule applicable to the use of electronic communications devices. You are therefore encouraged to use sound judgment whenever using any feature of our communications systems. Please refer to our Electronic Communications Systems Security Policy for additional information.

You are not entitled to an expectation of privacy with respect to information transmitted over, received by or stored in any electronic communications system owned, leased or operated in whole or in part by or on behalf of Integrated Media. To the extent permitted by applicable law, Integrated Media retains the right to gain access to any information received by, transmitted by or stored in any such electronic communications system, by and through its employees, agents, contractors or representatives, at any time, either with or without an employee's or third party's knowledge, consent or approval.

3.7 Recording and Reporting Information

3.7.1 Accounting and Financial Reporting.

As a public company, we are required to report financial information accurately and completely, and have appropriate internal controls to ensure that accounting and financial reporting complies with the law. Accurate accounting records and compliance with Generally Accepted Accounting Principles are critical in providing full, fair, accurate and understandable information in filings with the Securities and Exchange Commission and disclosures we provide to the public. If you have responsibilities for, or are involved in these areas, you must comply with applicable laws and our policies. Violations of the laws associated with accounting and financing reporting can result in fines, penalties, and imprisonment, as well as damaging our reputation.

3.7.2 Accurate Books and Records.

Integrated Media fully and accurately records all transactions in its books and records in compliance with all applicable laws. Regardless of whether the reporting is required by law, false or misleading entries, unrecorded funds or assets, or payments without appropriate supporting documentation and approval are strictly prohibited. All documentation supporting a transaction should fully and accurately describe the nature of the transaction and be processed in a timely fashion. Employees are required to fill out and submit expense reports accurately and representing expenses actually incurred. Please refer to our Travel and Entertainment Policy for additional information.

3.8 Document Retention and Preservation

You are encouraged to maintain a clean and efficient workspace, and to discard unnecessary documents. Nonetheless, Integrated Media is required by various laws, rules and regulations to retain certain records and to follow specific guidelines in managing its records. Records include paper documents, CDs, computer hard disks, e-mail, floppy disks, microfiche, microfilm or all other media. Civil and criminal penalties for failure to comply can be severe for you and Integrated Media. Please consult with Document Control or the Legal Department if you are uncertain about your document retention obligations

Document destruction procedures will be suspended when necessary to preserve appropriate records under special circumstances, such as litigation or government investigations. Our Legal Department determines and identifies what types of Company records or documents are required to be placed under a legal hold. You must comply with this policy. Failure to comply with this policy may subject you to disciplinary action, and potentially to criminal prosecution.

Our Legal Department will notify you if a legal hold is placed on records for which you are responsible. Records that have been placed under a legal hold must not be destroyed, altered or otherwise modified. Our Legal Department will notify you when the legal hold has been removed. If you are unsure whether a document has been placed under a legal hold, you should preserve and protect that document while you check with our Legal Department.

3.9 No Improper Political Contributions

We encourage our employees to participate in the political process as individual citizens on their own time. However, business contributions to political campaigns are strictly regulated by federal, state, local and other laws, including laws that may exist in non-US countries. Our funds  must not be used for, or be contributed to, political campaigns or political practices under any circumstances without the prior written approval of our Chief Financial Officer and, if required, the Board of Directors.

4.0 OUR RESPONSIBILITIES TO OTHERS

4.1 Relationships with Customers

It is critical for all employees to remember that you represent Integrated Media to the people with whom you are dealing and that you act in a manner that creates value for our customers and helps to build a relationship based upon trust. Integrated Media and its employees have provided products and services for many years, and have built up significant goodwill and trust with our customers over that time. This goodwill and trust are among our most important assets, and our employees, agents, consultants and contractors must act to preserve and enhance our reputation.

4.2 Relationships with Suppliers

Our suppliers make significant contributions to our success. We strive to create an environment where our suppliers seek to work with Integrated Media. To this end, they must be confident that we will treat them lawfully and in an ethical manner. Our policy is to purchase supplies based on need, quality, service, price and terms and conditions. Our policy is to select significant suppliers or enter into significant supplier agreements through a competitive bid process where possible. Payments made for goods or services must be commensurate with the goods or services received. Under no circumstances should any Integrated Media employee, agent or contractor attempt to coerce suppliers in any way. The confidential information of a supplier is entitled to the same protection as that of any other third party and must not be received before an appropriate nondisclosure agreement has been signed.

4.3 Relationships with Competitors

In the normal course of business, it is not unusual to obtain information about other companies, including competitors. Indeed, we gather information about competitors from a variety of legitimate sources in an effort to analyze the relative strength of our products, services, marketing methods, and financial performance. There are, however, limits on how you should acquire and use information about competitors. You should not use any type of improper means to acquire a competitor's confidential information. Illegal methods such as stealing, wiretapping, and trespassing are clearly forbidden. Similarly, improper practices such as hiring a competitor's employees to acquire confidential information or improperly soliciting confidential information from a competitor's employees are prohibited. Please remember to exercise good judgment and discretion when utilizing information about other companies, including competitors.

4.4 Confidential Information of Others

We have many kinds of business relationships with many companies and individuals. During the course of these relationships, these companies and individuals may want to share confidential information with Integrated Media for a particular purpose. To avoid claims of misappropriation or misuse of the confidential information, it is important that a written agreement between the parties governing the use of the confidential information be signed before Integrated Media receives such information. We will then use and safeguard the confidential information in accordance with the terms of the written agreement. If you have any questions regarding the confidential information of others, you should immediately consult the Legal Department.

5.0 OUR RESPONSIBILITIES UNDER THE LAW

5.1 Compliance With All Applicable Laws and Regulations

Each of us must obey all applicable laws and regulations. Employees located outside of the United States must comply with laws, regulations, rules and regulatory orders of the United States, including the Foreign Corrupt Practices Act and the U.S. Export Control Act, in addition to applicable local laws. In conducting our business, you may encounter legal issues in the areas described below. You must be aware of potential violations and know when to seek advice from the Human Resources Department or the Legal Department on specific Company policies and procedures. Failure to comply with applicable laws may subject Integrated Media and the individuals involved to criminal or civil liability, as well as to discipline by Integrated Media.

5.2 Free and Fair Competition

Most countries have well-developed laws designed to protect consumers and competitors against unfair business practices and to promote and preserve competition. These laws are known as antitrust, competition, consumer protection or unfair competition laws. We are committed to obeying both the letter and spirit of these laws.

These laws often regulate our relationship with our distributors, resellers, dealers, competitors, and customers. Competition laws generally address the following areas: pricing practices (including price discrimination), discounting, terms of sale, credit terms, promotional allowances, secret rebates, exclusive dealerships or distributorships, product bundling, restrictions on carrying competing products, termination and many other practices. The following is a summary of actions that are clear violations of U.S. antitrust laws:

*
Price Fixing. We may not agree with our competitors to raise, lower or stabilize price or any element of price, including discounts and credit terms. In addition, we may not set the prices at which customers resell our products.

*	Limitation of Supply. We may not agree with our competitors to limit our production or restrict the supply of our services.

*	Allocation of Business. We may not agree with our competitors to divide or allocate markets, territories or customers.

*
Boycott. We may not agree with our competitors to refuse to sell or purchase products from third parties. In addition, we may not prevent a customer from purchasing or using non-Company products or services.

*	Tying. We may not require a customer to purchase a product that it does not want as a condition to the sale of a different product that the customer does wish to purchase.

    Antitrust laws also govern, usually quite strictly, relationships between Integrated Media and our competitors. As a general rule, contacts with competitors should be limited and should always avoid subjects such as prices or other terms and conditions of sale, customers and suppliers. Employees, agents or contractors of Integrated Media may not knowingly make false or misleading statements regarding our competitors or the products of our competitors, customers or suppliers.

No employee, agent or contractor shall enter into an agreement or understanding, written or oral, express or implied, with any competitor concerning prices, discounts, other terms or conditions of sale, profits or profit margins, costs, allocation of product or geographic markets, allocation of customers, limitations on production, supplier's terms and conditions, boycotts of customers or suppliers, bids or the intent to bid or even discuss or exchange information on these subjects. In some cases, legitimate joint ventures with competitors may permit exceptions to these rules, as may,  bona fide  purchases from or sales to competitors, but our Chief Executive Officer or Chief Financial Officer must review all such proposed ventures, purchases or sales in advance. These prohibitions are absolute and strict observance is required. Collusion among competitors is illegal, and the consequences of a violation are severe, including possible criminal prosecution.

Participating with competitors in a trade association or in a standards creation body is acceptable when the association has been properly established, has a legitimate purpose and has limited its activities to that purpose. However, you should not discuss pricing policy or other competitive terms, or other proprietary and confidential information.

Although the spirit of these laws may be straightforward, their application to particular situations can be quite complex. To ensure that we comply fully with these laws, each of us should have a basic knowledge of them and whenever doubt exists as to the legality of a particular action or arrangement, it is your responsibility to contact the Legal Department promptly for assistance, approval, and review.

5.3 Export Control Laws

A number of countries maintain controls on the destinations to which products or software may be exported. The United States maintains some of the strictest export controls against countries that the U.S. government considers unfriendly or as supporting international terrorism. The U.S. regulations are complex and apply both to exports from the United States and to exports of products from other countries, when those products contain U.S.-origin components or technology. In some circumstances, an oral presentation containing technical data made to foreign nationals in the United States may constitute a controlled export. To ensure compliance, all shipments of product, software and technology must be cleared through our Traffic and Customs Department. Additionally, we can provide guidance on which countries are prohibited destinations for our products or whether a proposed technical presentation to foreign nationals may require a U.S. government license.

5.4 Insider Trading Laws

In the normal course of business, officers, directors and employees, as well as agents, consultants and contractors of Integrated Media may come into possession of significant, sensitive information. You may not profit from it by buying or selling Integrated Media securities yourself, or by passing on the information to others, to enable them to profit or for them to profit on your behalf. You need to be aware of your legal responsibilities and understand that the misuse of such significant and sensitive information is contrary to our policy and securities laws.

"Insider trading" refers to the purchase or sale of a company stock or other securities while in possession of material, non-public information relating to that company. Information is "material" if a reasonable investor would consider it important in a decision to buy, hold or sell stock or other securities. Information is "non-public" if it has not been made generally available to the public by means of a press release or other means of widespread distribution. It is generally understood that insider trading includes the following: (i) trading by insiders while in possession of material, non-public information; (ii) trading by persons other than insiders while in the possession of material, non-public information where the information either was in breach of an insider's fiduciary duty to keep it confidential or was misappropriated; or (iii) communicating or tipping material, non-public information to others, including recommending the purchase or sale of a security while in possession of such information. Penalties for insider trading are quite substantial. For more details, you should review our Non-Public Information and the Prevention of Insider Trading Policy.

Integrated Media has adopted Pre-Clearance and Blackout policies for its officers and Board of Directors that further restricts when such officers and Directors may trade in Integrated Media securities. If you are unsure as to whether you can trade in our securities or have questions regarding our Non-Public Information and the Prevention of Insider Trading Policy, please contact our Chief Financial Officer or General Counsel.

5.5 Prohibition on Short Selling of Company Stock

No Integrated Media Board of Director, officer or other designated employee may, directly or indirectly, sell any equity security, including derivatives, of Integrated Media if he or she (1) does not own the security sold, or (2) if he or she owns the security, does not deliver it against such sale (a "short sale against the box") within twenty days thereafter, or does not within five days after such sale deposit it in the mail or other usual channel of transportation. No Integrated Media director, officer or other designated employee may engage in short sales. A short sale, as defined in this policy, means any transaction whereby one may benefit from a decline in our stock price. Transactions in put and call options for our securities constitute a short sale for the purposes of this paragraph and are therefore prohibited.

5.6 Foreign Corrupt Practices Act

Integrated Media requires full compliance with the Foreign Corrupt Practices Act of 1977 (FCPA) by all of its employees, agents, consultants and contractors. The FCPA prohibits Integrated Media, its directors, officers and employees, and agents, consultants and contractors from offering or giving money or any other item of value to win or retain business or to influence any act or decision of any governmental official, political party, candidate for political office or official of a public international organization. Violation of the FCPA can result in civil and criminal liability for Integrated Media, its directors, officers, ,employees, agents, consultants and contractors.

The use of our funds or assets for any unlawful or improper purpose is strictly prohibited. No payment shall be made to, or for the benefit of, government employees for the purpose of, or otherwise in connection with, the securing of sales to or obtaining favorable action by a government agency. Gifts of substantial value to, or lavish entertainment of, government employees are prohibited since they can be construed as attempts to influence government decisions in matters affecting our operation. Any entertaining of public officials or the furnishing of assistance in the form of transportation or other services should be of such nature that the official's integrity or reputation will not be compromised.

The offer, payment or promise to transfer company funds or the delivery of  anything of value to foreign officials, foreign political parties or officials or candidates of foreign political parties is strictly prohibited for the purpose of influencing any act or decision of any such person in his or her official capacity. Influence includes the decision to fail to perform his or her official functions or to use such persons or party's influence with a foreign government or instrumentality in order to affect or to influence any act or decision of such government or instrumentality in order to assist Integrated Media in obtaining or retaining business for or with, or directing business to any person or entity.

All of our employees, agents and contractors, whether located in the United States or abroad, are responsible for FCPA compliance and the procedures to ensure FCPA compliance. All managers and supervisory personnel are expected to monitor continued compliance with the FCPA to ensure compliance with the highest moral, ethical and professional standards of Integrated Media. Any employee who learns of or suspects a violation of this policy should promptly report the matter to General Counsel, the Chief Financial Officer or the Chief Executive Officer.

5.7 Environmental, Safety and Health Laws

We are firmly committed to the environment, safety, and health of our employees and the community. We will comply with all applicable health, safety and environmental laws and regulations. We emphasize individual involvement by each of us to ensure that Integrated Media is a safe and healthy workplace, and that we operate our business in an environmentally sound manner. If you become aware of any violation of environmental, safety, or health laws, you should immediately report it to the Human Resources Department or the Legal Department.

5.8 Governmental Laws and Regulations

It is our policy to comply fully with all applicable laws and regulations governing contact and dealings with government employees and public officials, and to adhere to high ethical, moral and legal standards of business conduct. It is also our policy to fully comply with all applicable laws and regulations that apply to government contracting.

6.0 WAIVERS OF OUR CODE

Waivers of this Code will be granted on a case-by-case basis and only in extraordinary circumstances. Any waiver of any provision of this Code for a member of our Board of Directors or an executive officer must be approved in writing by our Board of Directors and promptly disclosed to the public. Any waiver of any provision of this Code with respect to any other employee, agent or contractor must be approved in writing by our Chief Financial Officer or Chief Executive Officer.

7.0 ENFORCMENT OF OUR CODE

The subjects covered in this Code are of the utmost importance to Integrated Media, its stockholders and its business partners, and are essential to our ability to conduct business consistent with the highest standards of business ethics. Each of us must abide by these rules when conducting our business.

We are committed to ensuring that each of our directors, officers and employees, and agents, contractors and consultants adhere to this Code. We will take appropriate action against any person whose actions are found to violate these policies or any of our other policies. Disciplinary actions may include termination of employment or business relationship at our sole discretion. Where we have suffered a loss, and to the extent legally allowed, we may pursue our remedies against the individuals or entities responsible. Where laws have been violated, we will cooperate fully with the appropriate authorities.

ARRAYIT CORPORATION

A Nevada Corporation

Bylaws

ARTICLE I
Principal Executive Office

The principal office of the Corporation shall be located 524 East Weddell Drive, Sunnyvale, CA 94089.  The Board of Directors shall have the power and discretion to change from time to time the location of the principal office of the Corporation.

ARTICLE II
Stockholders

SECTION 1.                                Place of Meetings.  All annual and special meetings of stockholders shall be held at the principal executive office of the Corporation or at such other place within or without the State of Nevad as the board of directors may determine and as designated in the notice of such meeting.

SECTION 2.                                Annual Meeting.  A meetings of the stockholders of the Corporation for the election of directors and for the transaction of any other business of the Corporation shall be held annually at such date and time as the board of directors may determine.

SECTION 3.                                Special Meetings. Special meeting of the stockholders of the Corporation for any purpose or purposes may be called at any time by the board of directors of the Corporation, or by a committee of the board of directors which as been duly designated by the board of directors and whose powers and authorities, as provided in a resolution of the board of directors or in the By Laws of the Corporation, include the power and authority to call such meetings but such special meetings may not be called by another person or persons.

SECTION 4.                                Conduct of Meetings.  Annual and special meetings shall be conducted in accordance with these By Laws or as otherwise prescribed by the board of directors.  The chairman or the chief executive officer of the Corporation shall preside at such meetings.

SECTION 5.                                Notice of Meeting.  Written notice stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called shall be mailed by the secretary or the officer performing his duties, not less than ten days nor more than fifty days before the meeting to each stockholder of record entitled to vote at such meeting.  If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books or records of the Corporation as of the record date prescribed in Section 6, with postage thereon prepaid.  If a stockholder be present at a meeting, or in writing waive notice thereof before or after the meeting, notice of the meeting to such stockholder shall be unnecessary.  When any stockholders’ meeting, either annual or special, is adjourned for thirty days or more, notice of the adjourned meeting shall be given as in the case of an original meeting.  It shall not be necessary to give any notice of the time and place of any meeting adjourned for less than thirty days or of the business to be transacted at such adjourned meeting, other than an announcement at the meeting at which such adjournment is taken.

SECTION 6.                                Fixing of Record Date.  For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders, or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the board of directors shall fix in advance a date as the record date for any such determination of stockholders.  Such date in any case shall be not more than sixty days, and in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action, requiring such determination of stockholders, is to be taken.

When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

By Laws-Nevada(Classified Board)

SECTION 7.                                Voting Lists.                                The officer or agent having charge of the stock transfer books for shares of the Corporation shall make, at least ten days before each meeting of stockholders, a complete record of the stockholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each.  The record, for a period of ten days before such meeting, shall be kept on file at the principal executive office of the Corporation, whether within or outside the State of Texas, and shall be subject to inspection by any stockholder for any purpose germane to the meeting at any time during usual business hours.  Such record shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder for any purpose germane to the meeting during the whole time of the meeting.  The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such record or transfer books or to vote at any meeting of stockholders.

SECTION 15.                                Quorum.  One-fourth of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders.  If less than one-fourth of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice.  At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.  The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION 9.                                Proxies.  At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact.  Proxies solicited on behalf of the management shall be voted as directed by the stockholder or, in the absence of such direction, as determined by a majority of the board of directors.  No proxy shall be valid after eleven months from the date of its execution unless otherwise provided in the proxy.

SECTION 10.                                Voting.  At each election for directors every stockholder entitled to vote at such election shall be entitled to one vote for each share of stock held.  Unless otherwise provided by the Articles of Incorporation, by statute, or by these By Laws, a majority of those votes cast by stockholders at a lawful meeting shall be sufficient to pass on a transaction or matter, except in the election of directors, which election shall be determined by a plurality of the votes of the shares present in person or by proxy at the meeting and entitled to vote on the election of directors.

SECTION 11.                                Voting of Shares in the Name of Two or More Persons.  When ownership of stock stands in the name of two or more persons, in the absence of written directions to the Corporation to the contrary, at any meeting of the stockholders of the Corporation any one or more of such stockholders may cast, in person or by proxy, all votes to which such ownership is entitled.  In the event an attempt is made to cast conflicting votes, in person or by proxy, by the several persons in whose name shares of stock stand, the vote or votes to which these persons are entitled shall be cast as directed by a majority of those holding such stock and present in person or by proxy at such meeting, but no votes shall be cast for such stock if a majority cannot agree.

SECTION 12.                                Voting of Shares by Certain Holders.  Shares standing in the name of another corporation may be voted by any officer, agent or proxy as the By Laws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.  Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name.  Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.  Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in an appropriate order of the court or other public authority by which such receiver was appointed.

A stockholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee and thereafter the pledgee shall be entitled to vote the shares so transferred.

By Laws-Nevada(Classified Board)

Neither treasury shares of its own stock held by the Corporation, nor shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

SECTION 13.                                Inspectors of Election.  In advance of any meeting of stockholders, the chairman of the board or the board of directors may appoint any persons, other than nominees for office, as inspectors of election to act at such meeting or any adjournment thereof.  The number of inspectors shall be either one or three.  If the board of directors so appoints either one or three inspectors, that appointment shall not be altered at the meeting.  If inspectors of election are not so appointed, the chairman of the board may make such appointment at the meeting.  In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment in advance of the meeting or at the meeting by the chairman of the board or the president.

Unless otherwise prescribed by applicable law, the duties of such inspectors shall include: determining the number of shares of stock and the voting power of each share, the shares of stock represented at the  meeting, the existence of a quorum, the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with the right to vote; counting and tabulating all votes or consents; determining the result; and such acts as may be proper to conduct the election or vote with fairness to all stockholders.

SECTION 14.                                Nominating Committee.  The board of directors or a committee appointed by the board of directors shall act as nominating committee for selecting the management nominees for election as directors.  Except in the case of a nominee substituted as a result of the death or other incapacity of a management nominee, the nominating committee shall deliver written nominations to the secretary at least twenty days prior to the date of the annual meeting.  Provided such committee makes such nominations, no nominations for directors except those made by the nominating committee shall be voted upon at the annual meeting unless other nominations by stockholders are made in writing and delivered to the secretary of the Corporation in accordance with the provisions of the Corporation’s Articles of Incorporation.

SECTION 15.                                New Business.  Any new business to be taken up at the annual meeting shall be stated in writing and filed with the secretary of the Corporation in accordance with the provisions of the Corporation’s Articles of Incorporation.  This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees, but in connection with such reports no new business shall be acted upon at such annual meeting unless stated and filed as provided in the Corporation’s Articles of Incorporation.

ARTICLE III
Board of Directors

SECTION 1.                                General Powers.  The business and affairs of the Corporation shall be under the direction of its board of directors.  The chairman shall preside at all meetings of the board of directors.

SECTION 2.                                Number, Term and Election.  The number of directors of the Corporation shall be such number, not less than one nor more than 15 (exclusive of directors, if any, to be elected by holders of preferred stock of the Corporation), as shall be provided from time to time in a resolution adopted by the board of directors, provided that no decrease in the number of directors shall have the effect of shortening the term of any incumbent director, and provided further that no action shall be taken to decrease or increase the number of directors from time to time unless at least two-thirds of the directors then in office shall concur in said action.  Exclusive of directors, if any, elected by holders of preferred stock, vacancies in the board of directors of the Corporation, however caused, and newly created directorships shall be filled by a vote of two-thirds of the directors then in office, whether or not a quorum, and any director so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which the director has been chosen expires and when the director’s successor is elected and qualified.  The board of directors shall be classified in accordance with the provisions of Section 3 of this Article III.

By Laws-Nevada(Classified Board)

SECTION 3.                                Classified Board.  The board of directors of the Corporation (other than directors which may be elected by the holders of preferred stock), shall be divided into three classes of directors which shall be designated Class I, Class II and Class III.  The members of each class shall be elected for a term of three years and until their successors are elected and qualified.  Such classes shall be as nearly equal in number as the then total number of directors constituting the entire board of directors shall permit, exclusive of directors, if any, elected by holders of preferred stock, with the terms of office of all members of one class expiring each year.  Should the number of directors not be equally divisible by three, the excess director or directors shall be assigned to Classes I or II as follows: (1) if there shall be an excess of one directorship over the number equally divisible by three, such extra directorship shall be classified in Class I; and (2) if there be an excess of two directorships over a number equally divisible by three, one shall be classified in Class I and the other in Class II.  At the organizational meeting of the Corporation, directors of Class I shall be elected to hold office for a term expiring at the first annual meeting of stockholders, directors of Class II shall be elected to hold office for a term expiring at the second succeeding annual meeting of stockholders and directors of Class III shall be elected to hold office for a term expiring at the third succeeding annual meeting thereafter.  Thereafter, at each succeeding annual meeting, directors of each class shall be elected for three year terms.  Notwithstanding the foregoing, the director whose term shall expire at any annual meeting shall continue to serve until such time as his successor shall have been duly elected and shall have qualified unless his position on the board of directors shall have been abolished by action taken to reduce the size of the board of directors prior to said meeting.

Should the number of directors of the Corporation be reduced, the directorship(s) eliminated shall be allocated among classes as appropriate so that the number of directors in each class is as specified in the position(s) to be abolished.  Notwithstanding the foregoing, no decrease in the number of directors shall have the effect of shortening the term of any incumbent director.  Should the number of directors of the Corporation be increased, other than directors which may be elected by the holders of preferred stock, the additional directorships shall be allocated among classes as appropriate so that the number of directors in each class is as specified in the immediately preceding paragraph.

Whenever the holders of any one or more series of preferred stock of the Corporation shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the board of directors shall include said directors so elected and not be in addition to the number of directors fixed as provided in this Article III.  Notwithstanding the foregoing, and except as otherwise may be required By Law, whenever the holders of any one or more series of preferred stock of the Corporation elect one or more directors of the Corporation, the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of stockholders.

SECTION 4.                                Regular Meetings.  A regular meeting of the board of directors shall be held at such time and place as shall be determined by resolution of the board of directors without other notice than such resolution.

SECTION 5.                                Special Meetings.  Special meetings of the board of directors may be called by or at the request of the chairman, the chief executive officer or one-third of the directors.  The person calling the special meetings of the board of directors may fix any place as the place for holding any special meeting of the board of directors called by such persons.

Members of the board of the directors may participate in special meetings by means of telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other.  Such participation shall constitute presence in person.

SECTION 6.                                Notice.  Written notice of any special meeting shall be given to each director at least two days previous thereto delivered personally or by telegram or at least seven days previous thereto delivered by mail at the address at which the director is most likely to be reached.  Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid if mailed or when delivered to the telegraph company if sent by telegram.  Any director may waive notice of any meeting by a writing filed with the secretary.  The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the

By Laws-Nevada(Classified Board)

meeting is not lawfully called or convened.  Neither the business to be transacted at, nor the purpose of, any meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

SECTION 7.                                Quorum.  A majority of the number of directors fixed by Section 2 shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time.  Notice of any adjourned meeting shall be given in the same manner as prescribed by Section 5 of this Article III.

SECTION 15.                                Manner of Acting.  The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors, unless a greater number is prescribed by these By Laws, the Articles of Incorporation, or the Nevada Revised Statutes.

SECTION 9.                                Action Without a Meeting.  Any action required or permitted to be taken by the board of directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

SECTION 10.                                Resignation.  Any director may resign at any time by sending a written notice of such resignation to the home office of the Corporation addressed to the chairman.  Unless otherwise specified therein such resignation shall take effect upon receipt thereof by the chairman.

SECTION 11.                                Vacancies.  Any vacancy occurring on the board of directors shall be filled in accordance with the provisions of the Corporation’s Articles of Incorporation.  Any directorship to be filled by reason of an increase in the number of directors may be filled by the affirmative vote of two-thirds of the directors then in office or by election at an annual meeting or at a special meeting of the stockholders held for that purpose.  The term of such director shall be in accordance with the provisions of the Corporation’s Articles of Incorporation.

SECTION 12.                                Removal of Directors.  Any director or the entire board of directors may be removed only in accordance with the provisions of the Corporation’s Articles of Incorporation.

SECTION 13.                                Compensation.  Directors, as such, may receive compensation for service on the board of directors.  Members of either standing or special committees may be allowed such compensation as the board of directors may determine.

SECTION 14.                                Age Limitation.  No person 150 years or more of age shall be eligible for election, reelection, appointment or reappointment to the board of the Corporation.  No director shall serve as such beyond the annual meeting of the Corporation immediately following the director becoming 150 years of age.  This age limitation does not apply to an advisory director.

ARTICLE IV
Committees of the Board of Directors

The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, as they may determine to be necessary or appropriate for the conduct of the business of the Corporation, and may prescribe the duties, constitution and procedures thereof.  Each committee shall consist of one or more directors of the Corporation appointed by the chairman.  The chairman may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.

The chairman shall have power at any time to change the members of, to fill vacancies in, and to discharge any committee of the board.  Any member of any such committee may resign at any time by giving notice to the Corporation; provided, however, that notice to the board, the chairman of the board, the chief executive officer, the chairman of such committee, or the secretary shall be deemed to constitute notice to the Corporation.  Such resignation shall take effect upon receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, acceptance of such resignation shall not be necessary to make it effective.  Any member of any

By Laws-Nevada(Classified Board)

such committee may be removed at any time, either with or without cause, by the affirmative vote of a majority of the authorized number of directors at any meeting of the board called for that purpose.

ARTICLE V
Officers

SECTION 1.                                Positions.  The officers of the Corporation shall be a chairman, a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be elected by the board of directors.  The board of directors may designate one or more vice presidents as executive vice president or senior vice president.  The board of directors may also elect or authorize the appointment of such other officers as the business of the Corporation may require.  The officers shall have such authority and perform such duties as the board of directors may from time to time authorize or determine.  In the absence of action by the board of directors, the officers shall have such powers and duties as generally pertain to their respective offices.

SECTION 2.                                Election and Term of Office.  The officers of the Corporation shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of the stockholders.  If the election of officers is not held at such meeting, such election shall be held as soon thereafter as possible.  Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.  Election or appointment of an officer, employee or agent shall not of itself create contract rights.  The board of directors may authorize the Corporation to enter into an employment contract with any officer in accordance with state law; but no such contract shall impair the right of the board of directors to remove any officer at any time in accordance with Section 3 of this Article V.

SECTION 3.                                Removal.  Any officer may be removed by vote of two-thirds of the board of directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal, other than for cause, shall be without prejudice to the contract rights, if any, of the person so removed.

SECTION 4.                                Vacancies.  A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term.

SECTION 5.                                Remuneration.  The remuneration of the officers shall be fixed from time to time by the board of directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

SECTION 6.                                Age Limitation.  No person 150 or more years of age shall be eligible for election, reelection, appointment or reappointment as an officer of the Corporation.  No officer shall serve beyond the annual meeting of the Corporation immediately following the officer becoming 150 or more years of age.

ARTICLE VI
Contracts, Loans, Checks and Deposits

SECTION 1.                                Contracts.  To the extent permitted by applicable law, and except as otherwise prescribed by the Corporation’s Articles of Incorporation or these By Laws with respect to certificates for shares, the board of directors or the executive committee may authorize any officer, employee, or agent of the Corporation to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation.  Such authority may be general or confined to specific instances.

SECTION 2.                                Loans.  No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its name unless authorized by the board of directors.  Such authority may be general or confined to specific instances.

SECTION 3.                                Checks, Drafts, Etc.  All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by one or more officers,

By Laws-Nevada(Classified Board)

employees or agents of the Corporation in such manner, including in facsimile form, as shall from time to time be determined by resolution of the board of directors.

SECTION 4.                                Deposits.  All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in any of its duly authorized depositories as the board of directors may select.

ARTICLE VII
Certificates for Shares and Their Transfer

SECTION 1.                                Certificates for Shares.  The shares of the Corporation shall be represented by certificates signed by the chairman of the board of directors or the president or a vice president and by the treasurer or an assistant treasurer or the secretary or an assistant secretary of the Corporation, and may be sealed with the seal of the Corporation or a facsimile thereof.  Any or all of the signatures upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the Corporation itself or an employee of the Corporation.  If any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of its issue.

SECTION 2.                                Form of Share Certificates.  All certificates representing shares issued by the Corporation shall set forth upon the face or back that the Corporation will furnish to any stockholder upon request and without charge a full statement of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined, and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

Each certificate representing shares shall state upon the face thereof:  that the Corporation is organized under the laws of the State of Nevad; the name of the person to whom issued; the number and class of shares, the designation of the series, if any, which such certificate represents; the par value of each share represented by such certificate, or a statement that the shares are without par value.  Other matters in regard to the form of the certificates shall be determined by the board of directors.

SECTION 3.                                Payment for Shares.  No certificate shall be issued for any share until such share is fully paid.

SECTION 4.                                Form of Payment for Shares.  The consideration for the issuance of shares shall be paid in accordance with the provisions of the Corporation’s Articles of Incorporation.

SECTION 5.                                Transfer of Shares.  Transfer of shares of capital stock of the Corporation shall be made only on its stock transfer books.  Authority for such transfer shall be given only to the holder of record thereof or by his legal representative, who shall furnish proper evidence of such authority, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Corporation.  Such transfer shall be made only on surrender for cancellation of the certificate for such shares.  The person in whose name shares of capital stock stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

SECTION 6.                                Lost Certificates.  The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen, or destroyed.  When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen, or destroyed certificate, or his legal representative, to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen, or destroyed.

By Laws-Nevada(Classified Board)

ARTICLE VIII
Fiscal Year; Annual Audit

The fiscal year of the Corporation shall end on the last day of December of each year.  The Corporation shall be subject to an annual audit as of the end of its fiscal year by independent public accountants appointed by and responsible to the board of directors.

ARTICLE IX
Dividends

Dividends upon the stock of the Corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law.  Dividends may be paid in cash, in property or in the Corporation’s own stock.

ARTICLE X
Corporation Seal

The corporate seal of the Corporation shall be in such form as the board of directors shall prescribe.

ARTICLE XI
Amendments

In accordance with the Corporation’s Articles of Incorporation, these By Laws may be repealed, altered, amended or rescinded by the stockholders of the Corporation only by vote of not less than 75% of the voting power of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at a meeting of the stockholders called for that purpose (provided that notice of such proposed repeal, alteration, amendment or rescission is included in the notice of such meeting).  In addition, the board of directors may repeal, alter, amend or rescind these By Laws by vote of two-thirds of the board of directors at a legal meeting held in accordance with the provisions of these By Laws.

APPROVED AND ADOPTED this 15th day of April, 2009.

CERTIFICATE OF SECRETARY

I hereby certify that I am the Secretary of Arrayit Corporation and that the foregoing Bylaws, consisting of 15 pages, constitute the Bylaws of Arrayit Corporation as duly adopted by resolution of the sole director of Arrayit Corporation dated this 15th day of April, 2009.

IN WITNESS WHEREOF, I have hereunto subscribed my name this 15th day of April, 2009.

______________________
Mark Schena, Secretary

By Laws-Nevada(Classified Board)

AMENDED AND RESTATED ARTICLES OF INCORPORATION

OF

ARRAYIT CORPORATION

ARTICLE I

NAME

The name of the Corporation is Arrayit Corporation (hereinafter, the “Corporation).

ARTICLE II

REGISTERED OFFICE AND AGENT

The name of the Corporation's resident agent in the State of Nevada is Inc. Plan of Nevada, and the street address of the said resident agent where process may be served on the Corporation is 613 Saddle River Court, Henderson, Nevada 89015. The mailing address and the street address of the said resident agent are identical.

ARTICLE III

POWERS

The purpose for which the Corporation is organized is to transact all lawful business for which corporations may be incorporated pursuant to the laws of the State of Nevada. The Corporation shall have all the powers of a corporation organized under the General Corporation Law of the State of Nevada.

ARTICLE IV

TERM

The Corporation is to have perpetual existence.

ARTICLE V

CAPITAL STOCK

A.  Number and Designation.  The total number of shares of all classes that this Corporation shall have authority to issue shall be 105,000,000, of which 100,000,000 shall be shares of common stock, par value $0.001 per share (“Common Stock”), and 5,000,000 shall be shares of preferred stock, par value $0.001 per share (“Preferred Stock”).  The shares may be issued by the Corporation from time to time as approved by the board of directors of the Corporation without the approval of the stockholders except as otherwise provided in this Article V or the rules of a national securities exchange if applicable.  The consideration for subscriptions to, or the purchase of, the capital stock to be issued by a corporation shall be paid in such form and in such manner as the board of directors shall determine.  The board of directors may authorize capital stock to be issued for consideration consisting of cash, any tangible or intangible property or any benefit to the corporation, or any combination thereof.  In the absence of actual fraud in the transaction, the judgment of the directors as to the value of such consideration shall be conclusive.  The capital stock so issued shall be deemed to be fully paid and nonassessable stock upon receipt by the corporation of such consideration.  In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series (if any) of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

B.  Undesignated Common Stock.  Shares of Common Stock not at the time designated as shares of a particular series pursuant to this Article (V)(B) or any other provision of these Articles of Incorporation may be issued from time to time in one or more additional series or without any distinctive designation.  The board of directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series.  The board of directors shall determine the number of shares constituting each series of Common Stock and each series shall have a distinguishing designation.

C.  Common Stock.  Except as provided in these Articles or the designation of any series or class of capital stock, the holders of the Common Stock shall exclusively posses all voting power.  Subject to the provisions of these Articles, each holder of shares of Common Stock shall be entitled to one vote for each share held by such holders.

Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class or series of stock having preference over the Common Stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the Common Stock, then dividends may be paid on the Common Stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors of the Corporation.

In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class having  preference over the Common Stock in any such event, the full preferential amounts to which they are respectively entitled, the holders of the Common Stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to receive the remaining assets of the Corporation available for distribution, in cash or in kind.

Each share of Common Stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of Common Stock of the Corporation.

D.  Serial Preferred Stock.  Shares of Preferred Stock not at the time designated as shares of a particular series pursuant to this Article (V)(D) or any other provision of these Articles of Incorporation may be issued from time to time in one or more additional series.  The board of directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series.  The board of directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation.  Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.

E.  Series A Convertible Preferred Stock.  There shall be a series of Convertible Preferred Stock designated as “Series A Convertible Preferred Stock.”  Such series is referred to herein as the “Series A Preferred Stock.”

1.  Amount.  The number of shares constituting Series A Preferred Stock shall be 4,500,000.

2.  Stated Capital.  The amount to be represented in stated capital at all times for each share of Series A Convertible Preferred Stock shall be $.001.

3.  Rank.  All shares of Series A Convertible Preferred Stock shall rank prior to all of the Corporation’s Common Stock, par value $.001 per share (the “Common Stock”), now or hereafter issued, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

4.  Dividends.  No dividends shall be payable to the holder of shares of Series A Convertible Preferred Stock.

5.  Liquidation Preference.

(a) The liquidation value of shares of this Series, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, shall be $.001 per share.

(b) In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of this Series shall be entitled to receive the liquidation value of such shares held by them until the liquidation value of all shares of Series A Convertible Preferred Stock shall have been paid in full.  Upon payment in full of the liquidation value to which the holders of shares of the shares of Series A Convertible Preferred Stock are entitled, the holders of shares of this Series will not be entitled to any further participation in any distribution of assets by the Company.

(c) Neither a consolidation or merger of the Company with or into any other corporation, nor a merger of any other corporation with or into the Company, nor a sale or transfer of all or any part of the Company's assets for cash or securities or other property shall be considered a liquidation, dissolution or winding-up of the Company within the meaning of this Paragraph 5.

6.  Voting Rights.  Except as otherwise required by law, each share of outstanding Series A Convertible Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to the number (including any fraction) of shares of Common Stock into which such share of Series A Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.  Except as otherwise required by law or by these Articles, the holders of shares of Common Stock and Series A Convertible Preferred Stock shall vote together and not as separate classes.

7.  No Redemption.  The shares of Series A Convertible Preferred Stock are not redeemable.

8.  Conversion Provisions.

(a) Conversion at Option of the Holders.  Provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion, each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after the date of issue, into fully paid and nonassessable shares of Common Stock and such other securities and property as hereinafter provided, initially at the rate of 9.6 shares of Common Stock for each full share of Series A Convertible Preferred Stock (“Conversion Ratio”).

(b) Mechanics of Conversion.  Any holder of shares of Series A Convertible Preferred Stock desiring to convert such shares into Common Stock shall surrender the certificate or certificates for such shares of Series A Convertible Preferred Stock at the office of the transfer agent for the Series A Convertible Preferred Stock, which certificate or certificates, if the Corporation shall so require, shall be duly endorsed to the Corporation or in blank, or accompanied by proper instruments of transfer to the Corporation or in blank, accompanied by irrevocable written notice to the Corporation that the holder elects so to convert such shares of Series A Convertible Preferred Stock and specifying the name or names (with address) in which a certificate or certificates for Common Stock are to be issued.

(c) Adjustments to Conversion Ratio. The Conversion Ratio shall be subject to adjustment as follows:

(i) In case the Company shall (A) pay a dividend or make a distribution in Common Stock, (B) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (C) reclassification or combination into a smaller number of shares, the Conversion Ratio in effect immediately prior thereto shall be adjusted retroactively as provided below so that the Conversion Ratio thereafter shall be by multiplying the Conversion Ratio at which such shares of this Series were theretofore convertible by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately following such action and of which the denominator shall be the number of shares of Common Stock outstanding immediately prior thereto. Such adjustment shall be made whenever any event listed above shall occur and shall become effective retroactively immediately after the record date in the case of a dividend and shall become effective immediately after the effective date in the case of a subdivision or reclassification. (ii) In case the Company shall issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within 45 days after the record date therefor) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share of Common Stock (as determined in accordance with the provisions of subclause (iv) of this clause (d)) at the record date therefor (the “Current Market Price”), or in case the Company shall issue other securities convertible into or exchangeable for Common Stock for a consideration per share of Common Stock deliverable upon conversion or exchange thereof less than the Current Market Price; then the Conversion Ratio in effect immediately prior thereto shall be adjusted retroactively as provided below so that the Conversion Ratio therefor shall be equal to the price determined by multiplying the Conversion Ratio at which shares of this Series were theretofore convertible by a fraction of which the denominator shall be the number of shares of Common Stock outstanding on the date of issuance of such convertible or exchangeable securities, rights or warrants plus the number of additional shares of Common Stock offered for subscription or purchase and of which the numerator shall be the number of shares of Common Stock outstanding on the date of issuance of such shares, convertible or exchangeable securities, rights or warrants plus the number of additional shares of Common Stock which the aggregate offering price of the number of shares of Common Stock so offered would purchase at the Current Market Price per share of Common Stock (as determined in accordance with the provisions of subclause (iv) of this clause (d).  Such adjustment shall be made whenever such convertible or exchangeable securities rights or warrants are issued, and shall become effective retroactively immediately after the record date for the determination of stockholders entitled to receive such securities.  However upon the expiration of any right or warrant to purchase Common Stock the issuance of which resulted in an adjustment in the Conversion Ratio pursuant to this subclause (ii), if any such right or warrant shall expire and shall not have been exercised, the Conversion Ratio shall be recomputed immediately upon such expiration and effective immediately upon such expiration shall be increased to the price it would have been (but reflecting any other adjustments to the Conversion Ratio made pursuant to the provisions of this clause (d) after the issuance of such rights or warrants) had the adjustment of the Conversion Ratio made upon the issuance of such rights or warrants been made on the basis of offering for subscription or purchase only that number of shares of Common Stock actually purchased upon the exercise of such rights or warrants actually exercised.

(iii) In case the Company shall distribute to all holders of its Common Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) shares of capital stock (other than Common Stock), evidences of its indebtedness or assets (excluding cash dividends) or rights to subscribe (excluding those referred to in subclause (ii) of this clause (d)), then in each such case the number of shares of Common Stock into which each share of this Series shall thereafter be convertible shall be determined by multiplying the number of shares of Common Stock into which such share of this Series was theretofore convertible by a fraction of which the numerator shall be the number of outstanding shares of Common Stock multiplied by the Current Market Price per share of Common Stock (as determined in accordance with the provisions of subclause (iv) of this clause (d)) on the date of such distribution and of which the denominator shall be the product of the number of outstanding shares of Common Stock and the Current Market Price per share of Common Stock, less the aggregate fair market value (as determined by the Board of Directors of the Company, whose determination shall be conclusive, and described in a statement filed with the transfer agent for the shares of this Series) of the capital stock, assets or evidences of indebtedness so distributed or of such subscription rights.  Such adjustment shall be made whenever any such distribution is made, and shall become effective retroactively immediately after the record date for the determination of stockholders entitled to receive such distribution.

(iv) For the purpose of any computation under subclause (ii) and (iii) of this clause (d), the Current Market Price per share of Common Stock at any date shall be deemed to be the average Sale Price for the thirty consecutive trading days commencing forty-five trading days before the day in question.  As used herein, “Sale Price” means the closing sales price of the Common Stock (or if no sale price is reported, the average of the high and low bid prices) as reported by the principal national or regional stock exchange on which the Common Stock is listed or, if the Common Stock is not listed on a national or regional stock exchange, as reported by national Association of Securities Dealers Automated Quotation System and if not so reported then as reported by the Electronic Bulletin Board or the National Quotation Bureau Incorporated.

(v) No adjustment in the Conversion Ratio shall be required unless such adjustment would require an increase of at least 1% in the price then in effect; provided, however, that any adjustments which by reason of this subclause (v) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.  All calculations under this paragraph 8 shall be made to the nearest cent.

(vi) In the event that, at any time as a result of an adjustment made pursuant to subclause (i) or subclause (iii) of this clause (d), the holder of any share of this Series thereafter surrendered for conversion shall become entitled to receive any shares of the Company other than shares of the Common Stock, thereafter the number of such other shares so receivable upon conversion of any share of this Series shall be subject to adjustment from time to time in a manner and on the terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in subclauses (i) through (v) of this clause (d), and the other provisions of this clause (d) with respect to the Common Stock shall apply on like terms to any such other shares.

(vii) Whenever the conversion rate is adjusted, as herein provided, the Company shall promptly file with the transfer agent for this Series, a certificate of an officer of the Company setting forth the conversion rate after such adjustment and setting forth a brief statement of the facts requiring such adjustment and a computation thereof.  Such certificate shall be conclusive evidence of the correctness of such adjustment.  The Company shall promptly cause a notice of the adjusted conversion rate to be mailed to each registered holder of shares of this Series.

(d) If any of the following events occur, namely (i) any reclassification or change (other than a combination of reclassification into a smaller number of shares) of outstanding shares of Common Stock issuable upon conversion of shares of this Series (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision) or (ii) any consolidation or merger to which the Company is a party (other than a consolidation or merger to which the Company is the continuing corporation and which does not result in any classification of, or change (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision) in, outstanding shares of Common Stock); then the Company or such successor, as the case may be, shall provide in its Certificate of Incorporation that each share of this Series shall be convertible into the kind and amount of shares of stock and other securities or property receivable upon such reclassification, change, consolidation or merger by a holder of the number of shares of Common Stock issuable upon conversion of each such share of this Series immediately prior to such reclassification, change, consolidation or merger.  Such Certificate of Incorporation shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in clause (d).  The Company shall cause notice of the execution of any such event contemplated by this paragraph to be mailed to each holder of shares of this Series As soon as practicable.

The above provisions of this clause (d) shall similarly apply to successive reclassifications, consolidations and mergers.

(e)  By duly adopted resolution of its board of directors, the Company at any time may increase the Conversion Ratio, temporarily or otherwise, by any amount, but in no event shall such Conversion Ratio require the issuance of Common Stock for less than the par value of the Common Stock at the time such reduction is made.

Whenever the Conversion Ratio is increased pursuant to this subclause (e), the Company shall mail to the holders a notice of the increased Conversion Ratio.  The notice shall state the increased Conversion Ratio and the period it will be in effect.

An increase in the Conversion Ratio does not change or adjust the Conversion Ratio otherwise in effect for purposes of subclauses (b) and (c) of this paragraph 8.

9.  Protective Provisions.

(a) Reservation of Shares; Transfer Taxes; Etc.  Provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion, the Corporation shall at all times serve and keep available, out of its authorized and unissued stock, solely for the purpose of effecting the conversion of the Series A Convertible Preferred Stock, such number of shares of its Common Stock free of preemptive rights as shall from time to time be sufficient to effect the conversion of all shares of Series A Convertible Preferred Stock from time to time outstanding.  The Corporation shall from time to time, in accordance with the laws of the State of Nevada, increase the authorized number of shares of Common Stock if at any time the number of shares of Common Stock not outstanding shall not be sufficient to permit the conversion of all the then outstanding shares of Series A Convertible Preferred Stock.

If any shares of Common Stock required to be reserved for purposes of conversion of the Series A Convertible Preferred Stock hereunder require registration with or approval of any governmental authority under any Federal or State law before such shares may be issued upon conversion, the Corporation will in good faith and as expeditiously as possible endeavor to cause such shares to be duly registered or approved, as the case may be.  If the Common Stock is listed on the New York Stock Exchange or any other national securities exchange, the Corporation will, if permitted by the rules of such exchange, list and keep listed on such exchange, upon official notice of issuance, all shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock.

The Corporation will pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of the Series A Convertible Preferred Stock.  The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of Common Stock (or other securities or assets) in a name other than that which the shares of Series A Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

(b) Class Voting Rights.  So long as the Series A Convertible Preferred Stock is outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of all outstanding Series A Convertible Preferred Stock voting separately as a class, (i) Amend, alter or repeal (by merger or otherwise) any provision of the Articles of Incorporation or the By-Laws of the Corporation, as amended, so as adversely to affect the relative rights, preferences, qualifications, limitations or restrictions of the Series A Convertible Preferred Stock, (ii) authorize or issue, or increase the authorized amount of, any additional class or series of stock, or any security convertible into stock of such class or series, ranking prior to the Series A Convertible Preferred Stock in respect of the payment of dividends or upon liquidation, dissolution or winding up of the Corporation or (iii) effect any reclassification of the Series A Convertible Preferred Stock.  A class vote on the part of the Series A Convertible Preferred Stock shall, without limitation, specifically not be deemed to be required (except as otherwise required by law or resolution of the Corporation’s Board of Directors) in connection with: (a) the authorization, issuance or increase in the authorized amount of any shares of any other class or series of stock which ranks junior to, or on a parity with, the Series A Convertible Preferred Stock in respect of the payment of dividends and distributions upon liquidation, dissolution or winding up of the Corporation; or (b) the authorization, issuance or increase in the amount of any bonds, mortgages, debentures or other obligations of the Corporation.

The affirmative vote or consent of the holders of a majority of the outstanding Series A Convertible Preferred Stock, voting or consenting separately as a class, shall be required to (a) authorize any sale, lease or conveyance of all or substantially all of the assets of the Corporation, or (b) approve any merger, consolidation or compulsory share exchange of the Corporation with or into any other person unless (i) the terms of such merger, consolidation or compulsory share exchange do not provide for a change in the terms of the Series A Convertible Preferred Stock and (ii) the Series A Convertible Preferred Stock is, after such merger, consolidation or compulsory share exchange on a parity with or prior to any other class or series of capital stock authorized by the surviving corporation as to dividends and upon liquidation, dissolution or winding up other than any class or series of stock of the Corporation prior to the Series A Convertible Preferred Stock as may have been created with the affirmative vote or consent of the holders of at least 66-2/3% of the Series A Convertible Preferred Stock (or other than a class or series into which such prior stock is converted as a result of such merger, consolidation or share exchange).

10.  Outstanding Shares.  For purposes of these Articles, all shares of Series A Convertible Preferred Stock shall be deemed outstanding except (i) from the date of surrender of certificates representing shares of Series A Convertible Preferred Stock, all shares of Series A Convertible Preferred Stock converted into Common Stock; (ii) the effective date of a recapitalization referred to in clause 8(c), and (iii) from the date of registration of transfer, all shares of Series A Convertible Preferred Stock held of record by the Corporation or any subsidiary of the Corporation.

F.  Series B Convertible Preferred Stock.  There shall be a series of Preferred Stock designated as “Series B Convertible Preferred Stock.”  Such series is referred to herein as the “Series B Convertible Preferred Stock.”

1.  Amount.  The number of shares constituting such series shall be 100,000.

2.  Stated Capital.  The amount to be represented in stated capital at all times for each share of Series B Convertible Preferred Stock shall be $.001.

3.  Rank.  All shares of Series B Convertible Preferred Stock shall rank prior to all of the Corporation’s Common Stock, par value $.001 per share (the “Common Stock”), now or hereafter issued, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

4.  Dividends.  No dividends shall be payable to the holders of shares of Series B Convertible Preferred Stock.

5.  Liquidation Preference.

(a)  The liquidation value of shares of this Series, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, shall be $.001 per share.

(b)  In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of this Series shall be entitled to receive the liquidation value of such shares held by them until the liquidation value of all shares of Series B Convertible Preferred Stock shall have been paid in full.  Upon payment in full of the liquidation value to which the holders of shares of the shares of Series B Convertible Preferred Stock are entitled, the holders of shares of this Series will not be entitled to any further participation in any distribution of assets by the Company.

(c)  Neither a consolidation or merger of the Company with or into any other corporation, nor a merger of any other corporation with or into the Company, nor a sale or transfer of all or any part of the Company's assets for cash or securities or other property shall be considered a liquidation, dissolution or winding-up of the Company within the meaning of this Paragraph 5.

6.  Voting Rights.  Except as otherwise required by law, each share of outstanding Series B Convertible Preferred Stock shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation and to have the number of votes equal to the number (including any fraction) of shares of Common Stock into which such share of Series B Convertible Preferred Stock is then convertible pursuant to the provisions hereof at the record date for the determination of shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders becomes effective.  Except as otherwise required by law or by this Certificate, the holders of shares of Common Stock and Series B Convertible Preferred Stock shall vote together and not as separate classes.

7.  No Redemption.  The shares of Series B Convertible Preferred Stock are not redeemable.

8.  Conversion Provisions.

(a)  Conversion at Option of Holders.  Provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion, each share of Series B Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after issuance, into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion; provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion of all outstanding shares of Series C Preferred Stock.  The initial “Conversion Ratio” for the Series B Preferred Stock is 150:1.  The Conversion Ratio shall be subject to adjustment from time to time as provided in this Section 7.

For the purpose of these Certificate of Designation, the term “Common Stock” shall initially mean the class designated as Common Stock, par value $.001 per share, of the Corporation as of August 8, 2004 subject to adjustment as hereinafter provided.

(b)  Mechanics of Conversion.  Any holder of shares of Series B Convertible Preferred Stock desiring to convert such shares into Common Stock shall surrender the certificate or certificates for such shares of Series B Convertible Preferred Stock at the office of the transfer agent for the Series B Convertible Preferred Stock, which certificate or certificates, if the Corporation shall so require, shall be duly endorsed to the Corporation or in blank, or accompanied by proper instruments of transfer to the Corporation or in blank, accompanied by irrevocable written notice to the Corporation that the holder elects so to convert such shares of Series B Convertible Preferred Stock and specifying the name or names (with address) in which a certificate or certificates for Common Stock are to be issued.

(c)  Adjustment of Conversion Ratio.  The Conversion Ratio for each share of Series B Preferred Stock and the kind of securities issuable upon the conversion of any share of Series B Preferred Stock shall be adjusted from time to time as follows:

(i)  Subdivision or Combination of Shares.  If the Corporation at any time effects an increase in the number of outstanding shares of Common Stock by subdivision, the Conversion Ratio shall be increased in the same proportions as the Common Stock is subdivided, in each case effective automatically upon, and simultaneously with, the effectiveness of the subdivision which gives rise to the adjustment.  If the Corporation at any time effects a decrease in the number of outstanding shares of Common Stock by combination or any other means, the Conversion Ratio shall remain the same and unchanged.

(ii)  Reclassification, Consolidation or Merger.  If at any time, as a result of (A) a capital reorganization or reclassification (other than a subdivision or combination which gives rise to an adjustment of the Conversion Ratio pursuant to Section 7(d)(i)); or (B) a merger or consolidation of the Corporation with another corporation (whether or not the Corporation is the surviving corporation), the Common Stock issuable upon the conversion of the Series B Preferred Stock shall be changed into or exchanged for the same or a different number of shares of any class or classes of stock of the Corporation or any other corporation, or other securities convertible into such shares, then, as a part of such reorganization, reclassification, merger or consolidation, appropriate adjustments shall be made in the terms of the Series B Preferred Stock (or of any securities into which the Series B Preferred Stock is changed or for which the Series B Preferred Stock is exchanged), so that: (x) the holders of Series B Preferred Stock or of such substitute securities shall thereafter be entitled to receive, upon conversion of the Series B Preferred Stock or of such substitute securities, the kind and amount of shares of stock, other securities, money and property which such holders would have received at the time of such capital reorganization, reclassification, merger, or consolidation, if such holders had converted their Series B Preferred Stock immediately prior to such capital reorganization, reclassification, merger, or consolidation, and (y) the Series B Preferred Stock or such substitute securities shall thereafter be adjusted on terms as nearly equivalent as may be practicable to the adjustments theretofore provided in this Section 7(d).  No consolidation or merger in which the Corporation is not the surviving corporation shall be consummated unless the surviving corporation shall agree, in writing, to the provisions of this Section 7(d)(ii).  The provisions of this Section 7(d)(ii) shall similarly apply to successive capital reorganizations, reclassifications, mergers, and consolidations.

(iii)  Other Action Affecting Common Stock.  If at any time the Corporation takes any action affecting its Common Stock which, in the opinion of the Board of Directors of the Corporation, would have an adverse effect upon the Conversion Rights of the Series B Preferred Stock and the foregoing conversion ratio adjustment provisions are not strictly applicable but the failure to make any adjustment would adversely affect the Conversion Rights, then the Conversion Ratio and the kind of securities issuable upon the conversion of Series B Preferred Stock shall be adjusted to preserve, without dilution, the Conversion Rights in such manner and at such time as the Board of Directors of the Corporation may in good faith determine to be equitable in the circumstances.

(iv)  Notice of Adjustments.  Whenever the Conversion Ratio or the kind of securities issuable upon the conversion of any one of or all of the Series B Preferred Stock shall be adjusted pursuant to Sections 8(c)(i) - (iii) above, the Corporation shall make a certificate signed by its Chief Financial Officer, Secretary or Assistant Secretary, setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated (including a description of the basis on which the Board of Directors of the Corporation made any determination hereunder), and the Conversion Ratio and the kind of securities issuable upon the conversion of the Series B Preferred Stock after giving effect to such adjustment, and shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to each holder of Series B Preferred Stock promptly after each adjustment.

(d)  Increase of Conversion Ratio.  By duly adopted resolution of its board of directors, the Company at any time may increase the Conversion Ratio, temporarily or otherwise, by any amount, but in no event shall such Conversion Ratio require the issuance of Common Stock for less than the par value of the Common Stock at the time such reduction is made.

Whenever the Conversion Ratio is increased pursuant to this subclause (d), the Company shall mail to the holders a notice of the increased Conversion Ratio.  The notice shall state the increased Conversion Ratio and the period it will be in effect.

9.  Protective Provisions.

(a)  Reservation of Shares; Transfer Taxes; Etc.  Provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion, the Corporation shall at all times serve and keep available, out of its authorized and unissued stock, solely for the purpose of effecting the conversion of the Series B Convertible Preferred Stock, such number of shares of its Common Stock free of preemptive rights as shall from time to time be sufficient to effect the conversion of all shares of Series B Convertible Preferred Stock from time to time outstanding.  The Corporation shall from time to time, in accordance with the laws of the State of Delaware, increase the authorized number of shares of Common Stock if at any time the number of shares of Common Stock not outstanding shall not be sufficient to permit the conversion of all the then outstanding shares of Series B Convertible Preferred Stock.

If any shares of Common Stock required to be reserved for purposes of conversion of the Series B Convertible Preferred Stock hereunder require registration with or approval of any governmental authority under any Federal or State law before such shares may be issued upon conversion, the Corporation will in good faith and as expeditiously as possible endeavor to cause such shares to be duly registered or approved, as the case may be.  If the Common Stock is listed on the New York Stock Exchange or any other national securities exchange, the Corporation will, if permitted by the rules of such exchange, list and keep listed on such exchange, upon official notice of issuance, all shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

The Corporation will pay any and all issue or other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of the Series B Convertible Preferred Stock.  The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of Common Stock (or other securities or assets) in a name other than that which the shares of Series B Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

(b)  Class Voting Rights.  So long as the Series B Convertible Preferred Stock is outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of all outstanding Series B Convertible Preferred Stock voting separately as a class, (i) Amend, alter or repeal (by merger or otherwise) any provision of the Certificate of Incorporation or the By-Laws of the Corporation, as amended, so as adversely to affect the relative rights, preferences, qualifications, limitations or restrictions of the Series B Convertible Preferred Stock, (ii) authorize or issue, or increase the authorized amount of, any additional class or series of stock, or any security convertible into stock of such class or series, ranking prior to the Series B Convertible Preferred Stock in respect of the payment of dividends or upon liquidation, dissolution or winding up of the Corporation or (iii) effect any reclassification of the Series B Convertible Preferred Stock.  A class vote on the part of the Series B Convertible Preferred Stock shall, without limitation, specifically not be deemed to be required (except as otherwise required by law or resolution of the Corporation’s Board of Directors) in connection with: (a) the authorization, issuance or increase in the authorized amount of any shares of any other class or series of stock which ranks junior to, or on a parity with, the Series B Convertible Preferred Stock in respect of the payment of dividends and distributions upon liquidation, dissolution or winding up of the Corporation; or (b) the authorization, issuance or increase in the amount of any bonds, mortgages, debentures or other obligations of the Corporation.

The affirmative vote or consent of the holders of a majority of the outstanding Series B Convertible Preferred Stock, voting or consenting separately as a class, shall be required to (a) authorize any sale, lease or conveyance of all or substantially all of the assets of the Corporation, or (b) approve any merger, consolidation or compulsory share exchange of the Corporation with or into any other person unless (i) the terms of such merger, consolidation or compulsory share exchange do not provide for a change in the terms of the Series B Convertible Preferred Stock and (ii) the Series B Convertible Preferred Stock is, after such merger, consolidation or compulsory share exchange on a parity with or prior to any other class or series of capital stock authorized by the surviving corporation as to dividends and upon liquidation, dissolution or winding up other than any class or series of stock of the Corporation prior to the Series B Convertible Preferred Stock as may have been created with the affirmative vote or consent of the holders of at least 66-2/3% of the Series B Convertible Preferred Stock (or other than a class or series into which such prior stock is converted as a result of such merger, consolidation or share exchange).

10.  Outstanding Shares.  For purposes of this Certificate of Designation, all shares of Series B Convertible Preferred Stock shall be deemed outstanding except (i) from the date of surrender of certificates representing shares of Series B Convertible Preferred Stock, all shares of Series B Convertible Preferred Stock converted into Common Stock; (ii) the effective date of a Recapitalization Event defined in clause 8(b), and (iii) from the date of registration of transfer, all shares of Series B Convertible Preferred Stock held of record by the Corporation or any subsidiary of the Corporation.

11.  Preemptive Rights.  The Convertible Preferred is not entitled to any preemptive or subscription rights in respect of any securities of the Corporation.

G.  Series C Convertible Preferred Stock

1.  DESIGNATION.  This series of Preferred Stock shall be designated “Series C Convertible Preferred Stock.”  Such series is referred to herein as the “Series C Preferred Stock.”

2.  NUMBER OF SHARES AND PAR VALUE.  The number of shares constituting the Series C Preferred Stock shall be equal to 103,143.  Each share of the Series C Preferred Stock shall have $.001 par value.

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

7.  CONVERSION.  The holders of the Series C Preferred Stock shall have conversion rights as follows:

(a)  Conversion Ratio.  The holder of each share of Series C Preferred Stock shall have the right (the “Conversion Right”), at such holder’s option, to convert such share, without cost, on the terms and at the times specified in this Section 7, into the number of fully paid and non-assessable shares of Common Stock as specified by the Conversion Ratio that is in effect at the time of conversion; provided that, and only to the extent that, the Corporation has a sufficient number of shares of authorized but unissued and unreserved Common Stock available to issue upon conversion of all outstanding shares of Series C Preferred Stock.  The initial “Conversion Ratio” for the Series C Preferred Stock is 350:1.  The Conversion Ratio shall be subject to adjustment from time to time as provided in this Section 7.

(b)  Shares Eligible for Conversion.  The below specified number of shares of Series C Preferred Stock shall be eligible for conversion during each successive 90 days, commencing 90 days after the effective date of an increase in the number of authorized but unissued shares of Common Stock sufficient to issue upon conversion of all outstanding shares of Series C Preferred Stock.

The number of Series C Preferred Shares eligible for conversion during each 90 day period is 10% (ten percent) of the original number of shares of Series C Preferred Stock issued to each original holder (“Eligible Shares”).  Any Eligible Shares not converted during any 90 day period may not be cumulated and carried forward to the next 90 day period.  Any subsequent owner or holder of all or any part of Series C Preferred Stock shall be subject to the same eligibility provisions applicable to the original holder of such shares.

(c)  Mechanics of Conversion.  A holder of any share of Series C Preferred Stock may exercise the Conversion Right of such share by surrendering the certificate therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series C Preferred Stock, together with a written notice to the Corporation which shall state: (A) that such holder elects to convert the same, (B) the number of shares issued to the original holder of such shares; and (C) the number of Eligible Shares and the number of shares of Series C Preferred Stock being converted.  Thereupon the Corporation shall promptly issue and deliver to the holder of such shares a certificate or certificates for the number of whole shares of Common Stock to which such holder shall be entitled.  In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value (as determined in good faith by the Board of Directors of the Corporation) of the Common Stock.  If the certificate evidencing the Series C Preferred Stock being converted shall also evidence shares of Series C Preferred Stock not being converted, then the Corporation shall also deliver to the holder of such certificate a new stock certificate evidencing the Series C Preferred Stock not converted.  The conversion of any shares of Series C Preferred Stock shall be deemed to have been made immediately prior to the close of business on the date that the shares of Series C Preferred Stock to be converted are surrendered to the Corporation, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.  Any dividends or distributions declared but unpaid at the time of conversion with respect to the Series C Preferred Stock so converted, including any dividends declared on the Common Stock to which the Series C Preferred Stock is entitled pursuant to Section 6 above, shall be paid to the holder of Common Stock issued upon conversion of the Series C Preferred Stock upon the payment date therefore.

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

(d)  Adjustment of Conversion Ratio.  The Conversion Ratio for each share of Series C Preferred Stock and the kind of securities issuable upon the conversion of any share of Series C Preferred Stock shall be adjusted from time to time as follows:

(i)  Subdivision or Combination of Shares.  If the Corporation at any time effects an increase in the number of outstanding shares of Common Stock by subdivision, the Conversion Ratio shall be increased in the same proportions as the Common Stock is subdivided, in each case effective automatically upon, and simultaneously with, the effectiveness of the subdivision which gives rise to the adjustment.  If the Corporation at any time effects a decrease in the number of outstanding shares of Common Stock by combination or any other means, the Conversion Ratio shall remain the same and unchanged.

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

H.  Certain Definitions.  As used in these Articles, the following terms shall have the following respective meanings:

“Affiliate” of any specified person means any other person directly or indirectly controlling or controlled by or under common control with such specified person.  For purposes of this definition, “control” when used with respect to any person means the power to direct the management and policies of such person, directly or indirectly, whether through the ownership of voting securities or otherwise; and the term “controlling” and “controlled” having meanings correlative to the foregoing.

“Common Shares” shall mean any stock of the Company which has no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company and which is not subject to redemption by the Company.  However, Common Shares issuable upon conversion of shares of this series shall include only shares of the class designated as common Shares as of the original date of issuance of shares of this Series, or shares of the Company of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company and which are not subject to redemption by the Company; provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from such reclassifications bears to the total number of shares of all classes resulting from all such reclassifications.

ARTICLE VI

PREEMPTIVE RIGHTS

No holder of any of the shares of any class or series of stock or of options, warrants or other rights to purchase shares of any class or series of stock or of other securities of the Corporation shall have any preemptive right to purchase or subscribe for any unissued stock of any class or series, or any unissued bonds, certificates of indebtedness, debentures or other securities convertible into or exchangeable for stock or carrying any right to purchase stock may be issued pursuant to resolution of the board of directors of the Corporation to such persons, firms, corporations or associations, whether or not holders thereof, and upon such terms as may be deemed advisable by the board of directors in the exercise of its sole discretion.

ARTICLE VII

REPURCHASE OF SHARES

The Corporation may from time to time, pursuant to authorization by the board of directors of the Corporation and without action by the stockholders, purchase or otherwise acquire shares of any class, bonds, debentures, notes, scrip, warrants, obligations, evidences or indebtedness, or other securities of the Corporation in such manner, upon such terms, and in such amounts as the board of directors shall determine; subject, however, to such limitations or restrictions, if any, as are contained in the express terms of any class of shares of the Corporation outstanding at the time of the purchase or acquisition in question or as are imposed by law.

ARTICLE VIII

MEETINGS OF STOCKHOLDERS; CUMULATIVE VOTING

A.  No action that is required or permitted to be taken by the stockholders of the Corporation at any annual or special meeting of stockholders may be effected by written consent of stockholders in lieu of a meeting of stockholders, unless the action to be effected by written consent of stockholders and the taking of such action by such written consent have expressly been approved in advance by the board of directors of the Corporation.

B. Special meeting of the stockholders of the Corporation for any purpose or purposes may be called at any time by the board of directors of the Corporation, or by a committee of the board of directors which has been duly designated by the board of directors and whose powers and authorities, as provided in a resolution of the board of directors or in the bylaws of the Corporation, include the power and authority to call such meetings but such special meetings may not be called by another person or persons.

C.  There shall be no cumulative voting by stockholders of any class or series in the election of directors of the Corporation.

D.  Meetings of stockholders may be held at such place as the bylaws may provide.

ARTICLE IX

NOTICE FOR NOMINATIONS AND PROPOSALS

A.  Nominations for the election of directors and proposals for any new business to be taken up at any annual or special meeting of stockholders may be made by the board of directors of the Corporation or by any stockholder of the Corporation entitled to vote generally in the election of directors. In order for a stockholder of the Corporation to make any such nominations and/or proposals at an annual meeting or such proposals at a special meeting, he or she shall give notice thereof in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation of not less than thirty days or more than sixty days prior to any such meeting; provided, however, that if less than forty days' notice of the meeting is given to stockholders, such written notice shall be delivered or mailed, as prescribed, to the Secretary of the Corporation not later than the close of the tenth day following the day on which notice of the meeting was mailed to stockholders. Each such notice given by a stockholder with respect to nominations for the election of directors shall set forth (1) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (2) the principal occupation or employment of each such nominee, and (3) the number of shares of stock of the Corporation which are beneficially owned by each such nominee. In addition, the stockholder making such nomination shall promptly provide any other information reasonably requested by the Corporation.

B.  Each such notice given by a stockholder to the Secretary with respect to business proposals to bring before a meeting shall set forth in writing as to each matter: (1) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting; (2) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business; (3) the class and number of shares of the Corporation which are beneficially owned by the stockholder; and (4) any material interest of the stockholder in such business. Notwithstanding anything in these Articles to the contrary, no business shall be conducted at the meeting except in accordance with the procedures set forth in this Article.

C.  The Chairman of the annual or special meeting of stockholders may, if the facts warrant, determine and declare to such meeting that a nomination or proposal was not made in accordance with the foregoing procedure, and, if he should so determine, he shall so declare to the meeting and the defective nomination or proposal shall be disregarded and laid over for action at the next succeeding adjourned, special or annual meeting of the stockholders taking place thirty days or more thereafter. This provision shall not require the holding of any adjourned or special meeting of stockholders for the purpose of considering such defective nomination or proposal.

ARTICLE X

DIRECTORS

A.  Number; Vacancies.  The number of directors of the Corporation shall be such number, not less than one nor more than 15 (exclusive of directors, if any, to be elected by holders of preferred stock of the Corporation), as shall be provided from time to time in a resolution adopted by the board of directors, provided that no decrease in the number of directors shall have the effect of shortening the term of any incumbent director, and provided further that no action shall be taken to decrease or increase the number of directors from time to time unless at least two-thirds of the directors then in office shall concur in said action.  Exclusive of directors, if any, elected by holders of preferred stock, vacancies in the board of directors of the Corporation, however caused, and newly created directorships shall be filled by a vote of two-thirds of the directors then in office, whether or not a quorum, and any director so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which the director has been chosen expires and when the director's successor is elected and qualified. The board of directors shall be classified in accordance with the provisions of Section B of this Article X.

B.  Classified Board.  The board of directors of the Corporation (other than directors which may be elected by the holders of preferred stock) shall be divided into three classes of directors which shall be designated Class I, Class II and Class III. The members of each class shall be elected for a term of three years and until their successors are elected and qualified. Such classes shall be as nearly equal in number as the then total number of directors constituting the entire board of directors shall permit, exclusive of directors, if any, elected by holders of preferred stock, with the terms of office of all members of one class expiring each year. Should the number of directors not be equally divisible by three, the excess director or directors shall be assigned to Classes I or II as follows: (1) if there shall be an excess of one directorship over the number equally divisible by three, such extra directorship shall be classified in Class I; and (2) if there be an excess of two directorships over a number equally divisible by three, one shall be classified in Class I and the other in Class II. At the first meeting of the board of directors of the Corporation, directors of Class I shall be elected to hold office for a term expiring at the first annual meeting of stockholders, directors of Class II shall be elected to hold office for a term expiring at the second succeeding annual meeting of stockholders and directors of Class III shall be elected to hold office for a term expiring at the third succeeding annual meeting thereafter. Thereafter, at each succeeding annual meeting, directors of each class shall be elected for three-year terms. Notwithstanding the foregoing, the director whose term shall expire at any annual meeting shall continue to serve until such time as his successor shall have been duly elected and shall have qualified unless his position on the board of directors shall have been abolished by action taken to reduce the size of the board of directors prior to said meeting.

C.  Increase and Reduction in Directors.  Should the number of directors of the Corporation be reduced, the directorship(s) eliminated shall be allocated among classes as appropriate so that the number of directors in each class is as specified in the position(s) to be abolished. Notwithstanding the foregoing, no decrease in the number of directors shall have the effect of shortening the term of any incumbent director.  Should the number of directors of the Corporation be increased, other than directors which may be elected by the holders of preferred stock, the additional directorships shall be allocated among classes as appropriate so that the number of directors in each class is as specified in the immediately preceding paragraph.

D.  Directors Elected by Preferred Stockholders.  Whenever the holders of any one or more series of preferred stock of the Corporation shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the board of directors shall include said directors so elected in addition to the number of directors fixed as provided in this Article X.  Notwithstanding the foregoing, and except as otherwise may be required by law, whenever the holders of any one or more series of preferred stock of the Corporation elect one or more directors of the Corporation, the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of stockholders.

E.  In furtherance, but not in limitation of the powers conferred by statute, the board of directors is expressly authorized to do the following:

(a)  Designate one (1) or more committees, each committee to consist of one or more of the directors of the Corporation and such number of natural persons who are not directors as the board of directors shall designate, which to the extent provided in the Resolution, or in the by-laws of the Corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the Corporation.

(b)  As provided by Nevada Revised Statutes 78.140, without repeating the section in full here, the same is adopted and no contract or other transaction between this Corporation and any of its officers, agents or directors shall be deemed void or voidable solely for that reason.  The balance of the provisions of the code section cited, as it now exists, allowing such transactions, is hereby incorporated into this Article as though more fully set forth, and such Article shall be read and interpreted to provide the greatest latitude in its application.

(c)  As provided by Nevada Revised Statutes 78.207, without repeating the section in full here, the board of directors shall have the authority to change the number of shares of any class or series, if any, of authorized stock by increasing or decreasing the number of authorized shares of the class or series and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class or series held by each stockholder of record at the effective date and time of the change by a resolution adopted by the board of directors, without obtaining the approval of the stockholders.

(d)  If a proposed increase or decrease in the number of issued and outstanding shares of any class or series would adversely alter or change any preference or any relative or other right given to any other class or series of outstanding shares, then the decrease must be approved by the vote, in addition to any vote required, of the holders of shares representing a majority of the voting power of each class or series whose preference or rights are adversely affected by the increase or decrease, regardless of limitations or restrictions on the voting power thereof.  The increase or decrease does not have to be approved by the vote of the holders of shares representing a majority of the voting power in each class or series whose preference or rights are not adversely affected by the increase or decrease.

(e) Special meetings of the stockholders may be called only by the board of directors or a committee of the board of directors that is delegated the power to call special meetings by the board of directors.

(f)  Change the name of the Corporation at any time and from time to time to any name authorized by Nevada Revised Statutes 78.039.

ARTICLE XI

REMOVAL OF DIRECTORS

Notwithstanding any other provision of these Articles or the bylaws of the Corporation, any director or all the directors of a single class (but not the entire board of directors) of the Corporation may be removed, at any time, but only for cause and only by the affirmative vote of the holders of at least 75% of the voting power of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at a meeting of the stockholders called for that purpose.  Notwithstanding the foregoing, whenever the holders of any one or more series of preferred stock of the Corporation shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the preceding provisions of this Article XI shall not apply with respect to the director or directors elected by such holders of preferred stock.

ARTICLE XII

INDEMNIFICATION

Any person who was or is a party or is or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (whether or not by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, incorporator, employee, or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, incorporator, employee, partner, trustee, or agent of another corporation, partnership, joint venture, trust, or other enterprise (including an employee benefit plan), shall be entitled to be indemnified by the Corporation to the full extent then permitted by law against expenses (including counsel fees and disbursements), judgments, fines (including excise taxes assessed on a person with respect to an employee benefit plan), and amounts paid in settlement incurred by him in connection with such action, suit, or proceeding and, if so requested, the Corporation shall advance (within two business days of such request) any and all such expenses to the person indemnified; provided, however, that (i) the foregoing obligation of the Company shall not apply to a claim that was commenced by the person indemnified without the prior approval of the Board of Directors. Such right of indemnification shall inure whether or not the claim asserted is based on matters which antedate the adoption of this Article XV. Such right of indemnification shall continue as to a person who has ceased to be a director, officer, incorporator, employee, partner, trustee, or agent and shall inure to the benefit of the heirs and personal representatives of such a person. The indemnification provided by this Article XV shall not be deemed exclusive of any other rights which may be provided now or in the future under any provision currently in effect or hereafter adopted of the bylaws, by any agreement, by vote of stockholders, by resolution of disinterested directors, by provisions of law, or otherwise.

ARTICLE XIII

LIMITATIONS ON DIRECTORS' LIABILITY

No director or officer of the Corporation shall be personally liable to the Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except: (A) for acts or omissions that involve intentional misconduct, fraud or a knowing violation of law; or (B) the payment of distributions in violation of Nevada Revised Statutes Sec.78.300.  If the General Corporation law of the State of Nevada is amended after the date of filing of these Articles to further eliminate or limit the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Nevada, as so amended. Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

ARTICLE XIV

AMENDMENT OF BYLAWS

In furtherance and not in limitation of the powers conferred by statute, the board of directors of the Corporation is expressly authorized to adopt, repeal, alter, amend and rescind the bylaws of the Corporation by a vote of two-thirds of the board of directors.

ARTICLE XV

AMENDMENT OF ARTICLES OF INCORPORATION

Subject to the provisions hereof, the Corporation reserves the right to repeal, alter, amend or rescind any provision contained in these Articles in the manner now or hereafter prescribed by law, and all rights conferred on stockholders herein are granted subject to this reservation.

_______________________________________________
 Created by 10KWizard     www.10KWizard.comSource: Integrated Media Hol, 10-K, April 15, 2009

CERISTAR, INC. PROMISSORY NOTE
$175,000.00
Original Issue Date: November 25, 2003

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC., a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD., a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of ONE HUNDDRED, SEVENTY-FIVE THOUSAND DOLLARS ($175,000), without interest, except as specified herein.

1. Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120th day following the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds.

2. Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum. Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3. Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a. Working Capital
b. Employee/Management Compensation
c. Equipment Lease/Purchase Payments
d. Consulting Fees

4. Conversion.

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock").

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium).

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price. Fractional shares will not be issued. In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder. For purposes of this Note, the "Conversion Price" shall mean the product of (a) .75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date.

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11:59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice. The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date."

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder. Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company.

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date.

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder' is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder' on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1,0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice. The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4.

(h) If any adjustment to the Conversion Price to be made pursuant to clause (j) of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment.

(i)         Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time. All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable. The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be.

(j)      The Conversion Price shall be subject to adjustment from time to time as follows:

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place. In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire. For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock; and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder. The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission.

(1)      Unless the Note is under Default (as defined in Section 5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(n) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following the conversion. For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 13(d) of the 1934 Act.

5. Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due; (c) the Maker shall make a general assignment for the benefit of creditors; (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing; then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver.

6. NEGATIVE COVENANTS. The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding

(a)     Restrictions on Debt. Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except: Bridge Notes issued pursuant to this Agreement; Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts; Purchase money security interests not to exceed $250,000 per year; and Secured debt in an aggregate principal amount up to $20 million.
(i)      Definition of Debt. For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean: all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument; all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise; all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable; all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness; all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit; and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA

(b) Restrictions on Equity Sales. The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below.

(c) Restrictions on Transactions with Affiliates. The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business The Company will not increase the salary of any executive officer, or the remuneration of any director.

(d) Restrictions on Investments. Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition; certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eiahtv davs after the date of acquisition0 bank loan participations* and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); in all cases of such credit quality as a prudent business person would invest in. As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof.

(e)     Change in Business; Operations. The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in Business"). The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity.

(f)     Exceptions With Consent of Purchasers. The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action. The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder.

7. No Waiver: Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder.

8. Costs and Expenses. The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

9. Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

10. Governing Law; Jurisdiction and Service of Process. This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note. Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process. Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served.

    11. Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

12. Notice, Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof.

13. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

14. Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

15. Set-off. Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder.

16. Headings. The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note.

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as date first above written.
[CORPORATE SEAL]

COUNTY OF SALT LAKE ) STATE OF UTAH ) Subscribed and sworn to before me this 25th dav of November 2003

Notary Public Residing in Salt Lake City, Utah / My Commission Expires: 1/15/2007

EXHIBIT A

CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated November 25,2003, in the principal amount of $175,000.00, and registered in the name of SovCap Equity Partners, Ltd {NAME OF HOLDER} (the "Note"). In accordance with and pursuant to the terms of the Note, the undersigned hereby elects to
convert $                            in principal amount of the Note into shares of Common Stock, $ 001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below.

Date of Conversion:

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price:

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address:

Issue to:

Facsimile Number:

Authorization:

By:
Title:
Dated:

If electronic book entry transfer, complete the following:
Account Number:
Transaction Code Number:

COMPANY ACKNOWLEDGEMENT TO CONVERSION NOTICE

ACKNOWLEDGED AND AGREED: CERISTAR, INC.

By:___________________________________
Name: Title:

Date:

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖    If stock, complete this portion:

shares of the                                                       stock of_

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

❖    If Bonds, complete this portion:

bonds of  IMHI (fka Ceristar, Inc.)

in the principal amount of  $175,000 Number(s) November 25, 2003 inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.
Date

EXHIBIT 10.3

CERISTAR, INC.  PROMISSORY NOTE
$35,000.00
Original Issue Date: May 28, 2004

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC., a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD., a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of THIRTY-FIVE THOUSAND DOLLARS ($35,000.00), without interest, except as specified herein.

1. Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120th day following the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds.

2. Interest. Without limiting any of the tights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum. Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3. Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a. May 2004 budget, as provided by the Company in attached Exhibit B

b. Consulting fees, as agreed

4. Conversion.

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock").

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium).

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price. Fractional shares will not be issued. In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder. For purposes of this Note, the "Conversion Price" shall mean the product of (a) .75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date.

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11:59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice. The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date."

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder. Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company.

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date.

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1.0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice. The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4.

(h) If any adjustment to the Conversion Price to be made pursuant to clause (j) of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment.

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time. All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable. The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be.

(j)      The Conversion Price shall be subject to adjustment from time to time as follows:

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place. In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire. For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock; and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder. The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission.

(1)      Unless the Note is under Default (as defined in Section 5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(ii) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following the conversion. For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 13(d) of the 1934 Act.

5. Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due; (c) the Maker shall make a general assignment for the benefit of creditors; (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing; then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver.

6. NEGATIVE COVENANTS. The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding.

(a)     Restrictions on Debt. Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except: Bridge Notes issued pursuant to this Agreement; Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts; Purchase money security interests not to exceed $250,000 per year; and Secured debt in an aggregate principal amount up to $20 million.
(i)      Definition of Debt. For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean: all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument; all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise; all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable; all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness; all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit; and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA.

(b)     Restrictions on Equity Sales. The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below.

    (c)     Restrictions on Transactions with Affiliates. The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business. The Company will not increase the salary of any executive officer, or the remuneration of any director.

(d)     Restrictions on Investments. Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition; certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition; bank loan participations; and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); in all cases of such credit quality as a prudent business person would invest in. As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof.

(e)     Change in Business; Operations. The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in

Business"). The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity.

(f)      Exceptions With Consent of Purchasers. The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action. The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder.

7. No Waiver; Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder.

8. Costs and Expenses. The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

9. Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

10. Governing Law; Jurisdiction and Service of Process. This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note. Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process. Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served.

11. Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

12. Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof.

13. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

14. Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

15. Set-off, Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder.

16. Headings. The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note.

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as date first above written.

CERISTAR, INC.

[CORPORATE SEAL]

EXHIBIT A

CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated April 14, 2004, in the principal amount of $35,000.00, and registered in the name of SovCap Equity Partners, Ltd {NAME OF HOLDER} (the "Note"). In accordance with and pursuant to the terms of the Note, the undersigned hereby elects to
convert $                                in principal amount of the Note into shares of Common Stock, $.001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below.

Date of Conversion:

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price:

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address:

Issue to:

Facsimile Number:

Authorization:

By:

Title:

Dated:

If electronic book entry transfer, complete the following:
Account Number:
Transaction Code Number:

Date 11/4/07
Signature BY:    BARRY W. HERMAN PRESIDENT

COMPANY ACKNOWLEDGEMENT TO CONVERSION NOTICE

ACKNOWLEDGED AND AGREED: CERISTAR, INC.

By:
Name: Title:

Date:

EXHIBIT B CERISTAR BUDGET, DATED APRIL 14, 2004
Unit Name CeriStar, Inc. (CTRI) Fiscal Year 2004 Budget month May 1, 2004
Net Investment Ending cash balance
Qwest

22,000

22,000
American Fork Fiber

1,500

1,500

3,000
Provo City utilities

1,978

1,978
Provo Cable

1,464

1,464
Other/Eschelon

4,000

4,000
Cost of goods sold

1,500

30,942

32,442
Salaries

32,000

32,000

64,000
Commissions

15,000

15,000
Health insurance

5,800

5,800
Office rent

3,967

3,967
D&O Insurance

5,609

5,609
Billing expenses

720

720
Customer service

0
Employee expenses

7,500

7,500

15,000
Audit & Tax

5,000

5,000
Legal

20,000

20,000
Supplies

1,000

1,000
Marketing

2,000

2,000
Sales tax

0
Website

1,000

1,000
Miscellaneous

1,000

1,000
S.G&A

56,596
0
83,500
0
140,096
Network capex

7,300

7,300
Move-ins

13,000

13,000
Other

0
Test equipment

0
Switch move to FiberNet

5,000

5,000
Pulver FreeWorld Dial-up

0
Parkway Phase 2

0
Equipment

25,300
0
0
0
25,300
Conference/marketing

1,000

1,000
Aggregate Networks

3,000

3,000
AlphaWest Capital

2,000

2,000
Fundraising

0
Consulting expenses

5,000

5,000
Research

0
B of D stipend

0
Interest expense - UTFC

o
Interest expense - Ridgeline

0
Other

9,000
0
2,000
0
11,000
Total Expenses

92,396
0
116,442
0
208,838
FourfhGear

1,000

1,000

Office Team

1,500

1,500

David Burns

500

500

Earl Demorest

0

Internal revenue

0

Utah state tax commission

0

Vocal Data

10,000

10,000

20,000

Genuity

500

500

1,000

Ed Ekstrom

0

Dave Bailey credit card

0

American Banknote

0

Westchester invesment Ptnrs

0

George Kiser, et al

1,000

1,000

Work Comp

1,100

1,100

Xtend Communications

2,500

2,500

Swindler, Berlin

5,000

5,000

Sreve Stewart

0

Accounts payable

23,100
0
30,500
0
53,600

Total budget
Total budget                                      (115,496)         0 |          (140,386)                                                   0| (255,882)

Submitted by:                         Rob Lester
Date Updated:                       May 10, 2004

CTRIPromissory Note_052804

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖ If stock, complete this portion:

shares of the                                                       stock of
represented by certificate(s) Number(s)
In the name of the undersigned on the books of said company.

❖ If Bonds, complete this portion:

bonds of IMHI (fka Ceristar, Inc.)

in the principal amount of $ 35,000 Number(s) May 28, 2009

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

SOVCAP EQUITY PARTNERS. LTD

Signature

Date

Date 11-4-07

Signature
BY: BARRY W. HERMAN PRESIDENT

CERISTAR, INC. PROMISSORY NOTE

$69,000.00

Original Issue Date:
June 16, 2004

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC., a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD., a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of SIXTY-NINE THOUSAND DOLLARS ($69,000.00), without interest, except as specified herein.

1. Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120th day following the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds.

2. Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum. Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3. Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a.	June 2004 operating budget, as provided by the Company in attached Exhibit B

b. Consulting fees, as agreed

4. Conversion.

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock").

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium).

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price. Fractional shares will not be issued. In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder. For purposes of this Note, the "Conversion Price" shall mean the product of (a) .75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date.

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11:59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indernnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice. The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date."

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder. Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company.

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date.

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1.0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice. The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4.

(h) If any adjustment to the Conversion Price to be made pursuant to clause (j) of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment.

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time. All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable. The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be.

(j)      The Conversion Price shall be subject to adjustment from time to time as follows:

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place. In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire. For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock; and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder. The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission.

(1)      Unless the Note is under Default (as defined in Section 5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(ii) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following the conversion. For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 13(d) of the 1934 Act.

5. Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due; (c) the Maker shall make a general assignment for the benefit of creditors; (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing; then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver.

6. NEGATIVE COVENANTS. The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding.

(a)     Restrictions on Debt. Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except: Bridge Notes issued pursuant to this Agreement; Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts; Purchase money security interests not to exceed $250,000 per year; and Secured debt in an aggregate principal amount up to $20 million.
(i)      Definition of Debt. For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean: all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument; all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise; all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable; all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness; all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit; and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA.

(b) Restrictions on Equity Sales. The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below.

(c) Restrictions on Transactions with Affiliates. The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business. The Company will not increase the salary of any executive officer, or the remuneration of any director.

(d) Restrictions on Investments. Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, properly, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition; certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition; bank loan participations; and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); in all cases of such credit quality as a prudent business person would invest in. As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof.

(e)     Change in Business; Operations. The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in

Business"). The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity.

(f)     Exceptions With Consent of Purchasers. The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action. The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder.

7. No Waiver; Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder.

8. Costs and Expenses. The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether, or not legal proceedings are initiated.

9. Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

10. Governing Law; Jurisdiction and Service of Process. This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note. Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process. Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served.

11. Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

12. Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof.

13. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

14. Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

15. Set-off, Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder.

16. Headings. The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note.

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written.

EXHIBIT A
CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated April 14, 2004, in the principal amount of $69,000.00, and registered in the name of SovCap Equity Partners, Ltd. {NAME OF HOLDER} (the "Note"). In accordance with and pursuant to the terms of the Note, the undersigned hereby elects to
convert $                                in principal amount of the Note into shares of Common Stock, $.001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below.

Date of Conversion:

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price:

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address:

Issue to:

Facsimile Number:

Authorization:

By:

Title:

Dated:

If electronic book entry transfer, complete the following:
Account Number:
Transaction Code Number:

CTRIPromissory Note_061604                                                                                                                    - 1 -

COMPANY ACKNOWLEDGEMENT TO CONVERSION NOTICE

ACKNOWLEDGED AND AGREED: CERISTAR, INC.

By:
Name: Title:

Date:

CTRIPromissory Note_061604

EXHIBIT B CERISTAR JUNE OPERATING BUDGET

Supplier
United Healthcare

Ridgeline
Qwest
Vocal Data

Provo Cable
Provo City Utilities
Amer City Fork

Eschelon
Elliott Bay Eng
Highland Lakes
Advanced Tel Group

$5,924.00 $5,500.00 $25,000.00 $10,000.00 $1,400.00 $2,000.00 $1,500.00 $2,400.00 $880.00 $728.00 $521.99

Amount Current Amount Past Due Total
$5,924.00
$5,500.00 Parkway Eq. $20,000.00 $45,000.00 $9,159.00 $19,159.00 $1,528.16 $2,928.16 $2,015.34 $4,015.34

$1,500.00 Fiber Lease $2,400.00 Bandwidth $880.00 $728.00 Billing $521.99 Long Distance

Wired Attorney SEC Attorney

WIRED Settlement

$55,853.99
$35,358.95 $91,212.94

$10,000.00 $10,000.00

90000 30000 20000 20000 20000
25000 Equipment replacement
Payroll Schedule
Sub-total

Medicare	Soc Sec	Payday Totals	Annual Totals	Annual
43.50	166.00	3,229.50	83,967	78,000
36.25	185.00	2,691.25	69,973	65,000
41.83	178.85	3,105.29	80,738	75,000
18.07	77.26	1,341.48	34,379	32,400
33.46	143.08	2,484.23	64,590	60,000
33.46	143.08	2,484.23	64,590	60,000
15.62	66.77	1,159.31	30,142	28,000
33.46	143.08	2,484.23	64,590	60,000
33.46	14108	2,484.13	64,590	60,000
		2,000.00	48,000	48,000
		23.463,75	606,058	566,400

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖ if stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)

In the name of the undersigned on the books of said company,

❖ If Bonds, complete this portion:

bonds of IMHI (fka Ceristar, Inc.)

in the principal amount of $ 69,000 Number(s) June 16, 2004

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

Date
Signature BY:    BARRY W. HERMAN PRESIDENT

11/4/07
Date

CERISTAR, INC PROMISSORY NOTE

$55,000 00

Original Issue Date July 1,2004

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC, a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD, a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd, Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of FIFTY-FIVE THOUSAND DOLLARS ($55,000.00), without interest, except as specified herein

1 Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120th day following the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (15%) of the outstanding principal amount of this Note All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3 Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

Wired, LLC Settlement Agreement, Commitment Letter attached as Exhibit B
Pemberley development fiber-to-the-premises, equipment installation Consulting fees, as agreed

CTRIPromissory Note_061604

4 Conversion

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock")

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium)

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price Fractional shares will not be issued In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder For purposes of this Note, the "Conversion Price" shall mean the product of (a) 75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11 59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date "

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1.0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4

(h) If anv adjustment to the Conversion Price to be made pursuant to clause ffi of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be

(j)      The Conversion Price shall be subject to adjustment from time to time as follows:

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock, and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission

(1)      Unless the Note is under Default (as defined in Section .5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(ii) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9 99% of the outstanding shares of the Common Stock following the conversion For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 13(d) of the 19.34 Act

5       Events of Default If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver

6.        NEGATIVE COVENANTS The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding

(a)     Restrictions on Debt   Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except Bridge Notes issued pursuant to this Agreement, Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts, Purchase money security interests not to exceed $250,000 per year, and Secured debt in an aggregate principal amount up to $20 million

(i)      Definition of Debt For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean: all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument, all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise, all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable, all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Per son, even though such Person has not assumed or become liable for the payment of such indebtedness, all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit, and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA

(b) Restrictions on Equity Sales The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below

(c) Restrictions on Transactions with Affiliates, The Company will not make anv loans or advances to anv of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business The Company will not increase the salary of any executive officer, or the remuneration of any director

(d) Restrictions on Investments Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition, certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition, bank loan participations, and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), in all cases of such credit quality as a prudent business person would invest in As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof

(e)     Change in Business, Operations The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in

Business") The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity

(f)      Exceptions With Consent of Purchasers. The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder

7 No Waiver. Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

8 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

9 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

10 Governing Law. Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

11 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

12 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof

13 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

14.     Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

15 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

16 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

EXHIBIT A- CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated July 1, 2004, in the principal amount of $5.5,000 00 (the "Note"), and registered in the name of SovCap Equity Partners, Ltd In accordance with and pursuant to the terms of the Note, the undersigned hereby elects to convert $in principal amount of the Note into shares of Common Stock, $ 001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below

Date of Conversion

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the

Issue to:

Facsimile Number

Authorization:

By:

Title
Dated:

If electronic book entry transfer, complete the following:
Account Number
Transaction Code Number:

CTRIPromissory Note_070104

COMPANY ACKNOWLEDGEMENT TO CONVERSION NOTICE

ACKNOWLEDGED AND AGREED CERISTAR, INC.

By:
Name Title

Date;

CTRJ_Promissory Note_070104

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖   If stock, complete this portion:

shares of the                                                       stock of_

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

❖    If Bonds, complete this portion:

bonds of   IMHI (fka Ceristar, Inc.)

in

the principal amount of $ 55,000Number(s) July 1, 2004

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.
Signature Date BY:    BARRY W. HERMAN

PRESIDENT

CERISTAR, INC. PROMISSORY NOTE

$35,000.00

Original Issue Date July 9, 2004

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC , a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD, a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O BoxN-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of THIRTY-FIVE THOUSAND DOLLARS ($35,000.00), without interest, except as specified herein

1 Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120th day following the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the R-epayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3 Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a   July 9, 2004 payroll and other agreed expenses b   Consulting fees, as agreed 4. Conversion

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock")

(b) If the Holder- elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium)

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price Fractional shares will not be issued In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder For' purposes of this Note, the "Conversion Price" shall mean the product of (a) 75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11 59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Alaker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice. The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date "

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder. Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1.0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4

(h) If any adjustment to the Conversion Price to be made pursuant to clause (j) of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time AH shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be

(j)      The Conversion Price shall be subject to adjustment from time to time as follows

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock, and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission

(1)      Unless the Note is under Default (as defined in Section 5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(ii) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9 99% of the outstanding shares of the Common Stock following the conversion For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 1.3(d) of the 1934 Act

5 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver

6 NEGATIVE COVENANTS. The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding

(a)     Restrictions on Debt   Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except: Bridge Notes issued pursuant to this Agreement, Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts, Purchase money security interests not to exceed $250,000 per year, and Secured debt in an aggregate principal amount up to $20 million

(i)      Definition of Debt For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument, all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise, all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable, all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness, all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit, and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA

(b) Restrictions on Equity Sales The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below

(c) Restrictions on Transactions with Affiliates The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business The Company will not increase the salary of any executive officer, or the remuneration of any director

(d) Restrictions on Investments Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition, certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition, bank loan participations, and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), in all cases of such credit quality as a prudent business person would invest in As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof

(e)     Change in Business, Operations The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in

Business") The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity

(f)      Exceptions With Consent of Purchasers The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder

7 No Waiver; Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

8 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

9 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

10 Governing Law, Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

11 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

12 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof.

13 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

14 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

15 Set-off, Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

16 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

[Missing Graphic Reference]

EXHIBIT A

CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated July 9, 2004, in the principal amount of $35,000 00 (the "Note"), and registered in the name of SovCap Equity Partners, Ltd In accordance with and pursuant to the terms of the Note, the undersigned hereby elects to convert $in principal amount of the Note into shares of Common Stock, $.001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below

Date of Conversion

Principal Amount of Note to be converted
Redemption Premium
Accrued Interest and/or Fees
Total Amount of Note to be Converted

Please confirm the following information:
Conversion Price:

Number of shares of Common Stock to be issued

Please issue the Common Stock into which the Note is being converted in the following name and to the

Issue to:

Facsimile Number

Authorization:

By:
Title

Dated

If electronic book entry transfer, complete the following
Account Number:
Transaction Code Number:

COMPANY ACKNOWLEDGEMENT CONVERSION NOTICE

ACKNOWLEDGED AND AGREED CERISTAR, INC.

By
Name: Title

Date:

CTRI_Promissory Note_070904

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

If stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said compay.

If Bonds, complete this portion:

bonds of IMHI (fka Ceristar, Inc.)

in the principal amount of $35,000 Number(s)  July 9, 2004

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.
Date
Date

Signature BY:    BARRY W. HERMAN PRESIDENT

CERISTAR, INC. PROMISSORY NOTE
$36,300.00

Original Issue Date: August 23, 2004

FOR VALUE RECEIVED, the undersigned, CERISTAR, INC., a Delaware corporation with offices at 50 West Broadway, Suite 1100, Salt Lake City, UT, 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD., a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of THIRTY-SIX THOUSAND, THREE HUNDRED DOLLARS ($36,300.00), without interest, except as specified herein.

1. Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 120ta day following the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time. Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds.

2. Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum. Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3. Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a. Operating expenses, as agreed
b. Payroll
c. Consulting fees, as agreed

CTRIPromissory Note_082304

4. Conversion

(a) At any time after the date that is 120 days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock").

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium).

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price. Fractional shares will not be issued. In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder. For purposes of this Note, the "Conversion Price" shall mean the product of (a) .75 and (b) the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Conversion Date.

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11:59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice. The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date."

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder. Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company.

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date.

(a)

CTRIPromissory Note_082304

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder' on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1.0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice. The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4.

(h) If any adjustment to the Conversion Price to be made pursuant to clause (j) of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event, provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment.

(i)          Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time. All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable. The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be.

(j)     The Conversion Price shall be subject to adjustment from time to time as follows:

(i)      If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

(ii)     Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place. In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire. For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock; and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof.

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder. The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission.

(1)      Unless the Note is under Default (as defined in Section 5 of the Note) or unless prior to an Organic Change (as defined in Section 4(j)(ii) of the Note), in no event shall the Holder be entitled to convert the Notes in excess of that number, which upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following the conversion. For purposes of the foregoing proviso, the aggregate number of shares of common stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion or exercise of the Notes with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining unconverted Notes owned by the Holder or its affiliates, and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and it affiliates. Except as set forth in the preceding sentence, for purposes of this Section 4(1), beneficial ownership shall be calculated in accordance with Section 13(d) of the 1934 Act.

5. Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due; (c) the Maker shall make a general assignment for the benefit of creditors; (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing; then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver.

6. NEGATIVE COVENANTS. The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding.

(a)     Restrictions on Debt. Hereafter, the Company will not create, assume, or incur or become or at any time be liable in respect of, any Debt, except: Bridge Notes issued pursuant to this Agreement; Debt outstanding on the date hereof to the extent reflected on the most recent balance sheet of the Company or incurred in the ordinary course of business thereafter and debt incurred to accomplish duties and obligations of the Company under contracts to provide customer premises equipment, services, or other related obligations to existing or new customers of the Company as a result of business contracts; Purchase money security interests not to exceed $250,000 per year; and Secured debt in an aggregate principal amount up to $20 million.
(i)      Definition of Debt. For purposes of this Agreement, the capitalized term "Debt" of any Person shall mean: all indebtedness of such Person for borrowed money, including without limitation obligations evidenced by bonds, debentures, Bridge Notes, or other similar instrument; all indebtedness guaranteed in any manner by such Person, or in effect guaranteed by such Person through an agreement to purchase, contingent or otherwise; all accounts payable which, to the knowledge of such Person, have remained unpaid for a period of 90 days after the same become due and payable in accordance with their respective terms taking into account any grace period relating to the due date expressly set forth in the applicable invoice with respect to the payment of such accounts payable; all indebtedness secured by any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in property owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness; all indebtedness created or arising under any conditional sale agreement or lease in the nature thereof (including obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capitalized leases) (but excluding operating leases) or other title retention agreement with respect to property acquired by such Person, even though the rights and remedies of the seller or lender- under such agreement in the event of default are limited to repossession of such property all bankers' acceptances and letters of credit; and liabilities in respect of unfunded vested benefits under Plans covered by Title IV of ERISA.

(b) Restrictions on Equity Sales. The Company will not offer or enter into an agreement to sell equity securities of the Company, under private placement memorandum or other private offering document or letter, whether of equity securities, convertible debt securities, or securities or instruments convertible into or exchangeable for debt or equity securities of the Company, except through an underwritten public offering or after receiving approval by the purchaser as described in 6(f) below.

(c) Restrictions on Transactions with Affiliates. The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business. The Company will not increase the salary of any executive officer, or the remuneration of any director.

(d)     Restrictions on Investments. Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition; certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition; bank loan participations; and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement); in all cases of such credit quality as a prudent business person would invest in. As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof.

(e)     Change in Business; Operations. The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in

Business"). The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity.

(f)      Exceptions With Consent of Purchasers. The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action. The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder.

7. No Waiver; Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder.

8. Costs and Expenses. The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

9. Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

10. Governing Law; Jurisdiction and Service of Process. This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note. Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process. Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served.

11. Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

12. Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual

13. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

14. Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

15. Set-off, Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder,

16. Headings. The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note.

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written..

[Missing Graphic Reference]

EXHIBIT A

CONVERSION NOTICE

Reference is made to terms and conditions of the Note, dated August 23, 2004, in the principal amount of §36,300.00 (the "Note"), and registered in the name of SovCap Equity Partners, Ltd. In accordance with
and pursuant to the terms of the Note, the undersigned hereby elects to convert $                                                                                                                                in
principal amount of the Note into shares of Common Stock, $ .001 par value per share (the "Common
Stock"), of the Company, by tendering the original Note specified below as of the date specified below.

Date of Conversion:

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price:

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address:

Issus to:

Facsimile Number:

Authorization:

By:
Title:

Dated:

If electronic book entry transfer, complete the following:
Account Number:
Transaction Code Number:

CTRIPromissory Note_082304

COMPANY ACKNOWLEDGEMENT TO CONVERSION NOTICE

ACKNOWLEDGED AND AGREED: CERISTAR, INC.

By:
Name: Title:

Date:

CTRIPromissory Note_082304

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖   If stock, complete this portion:

shares of the                                                       stock of_

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

❖   If Bonds, complete this portion:

bonds of IMHI (fka Ceristar, Inc.

in the principal amount of $ 36,300                                                                           Number(s) August 23, 2004

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

Date

Signature BY:    BARRY W. HERMAN PRESIDENT

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

$20,000

Original Date: August 19, 2005

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD., a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of TWENTY THOUSAND DOLLARS ($20,000), together with interest, as specified herein.

1. Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds.

2. Interest. Interest on this Note shall accrue at the rate of six percent (6%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand). Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law.

3. Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due; (c) the Maker shall make a general assignment for the benefit of creditors; (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing; then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived.

NY\25530U

4. No Waiver; Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder.

5. Costs and Expenses. The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

6. Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

7. Governing Law; Jurisdiction and Service of Process. This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument. In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note. Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process. Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served.

8. Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

9. Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof.

4.

2
NY\255301 1

10. Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

11. Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note.

12. Set-off, Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder.

13. Headings. The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note.

[signature on next page]

3
NY\255.301 1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written.

ENDAVO MEDIA AND COMMUNICATIOS, INC.

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

$4,500
                                                                                       Original Date September 9, 2005

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd , Cumberland House #27, Cumberland Street, P.O. Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of FOUR THOUSAND FIVE HUNDRED DOLLARS ($4,500), together with interest, as specified herein

1 Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Interest on this Note shall accrue at the rate of six percent (6%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty=four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3 Events of Default If any of the following conditions or events shall occur and be continuing; (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless ail defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

NY\255301.1

4 No Waiver; Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

5 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

6 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

7 Governing Law; Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

8 Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

9 Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof.

9

2
NY\255301.1

10 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

11 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

12 Set-off. Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

13 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

3
NY\255301.1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[Missing Graphic Reference]

ENDAVO MEDIA AND COMMUNTCATONS< INC
[CORPORATE SEAL]

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

If stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

If Bonds, complete this portion:

bonds of  IMHI (fka Endavo Media)

in the principal amount of $ 4,500 Number(s) September 9, 2005 inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

[Missing Graphic Reference]

Date

Date

11/14/07

ENDAVO MEDIA AND COMMUNICATIONS, INC PROMISSORY NOTE

$12,500
December 16, 2005

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd, Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of TWELVE THOUSAND FIVE-HUNDRED DOLLARS ($12,500), together with interest, as specified herein

1       Demand Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note. The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2.      Mandatory Payments. The Maker agrees to make mandatory payments to the Holder in an amount equaling ten percent (10%) of gross profits (net revenue after cost of sales) received by the Company during each fiscal quarter, as reported by the Company Payments shall be made to the Holder within ten (10) days of the date the Maker is able to produce financial statements or no later than the date upon which the Maker files financial statements with the Securities and Exchange Commission (SEC) Mandatory payments made shall be applied to reduce the outstanding principal amount of this Note, along with accrued interest, until the Note is paid in full by the Maker, whether by Mandatory or Demand Payments

3 Interest. Interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

4 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit ->f creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code
">ow or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any v relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been

BY:    BARRY W. HERMAN PRESIDENT

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

ENDAVO MEDIA AND COMMUNICATONS< INC

NY\255301.1

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

♦>    If stock, complete this portion:

shares of the                                                       stock of
represented by certificate(s) Number(s)
In the name of the undersigned on the books of said company.

❖   If Bonds, complete this portion:

bonds of   IMHI (fka Endavo Media)

in the principal amount of $   12,500     Numbers)  December 16, 2005

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

Date

Date 11/4/07

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

        December 22, 2005

$20,500

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd., Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of TWENTY THOUSAND FIVE-HUNDRED DOLLARS ($20,500), together with interest, as specified herein

1 Demand Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Mandatory Payments. The Maker agrees to make mandatory payments to the Holder in an amount equaling ten percent (10%) of gross profits (net revenue after cost of sales) received by the Company during each fiscal quarter, as reported by the Company Payments shall be made to the Holder within ten (10) days of the date the Maker is able to produce financial statements or no later than the date upon which the Maker files financial statements with the Securities and Exchange Commission (SEC) Mandatory payments made shall be applied to reduce the outstanding principal amount of this Note, along with accrued interest, until the Note is paid in full by the Maker, whether by Mandatory or Demand Payments

3 Interest. Interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand). Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

4 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been

Signature BY:    BARRY W. HERMAN

PRESIDENT

instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

5 No Waiver; Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

6 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

7 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

8 Governing Law, jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

9 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

10 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery

5

NYY25530M

(receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof

11 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

12 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

13 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

14 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

NYA255301.1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

ENDAVO MEDIA AND COMMUNICATONS, INC

/Paul Hamm President

NYA255301.1

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖   If stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

If Bonds, complete this portion:

bonds of  IMHI (fka Endavo Media)
in

the principal amount of $ 20,500 Number(s) December 23, 2005 inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

SOVCAP EQUITY PARTNERS, LTD
Date Date 11/4/07

[Missing Graphic Reference]
Signature BY:    BARRY W. HERMAN PRESIDENT

ENDAVO MEDIA AND COMMUNICATIONS, INC PROMISSORY NOTE

$20,000
 August 19, 2005

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd, Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of TWENTY THOUSAND DOLLARS ($20,000), together with interest, as specified herein

1 Payments. The Maker agrees to pay the principal of this Note and any accrued inter est thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Interest on this Note shall accrue at the rate of six percent (6%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3.       Events of Default If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts; (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

4 No Waiver. Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

5 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

6 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

7 Governing Law; Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Utah and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or to appeal or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

8 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

9 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery
(receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof

NY\255301.1

10 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

11 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

12 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

13 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

NY\255301.1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

ENDAVO MEDIA AND COMMUNICATONS, INC

[CORPORATE SEAL]

NY\255301..1

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖    If stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

If Bonds, complete this portion:

.bonds of  IMHI (fka Endavo Media)

in the principal amount of $ 20,000 Number(s) August 19, 2005 inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

SOVCAP EQUITY PARTNERS, LTD, Signature
[Missing Graphic Reference]

Date
Date 11/4/07

ENDAVO MEDIA AND COMMUNICATIONS. INC PROMISSORY NOTE

$3,000
 January 6, 2006

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS. INC, a Delaware corporation with offices at SOWest Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD, a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd, Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of THREE THOUSAND DOLLARS ($3,000), together with interest, as specified herein

1 Demand Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Mandatory Payments. The Maker agrees to make mandatory payments to the Holder in the event the Maker receives the earlier of net revenues or equity or debt financing as follows 1) the Maker shall make Mandatory Payments in an amount equaling ten percent (10%) of gross profits (net revenue after cost of sales) received by the Company during each fiscal quarter, as reported by the Company, or 2) the Maker shall make Mandator/ Payments in amount equaling five percent (5%) of any equity or debt financing received by the company Payments shall be made to the Holder within ten (10) days of the date the Maker is able to produce financial statements, no later than the date upon which the Maker files financial statements with the Securities and Exchange Commission (SEC), or of the date the Maker closes a financing Mandatory payments made shall be applied to reduce the outstanding principal amount of this Note, along with accrued interest, until the Note is paid in full by the Maker, whether paid by Mandatory or Demand Payments

3 Interest, interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

4 Events of Default. If any of the following conditions or events shall occur and be continuing: (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable; (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

5 No Waiver; Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

6 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

7.      Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for' which given.

8 Governing Law. Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

9 Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

Signature
BY: BARRY W. HERMAN PRESIDENT

10 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof

11 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

12 Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

13 Set-off. Counterclaim. In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

14 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written

ENDAVO MEDIA AND COMMUNICATONS< INC

By
Paul D Hamm President

NY\255301..1

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

$3,000
                                                                                               January 18, 2006

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd , Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of THREE THOUSAND DOLLARS ($3,000), together with interest, as specified herein

1 Demand Payments. The Maker agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Mandatory Payments. The Maker agrees to make mandatory payments to the Holder in the event the Maker receives the earlier of net revenues or financing as follows: 1) the Maker shall make Mandatory Payments in an amount equaling ten percent (10%) of gross profits (net revenue after cost of sales) received by the Company during each fiscal quarter, as reported by the Company, or 2) the Maker shall make Mandatory Payments in amount equaling five percent (5%) of any equity or debt financing received by the company Payments shall be made to the Holder within ten (10) days of the date the Maker is able to produce financial statements, no later than the date upon which the Maker files financial statements with the Securities and Exchange Commission (SEC), or of the date the Maker closes a financing Mandatory payments made shall be applied to reduce the outstanding principal amount of this Note, along with accrued interest, until the Note is paid in full by the Maker, whether paid by Mandatory or Demand Payments

3 Interest. Interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

4 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit

1

NY\25530L1

of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

5 No Waiver, Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

6 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

7,       Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of tins Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

8       Governing Law. Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

9.       Successors and Assigns. This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

2
NY\255301..1

10 Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof

11 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

12 Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

13 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

14 Headings The headings in this Note are solely for the convenience of reference anu Snail be given no effect in the construction or interpretation of this Note.

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[Missing Graphic Reference]

ENDAVO MEDIA AND COMMUNICATOR, INC.

3
NYV255301 1

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

$5,000
February 3, 2006

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 50West Broadway, Suite 400, Salt Lake City, UT 84101 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS, LTD , a Bahamas corporation, or its registered assigns (the "Holder"), at its office at c/o Lion Corporate Securities Ltd, Cumberland House #27, Cumberland Street, P O Box N-10818, Nassau, New Providence, The Bahamas or at such other place as may be designated by the holder hereof in writing, the principal sum of FIVE THOUSAND DOLLARS ($5,000), together with interest, as specified herein

1 Demand Payments. The Maker agrees to nay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Mandatory Payments. The Maker agrees to make mandatory payments to the Holder in the event the Maker receives the earlier of net revenues or financing as follows; 1) the Maker shall make Mandatory Payments in an amount equaling ten percent (10%) of gross profits (net revenue after cost of sales) received by the Company during each fiscal quarter, as reported by the Company, or 2) the Maker shall make Mandatory Payments in amount equaling five percent (5%) of any equity or debt financing received by the company Payments shall be made to the Holder within ten (10) days of the date the Maker is able to produce financial statements, no later than the date upon which the Maker files financial statements with the Securities and Exchange Commission (SEC), or of the date the Maker closes a financing Mandatory payments made shall be applied to reduce the outstanding principal amount of this Note, along with accrued interest, until the Note is paid in full by the Maker, whether paid by Mandatory or Demand Payments

3 Interest. Interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

4 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit

1

NYV255301.

of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for' relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

5 No Waiver; Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

6 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated.

7 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

8.       Governing Law. Jurisdiction and Seivice of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

9       Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof.

NY\255301..1

10 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof

11 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

12 Waiver of Notice. The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

13 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

14 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

NY\255301.1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[Missing Graphic Reference]

ENDAVO MEDIA AND COMMUNICATOR, INC.

A
NY\25530U

ENDAVO MEDIA AND COMMUNICATIONS, INC. PROMISSORY NOTE

$50,000
 February 24, 2006

FOR VALUE RECEIVED, the undersigned, ENDAVO MEDIA AND COMMUNICATIONS, INC, a Delaware corporation with offices at 10 Glenlake Parkway, Suite 130, Atlanta, GA 30328 (the "Maker"), unconditionally promises to pay to the order of SOVCAP EQUITY PARTNERS LTD , a Bahamas Limited Partnership, or its registered assigns (the "Holder"), at such place as may be designated by the holder hereof in writing, the principal sum of FIFTY THOUSAND DOLLARS ($50,000), together with interest, as specified herein

1 Demand Payments. The Maker' agrees to pay the principal of this Note and any accrued interest thereon immediately upon demand from the Holder requesting payment, which demand may be made at any time after 45 days from the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time upon ten (10) business days notice. All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Interest on this Note shall accrue at the rate of twelve percent (12%) per annum on the unpaid principal balance from the date hereof until the principal sum has been paid in full Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, a premium shall accrue on the principal amount due at a rate per annum equal to twenty-four percent (24%) per annum from the due date (upon demand) Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of or interest on this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived

4 No Waiver, Rights and Remedies Cumulative. No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a

1

NY\255301,1

waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

5 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

6 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

7 Governing Law; Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 10 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

8 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

9 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confnmation report) if delivered on a business day during normal business hours where such notice is to be day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 9 except that such change shall not be effective until actual receipt thereof.

10 Severability. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or

2
NY\255301..1

unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

11 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

12 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

13 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

3
NY\255301.1

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[Missing Graphic Reference]

ENDAVO MEDIA AND COMMUNICATIONS, INC.

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

♦:♦ If stock, complete this portion:

shares of the                                                  stock of

represented by certificate^) Number(s)_

In the name of the undersigned on the books of said company. ❖ If Bonds, complete this portion:
bonds of IMHI (fka Endavo Media)

in the principal amount of $ 50,000 Numbers)    February 24, 2006

inclusive standing in the name of the undersigned on books of said company. The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.
nature 1 \ Date lire [v] Date

INTEGRATED MEDIA HOLDINGS, INC. PROMISSORY NOTE
August 1, 2006

$32,500 00

FOR VALUE RECEIVED, the undersigned, INTEGRATED MEDIA HOLDINGS, INC., a Delaware corporation with offices at 10 Glenlake Parkway, Suite 130, Atlanta, GA 30328 (the "Maker"), unconditionally promises to pay to the order of SovCap Equity Partners, LTD , a Bahamas Limited Partnership (the "Holder"), at such place as may he designated by the Holder hereof in writing, the principal sum of THIRTY TWO THOUSAND, FIVE HUNDRED DOLLARS ($32,500 00), without interest, except as specified herein

1 Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the 60th day following the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (1.5%) of the outstanding principal amount of this Note All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3 Use of Proceeds.  The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses

a   WV Fiber LLC Asset Purchase and related costs b   Working capital

4 Conversion.

(a)     At any time after the date that is ninety (90) days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock")

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium).

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price Fractional shares will not be issued In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder For purposes of this Note, the "Conversion Price" shall mean $0 25

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11 59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date "

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 10% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4

(h)           If any adjustment to the Conversion Price to be made pursuant to clause (j)

of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event,

provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be

(j)      The Conversion Price shall be subject to adjustment from time to time as follows.

(i) If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased

(ii) Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place. In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable. The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock, and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission

5       Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution, or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payable, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver

6.        NEGATIVE COVENANTS The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding

(a) Restrictions on Transactions with Affiliates The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business The Company will not increase the salary of any executive officer, or the remuneration of any director

(b) Restrictions on Investments. Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition, certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition, bank loan participations, and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), in all cases of such credit quality as a prudent business person would invest in As used in this Section, "Excess Cash{ XE "Excess Cash"}" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof

(c) Change in Business, Operations The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in Business { XE "Change in Business"}") The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity

(d) Exceptions With Consent of Purchasers The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder

7 No Waiver, Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

8 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

9 Amendments. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

10 Governing Law, Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws The Maker hereby irrevocably consents to the jurisdiction of the courts of the

State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

11 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

12 Notice Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received: (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received, or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual receipt thereof

13 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

14 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

15 Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

16 Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]
[Missing Graphic Reference]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[CORPORATE SEAL]

EXHIBIT A

Reference is made to terms and conditions of the Note in the principal amount of $[] registered in the name of {NAME OF HOLDER} (the "Note"). In accordance with and pursuant to the terms of the
Note, the undersigned hereby elects to convert $                                                                                                in principal amount of the Note into
shares of Common Stock, $.001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below

Date of Conversion:

Principal Amount of Note to be converted Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address:

Issue to:

Facsimile Number

Authorization

By
Title:

Dated

If electronic book entry transfer, complete the following
Account Number:
Transaction Code Number

COMPANY ACKNOWLEDGEMENT TO
CONVERSION NOTICE

ACKNOWLEDGED AND AGREED INTEGRATED MEDIA HOLDINGS, INC.

By
Name Title:

Date

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖ If stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)

In the name of the undersigned on the books of said company.

❖ If Bonds, complete this portion:

bonds of IMHI

in the principal amount of $ 32,500                                                                           Number(s) August 1, 2006

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint
[Missing Graphic Reference]

attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

Date

Date 11/4/07

INTEGRATED MEDIA HOLDINGS, INC. PROMISSORY NOTE
$12,000. 00
    November 14, 2006

FOR VALUE RECEIVED, the undersigned, INTEGRATED MEDIA HOLDINGS, INC., a Delaware corporation with offices at 10 Glenlake Parkway, Suite 130, Atlanta, GA 30328 (the "Maker"), unconditionally promises to pay to the order of SovCap Equity Partners, LTD , a Bahamas Limited Partnership (the "Holder"), at such place as may be designated by the Holder hereof in writing, the principal sum of TWELVE THOUSAND DOLLARS ($12,000 00), without interest, except as specified herein

1 Payments. The Maker agrees to pay the principal of this Note within ten (10) days following demand from the Holder requesting payment, which demand may be made at any time after the issue date of this Note The Maker shall have the right to prepay this Note in whole at any time or in part from time to time Any payments, including prepayments, of principal of this Note, whether upon demand, at the option of the Company, upon default or otherwise shall include a repayment premium equal to the product of (a) the Repayment Percentage (as defined below) and (b) the number of thirty (30) day periods (rounded up to the next whole number) (each 30-day period referred to as a "Monthly Period") that this Note has been outstanding (computed from the date of issuance of this Note to the date of payment) but in no event higher than the maximum amount permitted by law. For purposes of this Note, the Repayment Percentage shall mean one and one-half percent (L.5%) of the outstanding principal amount of this Note All payments by the Maker on account of principal, premium, interest or fees hereunder shall be made in money of the United States of America that at the time of payment is legal tender, by wire transfer of immediately available funds

2 Interest. Without limiting any of the rights of the holder of this Note under Section 4 of this Note, if any payment of principal or premium thereon is not made when the same shall become due and payable hereunder, interest shall accrue thereon at a rate per annum equal to twelve percent (12%) per annum. Notwithstanding anything to the contrary contained herein, no payments that are considered interest shall accrue or be payable at a rate in excess of the maximum amount permitted by law

3 Use of Proceeds. The Company agrees use the proceeds from the sale and issuance of the Bridge Notes only for payment of following expenses:

a   WV Fiber LLC Asset Purchase and related costs b   Working capital

4 Conversion

(a)     At any time after the date that is ninety (90) days following the issue date of this Note and from time to time, the Holder may convert all or any portion of this Note, together with the Repayment Percentage, and accrued and unpaid interest and fees due on this Note (the "Conversion Amount") into shares of common stock of the Maker (the "Common Stock")

(b) If the Holder elects to convert less than the full principal amount of this Note, the Maker shall issue a Note in substantially the same form as this Note, except that the principal amount shall be reduced by the principal amount so converted (exclusive of the redemption premium)

(c) The number of shares of Common Stock issuable upon conversion of this Note is equal to the quotient of the Conversion Amount of that portion of the Note being converted divided by the Conversion Price Fractional shares will not be issued In lieu of any fraction of a share, the Maker shall deliver its check for the dollar amount of the less than full share remainder For purposes of this Note, the "Conversion Price" shall mean $0 25

(d) To convert this Note into Common Stock, (the "Conversion Date"), the Holder hereof shall (A) deliver or transmit by facsimile, for receipt on or prior to 11 59 P.M., Eastern Time, on such date, a copy of a fully executed notice of conversion in the form attached hereto as Exhibit A (the "Conversion Notice") to the Maker or its designated transfer agent for its Common Stock (the "Transfer Agent"), and (B) surrender to a common carrier for delivery to the Maker or the Transfer Agent as soon as practicable following such date, this Note (or an indemnification undertaking with respect to such shares in the case of the loss, theft, or destruction of this Note) and the originally executed Conversion Notice The date the Maker receives the Conversion Note and this Note is hereinafter the "Conversion Date "

(e) Upon receipt by the Maker of a facsimile copy of a Conversion Notice, the Maker shall immediately send, via facsimile, a confirmation of receipt of such Conversion Notice to Holder Upon receipt by the Maker or the Transfer Agent of the Note to be converted pursuant to a Conversion Notice, together with the originally executed Conversion Notice, the Maker or the Transfer Agent (as applicable) shall, within five (5) business days following the date of receipt, (A) issue and surrender to a common carrier for overnight delivery to the address as specified in the Conversion Notice, a certificate, registered in the name of Holder or its designee, for the number of shares of Common Stock to which Holder shall be entitled or (B) credit the aggregate number of shares of Common Stock to which such Holder shall be entitled to the Holder's or its designee's balance account at The Depository Trust Company

(f) The Person or persons entitled to receive the shares of Common Stock issuable upon a conversion of this Note shall be treated for all purposes as the "Record Holder" or Holder of such shares of Common Stock on the Conversion Date

(g) If the Maker shall fail to issue to Holder within five (5) business days following the date of receipt by the Maker or the Transfer Agent of this Note to be converted pursuant to a Conversion Notice, a certificate for the number of shares of Common Stock to which each Holder is entitled upon Holder's conversion of this Note, in addition to all other available remedies which such Holder may pursue hereunder, the Maker shall pay additional damages to Holder on each day after the fifth (5th) business day following the date of receipt by the Maker or the Transfer Agent an amount equal to 1 0% of the product of (A) the number of shares of Common Stock not issued to Holder and to which Holder is entitled multiplied by (B) the Closing Bid Price of the Common Stock on the business day following the date of receipt by the Maker or the Transfer Agent of the Conversion Notice The foregoing notwithstanding, Holder at its option may withdraw a Conversion Notice, and remain a Holder of this Note, if Holder has otherwise complied with this Section 4

(h)           If any adjustment to the Conversion Price to be made pursuant to clause (j)

of this Section 4 becomes effective immediately after a record date for an event as therein described, and conversion occurs prior to such event but after the record date, the Maker may defer issuing, delivering, or paying to Holder any additional shares of Common Stock or check for any cash remainder required by reason of such adjustment until the occurrence of such event,

provided that the Maker delivers to Holder a due bill or other appropriate instrument evidencing the Holders' right to receive such additional shares or check upon the occurrence of the event giving rise to the adjustment

(i)           Until such time as this Note has been fully redeemed, the Maker shall reserve out of its authorized but unissued Common Stock enough shares of Common Stock to permit the conversion of the entire Redemption Price and all accrued and unpaid interest due on this Note at any time All shares of Common Stock issued upon conversion of this Note shall be fully paid and nonassessable. The Maker covenants that if any shares of Common Stock,

required to be reserved for purposes of conversion of this Note hereunder, require registration with or approval of any governmental authority under any federal or state law or listing upon any national securities exchange before such shares may be issued upon conversion, the Maker shall in good faith, as expeditiously as possible, endeavor to cause such shares to be duly registered,

approved or listed, as the case may be

(j)      The Conversion Price shall be subject to adjustment from time to time as follows

(i) If the Maker at any time subdivides (by any stock split, stock dividend, recapitalization, or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced If the Maker at any time combines (by combination, reverse stock split, or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased

(ii) Prior to the consummation of any Organic Change (as defined below), the Maker will make appropriate provision (in form and substance satisfactory to the Holder to insure that Holder will thereafter have the right to acquire and receive in lieu of, or in addition to, (as the case may be) the shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Holder's Note, such shares of stock, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of shares of Common Stock immediately theretofore acquirable and receivable upon the conversion of this Note had such Organic Change not taken place In any such case, the Maker will make appropriate provision (in form and substance satisfactory to Holder with respect to such Holder's rights and interests to insure that the provisions of this clause (j) will thereafter be applicable The Maker will not effect any such consolidation, merger, or sale, unless prior to the consummation thereof the successor entity (if other than the Maker) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance satisfactory to Holder), the obligation to deliver to Holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, that Holder may be entitled to acquire For purposes of this Agreement, "Organic Change" means any recapitalization, reorganization, reclassification, consolidation, merger, or sale of all or substantially all of the Maker's assets to another Person (as defined below), or other similar transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities, or assets with respect to or in exchange for Common Stock, and "Person" means an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, and a government or any department or agency thereof

(k)     The Holder shall be entitled to piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of this Note by the Holder The Company agrees to include such shares on the first available registration, including forms S-l, SB-2 or S-3, filed by the Company with Securities and Exchange Commission

5 Events of Default If any of the following conditions or events shall occur and be continuing (a) the Maker shall default in the payment of principal of this Note when the same becomes due and payable, (b) the Maker shall admit in writing its inability to pay its debts as such debts become due, (c) the Maker shall make a general assignment for the benefit of creditors, (d) the Maker shall commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect); (e) the Maker shall file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, or adjustment of debts, (f) there shall have been instituted against the Maker any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under the Federal Bankruptcy Code or any other law relating to bankruptcy, insolvency or adjustment of debts, which are not dismissed within sixty (60) days after such institution; or (g) the Maker shall take any action for the purposes of effecting any of the foregoing, then, and in any such event, the Holder may at any time (unless all defaults shall theretofore have been remedied) at its option, declare this Note to be due and payable, whereupon this Note shall forthwith mature and become due and payauie, together with interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waiver.

6 NEGATIVE COVENANTS The provisions of this Section 6 shall remain in effect so long as any of the Bridge Notes shall remain outstanding

(a) Restrictions on Transactions with Affiliates The Company will not make any loans or advances to any of its officers, shareholders, or Affiliates, other than expense advances made by the Company to its officers and employees in the ordinary course of business The Company will not increase the salary of any executive officer, or the remuneration of any director

(b) Restrictions on Investments Other than as permitted by this Agreement, the Company will not purchase or acquire or invest in, or agree to purchase or acquire or invest in the business, property, or assets of, or any securities of, any other company or business, provided however, that the Company may enter into contracts relating to the expansion of its business and may invest its Excess Cash as defined below in: securities issued or directly and fully guaranteed or insured by the United States government or any agency thereof having maturities of not more than one year from the date of acquisition, certificates of deposit or eurodollar certificates of deposit, having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of certificates of deposit or eurodollar certificates of deposit being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), commercial paper of any Person that is not a subsidiary or an Affiliate of the Company, maturing within one hundred eighty days after the date of acquisition, bank loan participations, and money market instruments having maturities of not more than one hundred eighty days from the date of acquisition, or one year from the date of acquisition in the case of money market instruments being used to secure the Company's reimbursement obligations under letters of credit (provided that nothing contained herein shall be construed to permit letters of credit not otherwise permitted under this Agreement), in all cases of such credit quality as a prudent business person would invest in As used in this Section, "Excess Cash" shall mean that portion of the proceeds of the Bridge Notes that has not been invested as described in Section 3 hereof

(c) Change in Business, Operations The Company will not cause or effect any change in or addition to the primary business of the Company that has not been approved by Purchaser, such that more than 20% of the consolidated net earnings of the Company are derived from a business other than the business in which the Company was engaged on the date hereof as reflected in the applicable last SEC Document filed prior to the First Closing ("Change in Business") The business of the Company and its subsidiaries shall not be conducted in violation of any law, ordinance, or regulation of any governmental entity

(d) Exceptions With Consent of Purchasers The Company may seek an exception to any prohibited action under this Section by first, giving written notice to Purchaser of Bridge Note under this Agreement, along with copies of all documentation requested by any Purchaser relating to such requested exception, and second, in the sole discretion of Purchaser, satisfactorily responding to any Purchaser inquiries about the requested action The Company may undertake any such requested action otherwise prohibited by this Section 6 only after receiving the advance written consent of Purchaser hereunder

7 No Waiver; Rights and Remedies Cumulative No failure on the part of the holder of this Note to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the holder of this Note of any right hereunder preclude any other or further exercise thereof or the exercise of any other right The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Maker and the Holder

8 Costs and Expenses The Maker shall reimburse the holder of this Note for all costs and expenses incurred by it, and shall pay the reasonable fees and disbursements of counsel to the holder of this Note, in connection with the enforcement of the holder's rights hereunder, whether or not legal proceedings are initiated

9 Amendments No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Maker therefrom shall be effective unless the same shall be in writing and signed by the holder of this Note and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given

10 Governing Law. Jurisdiction and Service of Process This Note shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to conflict of laws. The Maker hereby irrevocably consents to the jurisdiction of the courts of the

State of Delaware and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with, or simultaneously with, this Note or a breach of this Note or any such document or instrument In any such action or proceeding, the Maker waives personal service of any summons, complaint, or other process and agrees that service thereof may be made in accordance with Section 11 of this Note Within 30 days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the Maker shall appear or answer such summons, complaint, or other process Should the Maker so served fail to appear or answer within such 30-day period or such extended period, as the case may be, the Maker shall be deemed in default and judgment may be entered by the Holder against the Maker as demanded in any summons, complaint, or other process so served

11 Successors and Assigns This Note shall be binding upon the Maker and its successors and permitted assigns and the terms hereof shall inure to the benefit of the Holder and its successors and assigns, including subsequent holders hereof

12 Notice. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been received (a) upon hand delivery (receipt acknowledged) or delivery by telecopy or facsimile (with transmission confirmation report) if delivered on a business day during normal business hours where such notice is to be received, or the first business day following such delivery if delivered other than on a business day during normal business hours where such notice is to be received; or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever first shall occur, to the address set forth above or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 10 except that such change shall not be effective until actual
i-u         c
igi/cijji u1cicu1

13 Severability The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction

14 Waiver of Notice The Maker hereby waives presentment, demand for payment, protest, notice of protest and all other demands or notices in connection with the delivery, acceptance, performance, default or enforcement of this Note

1.5      Set-off Counterclaim In the event the holder hereof seeks to enforce its rights under this Note, the Maker waives the right to interpose any set-off or counterclaim of any nature or description against the holder

16      Headings The headings in this Note are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Note

[signature on next page]

IN WITNESSETH WHEREOF, the undersigned has duly executed this Note as of the date first above written
[Missing Graphic Reference]
Name: Paul D. Hamm Title President

[CORPORATE SEAL]

EXHIBIT A
CONVERSION NOTICE

Reference is made to terms and conditions of the Note in the principal amount of $12,000.00 registered in the name of SovCap Equity Partners, Ltd (the "Note") In accordance with and pursuant to the terms of
the Note, the undersigned hereby elects to convert $                                                                                                in principal amount of the Note into
shares of Common Stock, $ 001 par value per share (the "Common Stock"), of the Company, by tendering the original Note specified below as of the date specified below.

Date of Conversion

Principal Amount of Note to be converted: Redemption Premium Accrued Interest and/or Fees

Total Amount of Note to be Converted

Please confirm the following information:

Conversion Price

Number of shares of Common Stock to be issued:

Please issue the Common Stock into which the Note is being converted in the following name and to the following address

Issue to

Facsimile Number

Authorization

By
Title

Dated

If electronic book entry transfer, complete the following
Account Number:
Transaction Code Number:

COMPANY ACKNOWLEDGEMENT TO
CONVERSION NOTICE

ACKNOWLEDGED AND AGREED INTEGRATED MEDIA HOLDINGS, INC.

By
Name Title

IRREVOCABLE STOCK OR BOND POWER

For Value received, the undersigned does (do) hereby sell, assign, and transfer to:

❖    if stock, complete this portion:

shares of the                                                       stock of

represented by certificate(s) Number(s)_

In the name of the undersigned on the books of said company.

If Bonds, complete this portion:

    bonds of IMHI (fka, Endavo Media)

in the principal amount of $   11,000 Number(s) January 18, 2006; February 3, 2006; January 6, 2006.

inclusive standing in the name of the undersigned on books of said company.

The undersigned does (do) hereby irrevocably constitute and appoint attorney to transfer the said stock or bond(s), as the case may be, on the books of said company, with full power of substitution in the premises.

Signature
BY: BARRY W. HERMAN PRESIDENT