Form 10-Q/A
period 2008-12-31
Arrayit Corp
filed 2009-07-31
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q
(Amendment 2)

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

Large Accelerated filer☐	Accelerated filer ☐
0Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 30, 2009, the issuer had 3,295,809 shares of common stock, $0.001 par value per share outstanding .
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Arrayit Corporation. has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the three months ended March 31, 2009, and was originally filed with the Commission on Form 10-Q on May 20, 2009, and as amended with Amendment One filed with the Commission on Form 10-Q on May 22, 2009. The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations
-	Financial Statements – for retractive treatment of March 22, 2009 30:1 reverse stock split

-	Note 10 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

Arrayit Corporation filed Amendment One to  Form 10-Q/A (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2009, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2009  (the “Original Filing”). This amendment is filed for the sole purpose of including the following:

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	As of March 31, 2009 (as restated)	As of December 31, 2008 (as restated)
Assets
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $105,000, respectively	17,780	261,656
Inventory	625,892	484,368
Prepaid expenses	-	-
Total current assets	643,672	746,024

Property and equipment, net	43,416	41,451
Restricted cash	100,733	100,734
Deposits	18,924	18,924
Total assets	$806,745	$907,133

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$4,775,154	$5,143,622
Bank overdraft	45,739	9,110
Due to related parties	374,950	349,950
Accrued expenses	-	1,295,131
Customer deposits	70,603	62,798
Derivative liability	20,996,593	1,525,684
Notes payables, current portion including related parties	1,636,802	3,120,418
Total current liabilities	27,899,841	11,506,713
Notes payable, long term	76,148	248,412
Total liabilities	27,975,989	11,755,125

Stockholders' deficit
Preferred stock, Series “A” $0.001 par value; 166,667 shares authorized, 25,694 shares issued and outstanding	25	123
Preferred stock, Series “C” $0.001 par value; 103,143 shares authorized, 103,143 shares issued and outstanding	103	103
Common stock, $.001 par value, voting, 3 333,333 shares authorized, 3,295,809 shares issued and outstanding	3,297	584
Additional paid-in capital	5,451,787	1,340,868
Accumulated deficit	(32,624,456)	(12,189,670)
Total stockholders' deficit	(27,169,244)	(10,847,992)

Total liabilities and stockholders' deficit	$806,745	$907,133
See accompanying notes to condensed consolidated financial statements.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2009	2008
Total revenues	$999,795	$852,372
Cost of sales	754,382	762,842
Gross margin	245,413	89,530
Selling, general, and administrative expense	347,933	269,201
Profit (loss) from operations	(102,520)	(179,671)
Income from discontinued operations	-	-
Gain (loss) on derivative liability	(7,366,264)	111,109
Loss on extinguishment of debt	(12,834,898)	-
Legal expense	(12,447)	-
Interest (expense)	(118,657)	(132,812)
Net profit (loss)	$(20,434,786)	$(201,374)

Net profit (loss) per common share - basic and diluted	$(32.77)	$(0.37)

Weighted average shares - basic and diluted	623,494	542,807

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

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.  The reverse split had no effect upon the convertible debt “Oral Agreements” which fixed the amount of shares to be issued at 12,478,357 both pre and post split.  As the March 19, 2009 Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	$25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000

Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250

Notes payable, interest free, unsecured due on demand from a shareholder	23,500

Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at December 31, 2008), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by the those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	304,939

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	347,233

Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350

Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	725,501

Notes payable including related parties	$1,712,950

Current Portion of debt $1,712,950

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
Interest and penalties cease to accrue on the debt and therefore no additional penalties or interest will become payable.

It is the intention of the 16 debt holders and the Company that the debt will be converted into common shares, as soon a practical.  Currently, the company does not have sufficient authorized share capital to satisfy this obligation, and therefore the debt may not be converted.  Management is not able to practically estimate when it will have sufficient authorized share capital as this lies outside the control of the company.

For greater certainty as as outlined in item (e) above,  as a result of these Oral Agreements there will be no effect upon the company of the continuing defaults or of any changes in interest rates.   The Oral Agreements fix the number of shares to be issued upon conversion regardless of any additional interest and penalties which may have been due under the originating documents that are now superceded by the Oral Agreements.

The  Company recorded derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and revalue the liability at the end of each interim period by recording gain/(loss) on derivative liability of $7,366,264.

The 936,572 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement. At the consummation of the debt settlement transaction, the Company recorded a loss on extinguishment of debt of $12,834,898.

As the Warrant Agreement contained an anti-dilution clause, no recognition was given to the Reverse Stock Split of 30 to 1 which took place on March 22, 2009.

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2008	123,254	123	103,143	103	583,309	584	1,340,868	(12,189,670)	(10,847,992)

Modification of convertible debt	(97,560)	(98)			2,712,500	2,713	4,110,919		4,113,534

Net Income for the three months
ended March 31, 2009								(20,434,786)	(20,434,786)

Balance, March 31, 2009	25,694	25	103,143	103	3,295,809	3,297	5,451,787	(32,624,456)	(27,169,245)

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

Subsequent to the debt settlement described in Note 7 above, 936,572 shares of Preferred A have been surrendered to and cancelled by the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 2,712,500 common shares unregistered shares on March 13, 2009 and March 16, 2009 as partial conversion of the Oral Agreement Debt.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

As part of the ‘reverse merger” with Integrated Media Holdings, Inc., the ongoing Company took on the financial obligation for debt outstanding at the merger date.  The predecessor debt amounts to $2,047,974 at December 31, 2008, of which $1,830,300 of original debt and $163,150 of accrued interest is convertible into common shares.  The entire $2,047,974 is in default and is currently due.  The debt conversion terms are such that decrease in the market value of our shares will materially increase the number of shares issuable pursuant to the terms of the debt notes.  As the debt notes terms do not contain a floor on the conversion price, it is not possible to determine how many shares may ultimately be issuable under the terms of the notes payable. It is possible that the note holders, upon conversion could own a majority of the shares of the Company and it is further possible that the issuance of this unquantifiable number of our Company’s shares will have a negative impact on the market price of our shares.  While the terms of the Notes Payable limit the holdings of any one shareholder to 9.99%, there is no prohibition on that note holder from converting part of the debt, selling the resulting shares and then converting additional amounts of debt held.  This could place additional downward pressure on the market price of our shares.

However the defaulted Senior Securities are covered by an Oral Agreement that

(1)	limits the issuance of shares upon conversion to 12,478,357
(2)	provides for the cessation of additional interest and penalties on the notes now in default
(3)	contemplates the conversion of the debt to common shares once the Company has sufficient authorized common share capital.

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

Arrayit Corporation

Dated: July 30, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , Director and CFO