Form 10-K/A
period 2008-12-31
Arrayit Corp
filed 2009-07-31
CIK 1084507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment 2)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on July 30, 2009, was approximately $1,320,000

As of July 30, 2009, the issuer had 3,295,809 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

Arrayit Corporation. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2008, and was originally filed with the Commission on Form 10-K on April 15, 2009, and as amended with Amendment One filed with the Commission on Form 10-K on June 4, 2009. The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations
-	Financial Statements – for retractive treatment of March 22, 2009 30:1 reverse stock split

-	Note 10 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

This Second Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-K, which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment

(i)
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

I tem 1 B. Unresolved Staff Comments.

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

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications , protocols and pricing is available at  http://Arrayit.com .

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

Employees

We presently have ten employees.

Comment Letters Issued by the SEC

During 2008 and 2009, the SEC has issued comment letters relating to its previously filed Forms 10K and 10Q.  We are in the process of responding to these comment letters.

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

Item 1B. UNRESOLVED   STAFF   COMMENTS

The staff of the Securities and Exchange Commission (“SEC Staff”) conducted a review of our Annual Report on Form 10-KSB for the year ended December 31, 2005 and issued a letter dated September 14, 2006 commenting on certain aspects of these reports. We believe that all matters addressed in the comment letters and our subsequent responses to these letters and discussions with the SEC Staff have been resolved with the exception of certain disclosures related to how the Company applied the guidance in EITF 00-19 in evaluating whether the conversion feature on the Discounted Convertible Notes Payable due to SovCap is an embedded derivative that should be separated from the debt host and accounted for at fair value under SFAS 133.  The SEC also indicated that it appears that the notes being convertible at a rate of 75% of the average closing bid price of the company's common stock results in the number of shares that could be required to be delivered upon settlement being indeterminate. The SEC referred the Company to paragraph 20 of EITF 00-19 and requested that we advise them how we considered this guidance in your analysis, as well as any other relevant criteria discussed in the EITF that you considered.

We believe that our disclosures made related to the SovCap embedded derivative were appropriate and that they complied with EITF 00-19. This unresolved comment has no effect on our previously reported consolidated financial position, results of operations or cash flows. Our discussions with the SEC Staff on this matter have not been concluded.

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

As of July 30, 2009, we had 3,295,809 post split (98,874,270 pre split) shares of common stock issued and outstanding held by approximately 1,812  shareholders of record; 123,254 post split (3,697,611 pre-split) shares of Series A Convertible Preferred Stock issued and outstanding and 103,143 (pre and post split) shares of Series B Convertible Preferred Stock issued and outstanding .

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

Restatement of Financial Statements

          This Amendment No. 2 on Form 10-K/A reflects an enhancement of our footnote disclosure and a retroactive restatement of our consolidated financial statements for the year ended December 31, 2008, to reflect retroactive treatment of our March 22, 2009 30:1 reverse stock split to the consolidated financial statements included in Item 8 of this Form 10-K/A. The financial statements have been restated as a result of a comment letter received from the SEC to reflect additional disclosure.

          The restatement for these errors had no effect upon the Company’s net income, as originally reported for the fiscal year ended December 31, 2008, other than a $100,000 increase in net loss related to the derivative liability. The restatement had no effect on our cash or net cash used in operations for the fiscal year ended December 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors.

The previous Amendment No. 1 on Form 10-K/A reflects a restatement of our consolidated financial statements for the year ended December 31, 2008, as discussed in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K/A. The financial statements have been restated as a result of a comment letter received from the SEC and from management’s determination along with outside legal counsel that the Company had inadvertently not recorded the disposal of discontinued operations as part of the reverse merger., as well as the subsequent fiscal quarter ended June 30, 2008, primarily in connection with the calculation and recognition of revenue, including reimbursable and outside production costs and expenses, and properly recording general and administrative expenses in the periods in which they were incurred.

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

On July 30, 2009 the market price of our shares was $0.42, resulting in a potential issuance of 12,478,357 post split, common shares had all the eligible debt been converted on that date.  After the year end 2,712,500 of these shares were issued as partial liquidation of the debt .

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

(f) Interest and penalties cease to accrue on the debt and therefore no additional penalties or interest will become payable.

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

For greater certainty as outlined in item (e) above,  as a result of these Oral Agreements there will be no effect upon the company of the continuing defaults or of any changes in interest rates.   The Oral Agreements fix the number of shares to be issued upon conversion regardless of any additional interest and penalties which may have been due under the originating documents that are now superseded by the Oral Agreements.

After the company is able to increase its authorized common share capital, the outstanding common share capital on a pro-forma, post split basis will be as follows:

Holder	Post Split Shares	Percentage
Existing common shareholders	583,309	1.19%
Former Preferred "C" holders	36,100,000	73.43%
Former Debt Holders- oral agreements	12,478,357	25.38%
TOTAL	49,161,666	100%

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

Other income and expense was a net other expense of $2,020,548 and net other income of $202,818 for the years ended December 31, 2008 and December 31, 2007, respectively.  Other expense for 2008 included interest expense of $721,408 and loss on derivatives $1,199,140.  Other income and expense for the year ended December 31, 2007, included interest expense of $521,502 and gain on derivatives of $724,320.  The main reason for the $199,906 or 38% increase in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was due to debts assumed with the merger during 2008.

The Company had net loss of $1,929,693 for the year ended December 31, 2008, compared to net loss of $1,775,438 for the year ended December 31, 2007, a increase in net loss of $154,255 or 9% from the prior period.  The main reason for the increase in net loss was the loss on derivative liability during the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $907,133 and total liabilities of $11,755,125 as of December 31, 2008. We had total negative working capital of $10,760,689 as of December 31, 2008.

Our derivative liability increased from $326,544 at December 31, 2007 to $1,525,684 at December 31, 2008, an increase of $1,199,140.  The largest contributing factor arises because our authorized number of shares at December 31, 2008 was insufficient to cover all our potentially contractual number of common shares to be issued we have a derivative.   The increase, as determined by applying a Black Scholes computation is attributable to the increase in volatility of our share prices on the OTC BB and to the decrease in the market price during 2008.

We had Accounts Payable and Accrued Liabilities of $5,143, 622 at December 31, 2008 compared to $4,801,956 at December 31, 2007.   Other than liabilities in the normal course of business the amounts also include $2,762,466 in professional fees payable at December 31, 2008 incurred in defending law suits against the Company.

We had net cash provided by operating activities of $75,979 that is mainly due to loss on derivatives and increase in account payable and accrued liabilities.  Subsequent to the year end, and as a result of revisions to the Oral Agreements, described above=, the Company recognized the effect of the potential loss on conversion of debt to common shares by recognizing an increase in the derivative liability to $20,996,593 at March 31, 2009

We had $75,979 of net cash used by financing activities for the year ended December 31, 2008, which included $ 185,329 of proceeds from note payable, offset by $109,350 of payments on notes payables .

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

Based upon our positive cash flow from operation of $75,979 during 2008, we expect that during the next twelve months the Company’s cash needs should in the opinion of Management not exceed $200,000.  It is the intention of management to raise funds from a private placement to meet the need for $200,000 of negative cash flow from operations and mandatory debt repayment of $102,864 on the Wells Fargo Term Debt including $26,397 of interest and $76,467 of principal repayments..    Should the Company not be able to raise such funds, it will need to reduce expenses by laying off staff and curtailing development.

The Company has been frustrated in its ability to raise capital.  Accordingly it is planning to license its future technology, in return for a royalty, in order to fund development of its microarray diagnostic tests for $1,000,000.  Should the Company not be able to complete such licensing agreements, or raise $1,000,000 in capital,  the company will be unable to pursue the diagnostic developments discussed elseware in this Form 10K.

In the long term, the Company will need significant amounts of net cash to fund its research and development, to provide working capital and to repay its debt.   Failure to raise new capital will severely impact the Company’s ability to complete its business plan as more fully described above.

REVERSE SPLT

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series “A” Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.  The reverse split also had no effect upon the convertible debt “Oral Agreements” which fixed the amount of shares to be issued at 12,478,357 both pre and post split.  As the March 19, 2009 Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB.

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

As disclosed in Notes 1 and 17 to the financial statements, the Company restated its 2008 and 2007 financial statements to correct accounting for debt obligations and discontinued operations, and to record a reverse stock split

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
July 30, 2009

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
	2008	2007
Current assets:	(as restated)	(as restated)
Cash	$0	$0
Accounts receivable, net	261,656	294,186
Inventory	484,368	309,246
Prepaid expenses	0	120,000
Total current assets	746,024	723,432

Property and equipment, net	41,451	55,395
Assets of discontinued operations	0	247,945
Restricted cash	100,734	103,836
Deposits	18,924	18,924

Total assets	$907,133	$1,149,532

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,143,622	$4,801,956
Bank overdraft	9,110	29,495
Due to related parties	349,950	337,616
Accrued expenses	1,295,131	850,462
Customer deposits	62,798	29,580
Derivative liability	1,525,684	326,544
Notes payable, current portion including related parties	3,120,418	3,222,218
Total current liabilities	11,506,713	9,597,871

Notes payable, long term	248,412	327,340
Liabilities of discontinued operations	0	1,463,966
Total liabilities	11,755,125	11,389,177

Stockholders' deficit
Preferred "A"- $0.001 par value, voting, 166,667 shares authorized, 123,254 (2007 – 105,449) shares issued and outstanding	123	127
Preferred "C" - $0.001 par value, voting, 103,143 shares authorized, 103,143 (2007 – 103,143) shares issued and outstanding	103	103
Common stock $0.001 par value, voting, 3,333,333 shares authorized, 583,309 (2007 – 542,807) shares issued and outstanding	584	548
APIC	1,340,868	19,554
Accumulated deficit	(12,189,670)	(10,259,977)
Total stockholders' deficit	(10,847,992)	(10,239,645)

Total liabilities and stockholders' deficit	$907,133	$1,149,532

See accompanying notes to financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008	2007
	(as restated)	(as restated)
Total revenues	$4,063,149	$3,821,490
Cost of sales	2,643,974	2,663,769
Gross margin	1,419,175	1,157,721
Selling, general, and administrative expense	1,346,046	1,240,709
Legal expense	82,274	1,895,268
Interest expense	721,408	521,502
Loss (gain) on derivative liability	1,199,140	(724,320)
Net loss for the year	$(1,929,693)	$(1,775,438)

Net loss per common share -
basic and diluted	$(3.31)	$(3.24)

Weighted average shares - basic and diluted	583,309	547,308

See accompanying notes to the financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007
							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2006	2,884,117	2,884	-	-	16,368,710	16,369	31,832,986	(37,820,426)	(5,968,187)

retroactive effect of March 22, 2009 30:1 split	(2,787,980)	(2,788)			(15,823,086)	(15,823)	18,611		-

Balance, December 31, 2006 -post split	96,137	96	-	-	545,624	546	31,851,597	(37,820,426)	(5,968,187)

Issuance of common stock for services					12,033	12	52,488		52,500

Issuance for compensation							784,615		784,615

Issuance of common stock for unpaid rent					1,013	1	4,399		4,400

Settlement of unpaid note interest	-	-	-	-	31,709	32	52,669	-	52,701

Conversion of notes to common stock					47,981	48	49,951		49,999

Surrender for cancellation of common stock on disposal of WV Fiber					(108,200)	(108)	(490,038)		(490,146)

Common stock issued for cash					17,149	17	107,390		107,407

Preferred sharess issued for services	3,755	4					208,796		208,800

Re-acquisition of Series A Preferred on disposal of WV Fiber	(21,559)	(22)					(931,334)		(931,356)

Re-issuance of Series A Preferred for acquisitions in 2006	48,676	49					1,108,325		1,108,374

Issuance of Series C Preferred			103,143	103			98,897	-	99,000

Eliminiate IMHI equity under reverse merger accounting							(32,878,201)	29,335,887	(3,542,314)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	(1,775,438)	(1,775,438)

Balance, December 31, 2007	127,009	127	103,143	103	547,309	548	19,554	(10,259,977)	(10,239,645)

Convert Preferred A to Common	(3,755)	(4)			36,000	36	(231,376)		(231,344)

Spin off certain assets and liabilities assumed with earlier mergers							1,552,690		1,552,690

Net Income for the year ended
December 31, 2008								(1,929,693)	(1,929,693)

Balance, December 31, 2008	123,254	123	103,143	103	583,309	584	1,340,868	(12,189,670)	(10,847,992)

See accompanying notes to the financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2008

		2008	2007
		(as restated)
Cash flows from operating activities:
Net loss		(1,929,693)	(1,775,438)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:,
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

Following guidance by SFAS No. 133 and EITF 00-19, we determined the conversion feature of our “SOV Cap” notes, Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features and warrants are determined using a Black-Scholes Model.

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

Recent Accounting Pronouncements

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

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the  preparation of financial statements of nongovernmental entities that are  presented in conformity with generally accepted accounting principles in the  United States. It is effective for financial statements issued for interim and annual periods after September 15, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements .

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

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Fixed Assets – Cost	$303,870	$303,870
Less:
Accumulated Depreciation	(262,419)	(248,475)
Total	$41,451	$55,395

Depreciation expense totalled $13,944 and $20,090 respectively in fiscal 2008 and 2007.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILILITES

Accounts payable and accrued liabilities, consisted of the following at December 31, 2008 and 2007:

	2008	2007
ACCOUNTS PAYABLE
Normal course of business	$1,489,731	$1,232,305
Pertaining to law suits	2,762,466	2,734,199
Total Accounts Payable	4,252,197	3,966,504
ACCRUED LIABILITIES
Accrued Salaries & Wages	439,820	484,928
Judgement Interest	292,188
other	159,417	350,524
Total Accrued Liabilities	891,425	835,452
TOTAL	$5,143,622	$4,801,956

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2008 and 2007 of $349,950 and $337,616 respectively are unsecured, non-interest bearing and due on demand.

 NOTE 10 - DEBT

	2008	2007
Discounted convertible notes payable due to SovCap. SovCap is affiliated with a former officer and director of the Company and is a significant stockholder of the Company. These notes have a face interest rate of 12% and a penalty rate after default of 26%. The notes are unsecured and are due on demand. The notes are convertible at rates between 85% and 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. The notes were issued in six tranches between November 25, 2003 and August 24, 2004.  During 2008 none of the principal was converted into common stock. The notes are in default.  These notes are included in the Oral Agreements whose terms include the cessation of any liability for future penalties and interest.
	405,300	405,300
Notes payable due to SovCap, for proceeds received during the third quarter of 2006, payable on demand after 45 days from the issue date, unsecured bearing interest at 12%. The notes are in default. These notes are included in the Oral Agreements whose terms include the cessation of any liability for future penalties and interest.	118,500	118,500
Notes payable due to SovCap, unsecured bearing interest at 8% and due on February 22, 2007, issued on February 22, 2005. The notes are convertible at rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date. The Company is presently in default of the payments on these notes, and as a result, the notes are accruing interest at the default rate of 26%.  The notes are in default.  These notes are included in the Oral Agreements whose terms include the cessation of any liability for future penalties and interest.
	1,425,000	1,425,000
Note payable to Dorn & Associates, in conjunction with a 2005 funding. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured.	25,177	25,177
Convertible notes due to a former officer and shareholder of the Company, arising from a series pf advances during fiscal; 2003. These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174	74,174
Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	0	17,826
Promissory note payable to AlphaWest Capital Partners, LLC, a party related to a former President and Director, in exchange for the March 24, 2006 proceeds in the same amount, unsecured with interest rate at 12% and due on demand.	25,000	25,000
Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	0	44,500
Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	0	60,250
Notes payable due to SovCap, unsecured	0	161,250
Notes payable, interest free, unsecured due on demand from a shareholder	0	0
Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at December 31, 2008), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by the those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	323,283	392,952
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,827	44,545
Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350	0
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	845,396	959,338
	3,368,830	3,753,812
Notes payables included in liabilities of discontinued operations	0	(204,254)
Notes payable including related parties	3,368,830	3,549,558

Scheduled maturities of notes payable for years succeeding December 31, 2008 are as follows:

Year	Amount
2009	$74,871
2010	$80,084
2011	$85,660
2012	$82,699

Derivative Liabilities

Convertible Notes

From November 2003 to August 2004, the Company issued promissory notes in the aggregate principal amount of $405,300. These Promissory Notes carry an interest rate of 12% (penalty rate of 18%) and were payable within ten (10) days from the demand by the holder, which demand may be made at any time after 120 days from the issuance of the Promissory Notes. Interest is payable in cash or shares of common stock.  The notes are convertible into our common shares at 75% of volume weighted average price for five (5) trading days prior to conversion date. As of December 31, 2008, the Company is in default of these Promissory Notes.

On February 22, 2007 the Company issued notes payable due to SovCap,  unsecured bearing interest at 8% and due on February 22, 2007, issued on February 22, 2005. The notes are convertible at rate of 75% of the average closing bid price of the Company's common stock for the five trading days ending on the trading day immediately preceding the conversion date.

The Company evaluated the convertible debentures under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". The Company determined that the convertible debentures contained an embedded derivative for the conversion option. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. The company further concluded that at the time of issuance and at December 31, 2008, and as specifically addressed in paragraph 10 of EITF 00-19, it had insufficient available authorized and unissued shares and therefore net share settlement is not within the control of the company.

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

The fair value of the derivative instruments – convertible debentures is estimated using the intrinsic values of the conversion feature of the debentures. The Promissory Notes are carried at full face value as they are in default.  In addition, the fair market value of the related derivative liabilities  arising from the debt , is recorded as of December 31, 2008 and 2007 to be $2,670,763 and $226,544, respectively. During the years ended December 31, 2008 and 2007, a $38,424 and $724,320 decrease in the fair value of the derivative instruments-convertible notes was recorded as unrealized loss on fair value of derivative instruments in the accompanying consolidated statement of operations.

Subsequent to the year end, the Company entered into Oral Agreements with the SovCap noteholders that provided interalia, a limit upon the number of shares to be issued, without regard to any further accrued interest and or penalties and also without regard to any changes in the market price of the Company’s stock as traded on the OTC BB. Accordingly the Company concluded that

a)	in future paragraph 21 of EITF 00-19 will be applicable,
b)	that the number of shares to be issued is determinable
c)	once the Company is able to increase its authorized share capital, the Company will no longer need to provide for the imbedded derivative.

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

During the year ended December 31, 2008, a $1,245,079 increase in the fair value of the derivative instruments-warrants was recorded as unrealized loss on fair value of derivative instruments in the accompanying consolidated statement of operations.  The fair market value of the related derivative liabilities, attributable to the warrants, is recorded as of December 31, 2008 and 2007 to be $(1,245,079) and $100,000 respectively. During the years ended December 31, 2008 and 2007, a $38,424 and $724,320 decrease in the fair value of the

The fair value of the derivative instruments – warrants is estimated using the Black-Scholes option pricing model with the following assumptions as of December 31, 2008:

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

As the Warrant Agreement contained an anti-dilution clause, no recognition was given to the subsequent Reverse Stock Split of 30 to 1 which took place on March 22, 2009.

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

Note 14 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2007, certain creditors converted $102,701 of loans and accrued interest into 2,390,731 shares of common stock and  a subsidiary’s landlord converted $4,400 of unpaid rent into 30,345 shares of common stock.

No conversion of debt occurred during 2008.

Common Shares Issued for Service

During 2007, IMHI has issued 360,994 common shares and 112,651 Series A Preferred shares to consultants under consulting agreements. The associated expenses are $52,500 and $208,800 respectively.

Series A Convertible Preferred Stock

The Series A Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common.. The are 166,667 authorized and 123,254 (2007 – 127,009) issued and outstanding shares.

The Series C Preferred Stock, $0.001, has no stated dividend rate.  There are 103,143 authorized sharesThe Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and was outstanding at December 31, 2008 and 2007 .   These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

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

	December 31, 2008
	As initially reported	Adjustment		As restated

Current assets	$746,024	$-		$746,024
Property and equipment, net	41,451	-		41,451
Assets of discontinued operations	247,945	(247,945)	(a)	0
Restricted cash	100,734	-		100,734
Deposits	18,924	-		18,924
Total assets	1,155,079	(247,946)		907,133

Current liabilities:
Accounts payable and accrued liabilities	5,994,084	(850,462)	(b)	5,143,622
Bank overdraft	9,110	-		9,110
Due to related parties	349,950	-		349,950
Accrued expenses	444,669	850,462	(b)	1,295,131
Customer deposits	62,798	-		62,798
Derivative liability	1,525,684	-		1,525,684
Notes payable, current portion	3,457,087	(336,669)	(a)	3,120,418
Total current liabilities	11,843,382	(336,669)		11,506,713
Notes payable, long term	248,412	-		248,412
Liabilities of discontinued operations	1,463,966	(1,463,966)	(a)	0
Total liabilities	13,555,760	(1,800,635)		11,755,125

Stockholders’ deficit:
Preferred “A”	123	-		123
Preferred “B”	103	-		103
Common stock	584	-		584
Additional paid-in capital	(4,681,360)	6,022,228	(c)	1,340,868
Deficit accumulated	(7,720,133)	(4,469,538)	(c)	(12,189,670)
Total stockholders’ deficit	(12,400,681)	1,552,689		(10,847,992)

Total liabilities and stockholders’ deficit	$1,155,079	$(247,946)		$907,133

(a)	To record divestiture of assets and liabilities related to discontinued operations. .
(b)	To break out the portion of accrued interest that had been grouped with accounts payable and other accrued liabilities.

(c)	To reclassify equity accounts to properly record effects of divestiture.

	December 31, 2007
	As initially reported	Adjustment		As restated

Current assets	$723,432	$-		$723,432
Total assets	1,149,532	-		1,149,532

Current liabilities:
Accounts payable and accrued liabilities	4,796,835	5,121	(a)	4,801,956
Bank overdraft	29,495	-		29,495
Due to related parties	337,616	-		337,616
Accrued expenses	0	850,462	(a)	850,462
Customer deposits	29,580	-		29,580
Derivative liability	0	326,544	(a)	326,544
Notes payable, current portion including related parties	3,222,218	-		3,222,218
Total current liabilities	8,415,744	1,182,127		9,597,871
Notes payable, long term	327,340	-		327,340
Liabilities of discontinued operations	1,463,966	-		1,463,966
Total liabilities	10,207,050	1,182,127		11,389,177

Stockholders’ deficit:
Preferred “A”	127	-		127
Preferred “B”	103	-		103
Common stock	548	-		548
Additional paid-in capital	(3,406,963)	3,387,409	(a)	19,554
Deficit accumulated	(5,690,441)	(4,569,536)	(a)	(10,259,977)
Total stockholders’ deficit	(9,057,518)	(1,182,127)		(10,239, 645)

Total liabilities and stockholders’ deficit	$1,149,532	$-		$1,149,532

(a)	To adjust balance sheet to for effects of reverse merger accounting.

Impact on Statements of Changes in Stockholders’ Equity

The impact of the above restatement on the Company’s consolidated statements of changes in stockholder’s equity, specifically on Additional Paid In Capital and Accumulated Deficit, for the years ended December 31, 2008 and 2007 is summarized below.

Additional Paid-In Capital:
	Years ended December 31, 2007 and 2008
	As initially reported	Adjustment		As restated
Balance, December 31, 2006	$31,851,597	$-		$31,851,597
Issuance of common stock for services	52,488	-		52,488
Issuance for compensation	784,615	-		784,615
Issuance of common stock for unpaid rent	4,399	-		4,399
Settlement of unpaid note interest	52,699	-		52,699
Conversion of notes to common stock	48,951	-		48,951
Surrender for cancellation of common stock on disposal of WV Fiber	(490,038)	-		(490,038)
Common stock issued for cash	107,390	-		107,390
Preferred shares issued for services	208,796	-		208,796
Re-acquisition of Series A Preferred on disposal of WV Fiber	(931,334)	-		(931,334)
Re-issuance of Series A Preferred for acquisitions in 2006	1,108,325	-		1,108,325
Issuance of Series C Preferred	98,897	-		98,897
Eliminate IMHI equity under reverse merger accounting	(36,265,610)	3,387,409	(a)	(32,878,201)
Balance, December 31, 2007	(3,367,855)	3,387,409		19,554
Convert Preferred A into Common	(1,314,439)	1,083,063	(b)	(231,376)
Spin off of certain assets and liabilities assumed with earlier mergers	-	1,552,690	(c)	1,552,690
Balance, December 31, 2008	$(4,682,294)	6,023,162		$1,340,868

(a)	To correct the statements of changes in equity for the effects of reverse merger accounting.
(b)	To correct the restatement of IMHI’s in conjunction with the merger.

(c)	To record the divestiture of assets and liabilities related to discontinued operations that were included in the merger.

Accumulated Deficit:
	Years ended December 31, 2007 and 2008
	As initially reported	Adjustment		As restated
Balance, December 31, 2006	$(37,820,426)	$-		$(37,820,426)
Eliminate IMHI equity under reverse merger accounting	37,820,426	(8,484,539)	(a)	29,335,887
Net loss for the year ended December 31, 2007	(5,690,441)	3,915,003	(a)	(1,775,438)
Balance, December 31, 2007	(5,690,441)	(4,569,536)		(10,259,977)
Net loss for the year ended December 31, 2008	(2,029,693)	99,999		(1,929,694)
Balance, December 31, 2008	$(7,720,134)	(4,469,537)		$(12,189,671)

(a)	To correct the statements of changes in equity for the effects of reverse merger accounting.

Impact on Statements of Operations

The impact of the above restatement on the Company’s consolidated statement of operations for the year ended December 31, 2008 is summarized below.

	Year ended December 31, 2008
	As initially reported	Adjustment		As restated
Total revenues	$4,063,149	$-		$4,063,149
Cost of sales	2,643,974	-		2,643,974
Gross margin	1,419,175			1,419,175
Selling, general, and administrative expense	1,346,046	-		1,346,046
Legal expense	82,274			82,274
Interest expense	721,408	-		721,408
Loss (gain) on derivative liability	1,299,139	(99,999)	(a)	1,199,140
Net loss for the year	2,029,692	(99,999)		1,929,693

Net loss per common share - basic and diluted	$(3.48)	0.17	(a)	$(3.31)

Weighted average shares - basic and diluted	583,309	-		583,309

(a)	To correct arithmetic error.

Impact on Statements of Cash Flows

The impact of the above restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2008  is summarized below.

	Year ended December 31, 2008
	As initially reported	Adjustment		As restated
Cash flows from operating activities:
Net loss	$(2,029,692)	$99,999	(a)	$(1,929,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,943	-		13,943
Gain (loss) on derivatives	1,299,139	(99,999)	(a)	1,199,140
Changes in operating assets and liabilities:
(Increase) decrease in assets
Accounts receivable	32,529	-		32,529
Inventories	(175,122)	-		(175,122)
Prepaids	120,000	-		120,000
Restricted cash	3,101	-		3,101
Increase (decrease) in liabilities
Accounts payable & accrued liabilities	786,914	-		786,914
Due to related parties	12,333	-		12,333
Bank overdraft	(20,384)	-		(20,384)
Customer deposits	33,218	-		33,218
Net cash provided by (used in) for operating activities	75,979			75,979
Net cash provided by (used in) for investing activities	-	-		-
Net cash provided by (used in) financing activities	(75,979)	-		(75,979)
Net increase (decrease) in cash	0	-		0
Cash, Beginning of year
Cash, End of year	$nil	-		$nil

Supplemental cash flow information
Cash Paid for interest	$159,892	-		$159,892

(a)	To correct arithmetic error.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Rene A Schena	2008	$45,000	-	-	-	-	$45,000
Chairman, Director and CEO	2007	$22,500	-	-	-	-	$22,500

Todd J Martinsky	2008	-	-	-	-	$5,707	$5,707
Vice President and Director	2007		-	-	-	$1,900	$1,900

Mark Schena, Ph.D	2008		-	-	-	$250,000	$250,000
President, Chief Technology Officer, Secretary & Treasury	2007					$250,000	$250,000

William L. Sklar (3)	2008	-	-	-	-	$	$
CFO	2007	-	-	-	-	-	-

Paul Haje	2008	$96,845	-	-	-	-	$96,845
Director of Advertising and Public Relations	2007	$99,448	-	-	-	-	$99,448

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

•	simplicity, clarity, and fairness to both the employee and the Company;
•	preservation of Company resources, including available cash; and

•	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

•	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
•	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

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

7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 24, 2009.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 39,642,531 shares of common stock equivalents outstanding as of July 15, 2009 plus, for each individual, any securities that individual has the right to acquire within 60 days of July 15, 2009.

At July 15, 2009 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	25,695	9.6	246,672
Class C	103,143	350	36,100,050
Common	3,295,809	1	3,295,809
			39,642,531

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

	Common Stock		Series A Preferred Stock	Series C Preferred Stock	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena,	0		0	42,857	14,999,950	37.8%
Chief Executive Officer,
Chief Financial Officer and Director
Mark Schena, Director	0		0	14,286	5,000,100	12.6%
William L. Sklar, Director	667			0	667	0.0%
Todd Martinsky, Director	0		0	28,571	9,999,850	25.2%
Paul K. Haje	0		0	14,286	5,000,100	12.6%
Director of Advertising and Public Relations

Greater Than 5% Shareholders
WV Fiber, LLC (2)	135,182		0	0	135,182	0.3%
Mashrua Shipping & Transport Ltd. (3)	33,333		0	0	33,333	0.1%
WEM Equity Capital Investments, Ltd. (4)	2,398	(1)	11,850	0	116,160	0.3%
Briarpatch, Ltd. (5)	2,398	(1)	11,850	0	116,160	0.3%
Donald Sapaugh	1,467	(1)	7,248	0	71,045	0.2%
Hunter Carr	1,448	(1)	7,157	0	70,155	0.2%
First Sage Equity, Inc. (6)	1,671	(1)	8,258	0	80,948	0.2%
Phillip Johnson	1,393	(1)	6,882	0	67,456	0.2%
Jukka Tolonen	1,338	(1)	6,613	0	64,826	0.2%
Fairfield Financing, Inc. (7)	1,671	(1)	8,258	0	80,948	0.2%

All of the Officers and Directors as a Group (5 Persons)	667		3,294	100,000	35,000,667	88.3%

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

Audit Related Fees
None.

Tax Fees
None for 2008 and $4,050 for 2007

All Other Fees
None for 2008 and $13,600 for 2007

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation of Arrayit Corporation dated February 19, 2009
3.2(2)	Amended and Restated Bylaws of Arrayit Corporation of Arrayit Corporation dated April 15, 2009
3.3(3)	Amendment to the Bylaws of the Arrayit Corporation

10.1(1)	Agreement and Plan of Reorganization among IMHI, Telechem, dated Feb 21, 2008 (without Exhibits).
14.1*	Code of Ethics of Arrayit Corporation dated Feb 21, 2008

21.1	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2009

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2009

10.2	8% Senior Notes, filed as exhibit 41 to Form 8-K on February 25, 2005 on Commission number 001-16381-0642448

10.3*	SovCap Equity Partners, Ltd., Notes
 * Filed herein.

(1) Filed as exhibits to the Company’s Form 8-K/A filed with the Commission on July 28, 2008, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Definitive Schedule 14C filing, filed with the Commission on ~ xxxx, and incorporated herein by reference.

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

NAME	TITLE	DATE

/s/ Rene Schena		July 30, 2009
Rene Schena	Chariman, Director and CEO

/s/ Todd Martinsky		July 30, 2009
Todd Martinsky	V. President and Director

/s/ Mark Schena		July 30, 2009
Mark Schena	President and Director

/s/ William L Sklar		July 30, 2009
William L. sklar	Director