Form 10-Q
period 2009-08-14
Arrayit Corp
filed 2009-08-14
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 3,295,809 shares of the Registrant’s common stock outstanding at August 11, 2009.

Form 10-Q
For the Quarterly Period Ended June 30, 2009

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008 (as restated)
Assets
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $105,000, respectively	396,159	261,656
Inventory	406,144	484,368
Prepaid expenses	-	-
Total current assets	802,303	746,024

Property and equipment, net	36,416	41,451
Restricted cash	101,132	100,734
Deposits	18,924	18,924
Total assets	$958,775	$907,133

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,359,791	$5,143,622
Bank overdraft	69,560	9,110
Due to related parties	403,283	349,950
Accrued expenses	-	1,295,131
Customer deposits	79,005	62,798
Derivative liability	5,728,235	1,525,684
Notes payables, current portion including related parties	1,462,816	3,120,418,
Total current liabilities	13,102,690	11,506,713
Notes payable, long term	209,871	248,412
Total liabilities	13,312,561	11,755,125

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 166,667 shares authorized
Preferred stock, Series “A” 25,694 and 123,254 shares issued and outstanding, respectively	25	123
Preferred stock, Series “C” 103,143 shares issued and outstanding	103	103
Common stock, $.001 par value, voting, 3 333,333 shares authorized, 3,295,809 and 583,304 shares issued and outstanding, respectively	3,297	584
Additional paid-in capital	5,451,787	1,340,868
Accumulated deficit	(17,808,998)	(12,189,670)
Total stockholders' deficit	(12,353,786)	(10,847,992)

Total liabilities and stockholders' deficit	$958,775	$907,133

See accompanying notes to condensed consolidated financial statement

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
	For the Three Months		For the Six Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Revenues	1,186,033	1,078,614	2,185,828	1,930,986
Cost of Sales	847,823	488,405	1,602,205	1,251,247
Gross Margin	338,210	590,209	583,623	679,739

Selling, General and Administrative	340,255	308,926	688,188	666,587
Profit (loss) form operations	(2,045)	281,283	(104,565)	13,152

Gain (loss) on Derivative Liability	15,268,358	(69,730)	7,902,094	(46,015)
Gain (Loss) on Extinguishment of debt	-	-	(12,834,898)
Legal Expense	(22,994)	(26,938)	(35,441)	(49,891)
Interest (expense)	(70,154)	(156,209)	(188,811)	(289,021)

Net Income (Loss)	$15,173,165	$(28,406)	$(5,261,621)	$(371,775)

Income (Loss) per share, basic	$4.60	$(0.05)	$(1.60)	$(0.68)
Basic weighted average number of common shares	3,295,809	542,807	3,295,809	542,807
Profit (Loss) per share, diluted	$(0.36)	$(0.05)	$(1.60)	$(0.68)
Diluted weighted average number of common shares	42,276,581	542,807	3,295,809	542,807

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,261,621)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,000
Loss on derivative liability	(7,902,094)
Loss on extinguishment of debt	12,834,898
Changes in operating assets and liabilities:
Increase in Accounts receivable	(134,503)
Increase in Restricted Cash	(398)
Decrease in Inventory	78,224
Increase in Accounts payable	216,169
Increase in Accounts payable-related party	53,333
Increase in Bank overdraft	60,450

Increase in Customer deposits	16,207
CASH PROVIDED BY OPERATING ACTIVITIES	(32,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,965)

CASH USED IN INVESTING ACTIVITIES	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from lans	71,244
repayment of notes payable	(36,944)

CASH PROVIDED BY FINANCING ACTIVITIES	34,300

NET DECREASE IN CASH	0

CASH AT BEGINNING OF YEAR	-

CASH AT YEAR END	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$63,944

ARRAYIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “ Arrayit”) is a Nevada Corporation, formerly known as TeleChem International, Inc., that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation
 The financial statements reflect the consolidated results of Arrayit Corporation and its wholly owned subsidiaries (enumerate wholly owned entities). All material inter-company transactions have been eliminated in the consolidation.

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

Statement of Cash Flows

For the six months ended June 30, 2008, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash .

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 3- GOING CONCERN

Arrayit has a working capital deficit of $12,300,388, a stockholders' deficit, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Arrayit is unable to continue as a going concern.

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

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $500,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 10.25% at June 30, 2009, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2009 the balance outstanding under the recourse contracts was $300,967.   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2009

Note payable to Dorn & Associates. Payable in 36 monthly installments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	$25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000

Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250

Notes payable, unsecured interest at 12% and due on demand	165,416

Notes payable, interest free, unsecured due on demand from a shareholder	23,500

Sub Total - Debt from predecessor company	391,343

Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at June 30, 2009), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	286,338

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,783

Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	147,938

Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	804,285

Sub Total - Debt from Arrayit	1,281,344

Notes payable including related parties	$1,672,687

Short Term Debt	$1,462,816
Long Term Debt	209,871

Notes payable including related parties	$1,672,687

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

The fair value of the derivative instruments – warrants is estimated using the Black-Scholes option pricing model with the following assumptions as of June 30, 2009:

Common stock issuable upon exercise of warrants	1,250,000
Estimated market value of common stock on measurement date(1)	$0.52
Exercise price	$0.01
Risk free interest rate (2)	0.19%
Warrant lives in years	3.56
Expected Volatility (3)	404.559%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

(g)   Interest and penalties cease to accrue on the debt and therefore no additional penalties or interest will become payable.

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

The  Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and revalue the liability at the end of each interim period by recording gain/(loss) on derivative liability of $15,268,358.

The gain of $15,268,358, for the three months ended June 30, 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $2.00 used to determine the derivative liability at the end of the March 31, 2009 (the Company’s first quarter) and the $0.52 used to determine the derivative liability at the end of June 30, 2009 (the Company’s current reporting period).

The 936,572 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement. At the consummation of the debt settlement transaction, the Company recorded a loss on extinguishment of debt of $12,834,898.

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2008	123,254	$123	103,143	$103	583,309	$584	$1,340,868	$(12,189,670)	$(10,847,992)
Modification of convertible debt	(97,560)	(98)			2,712,500	2,713	4,110,919	(357,707)	3,755,827
Net Income for the six months ended June 30, 2009								(5,261,621)	(5,261,621)
Balance, June 30, 2009	25,694	$25	103,143	$103	3,295,809	$3,297	$5,451,787	$(17,808,998)	$(12,353,786)

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

  NOTE 10 – INCOME TAXES

At June 30, 2009, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $18 million including approximately $11.5 million from Integrated Media Holdings, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2018.

Prior to merger, the financial statements of TeleChem International, Inc. (”Telechem”) did not include a provision for income taxes because the taxable income of Telechem was included in the income tax returns of the stockholders under Internal Revenue Service "S" Corporation elections. Upon completion of the merger, Telecom ceased to be treated as an “S” Corporation for income tax purposes income tax purposes.

NOTE 11 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events through August 11, 2009 in accordance with SFAS No. 165.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended June 30, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results- Six and Three Months Ended June 30, 2009 and 2008.

Gross revenues for the six months ended June 30, 2009 and 2008 were $ 2,185,828  and $1,930,986 respectively. Gross revenues for the three months ended June 30, 2009 and 2008 were $1,186,033 and $1,078,614 respectively.  The Company continues to be hampered by its lack of financing.   The Company had in excess of $900,000 of orders on hand which it was not able to ship by June 30, 2009.

The Cost of Sales for the six, months ended June 30, 2009 and 2008 amounting to $1,602,205 and  $1,251,247 respectively, resulting in gross profit for the six months ended June 30, 2009  and 2008  of $583,623 and $679,739 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 the Company sold products with a lower gross margin than in the comparable period for 2009.

The Cost of Sales for the three months ended June 30, 2009 and 2008, amounted to $847,823 and $488,405 respectively, resulting in gross profit for the three months ended June 30, 2009 and 2008 of $338,210 and $590,209 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 the Company sold products with a lower gross margin than in the comparable period for  2008.

Selling, general and administrative expenses for six months ended June 30, 2009 and 2008 were $688,188 and $666,587 respectively. The increase was directly related to the expenses incurred for complying with the filing requirements for a public company; theses expenses include accounting fees, various public filing related fees. Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $340,255 and $308,926 respectfully.  The decrease is attributable to cost control during the quarter. Legal expenses of $35,441 and $49,891 were incurred for the six months ended June 30, 2009 and 2008.  For the three months ended June 30, 2009 and 2008 legal fees were $22,994 and $29,938.  Legal fees are incurred primarily to defend the Company’s intellectual property rights and are incurred as actions are undertaken.  During the three months ended June 30, 2008 the Company incurred costs associated with the Pediatrix law suit.

Net loss from operations was $2,045 for the three months ended June 30, 2009 compared with a net profit from operations of $281,283 for the three months ended June 30, 2008.   For the six months ended June 30, 2009 the company had a loss from operations of $104,565 compared to a profit from operations of $13,152 for the three months ended June 30, 2008.

Interest Expense for the six months ended June 30, 2009 and 2008 was $188,811 and $289,021 respectively.  Interest expense for the three months ended June 30, 2009 and 2008 was $70,154 and $156,209.  The reduction in 2009 resulted from the reduction in outstanding debt, and as explained above, due to the cessation of interest accrual on the predecessor debt pursuant to the Oral Agreements. See Note 7 in section “Notes to Unaudited Condensed Consolidated Financial Statement).

Pursuant to the Oral Agreements we fixed the number of shares to be issued upon conversion of the debt covered by said agreements.   As we do not have sufficient authorized share capital to allow the conversion of the debt we have a derivative.   The loss on extinguishment of debt was $12,834,898 for the six months ended June 30, 2009.   There were no gains or losses during 2008 See Note 7 in section “Notes to Unaudited Condensed Consolidated Financial Statement).

The  Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to FAS 133 (Accounting for Derivative Instruments and Hedging Activities) and revalue the liability at the end of each interim period by recording gain/(loss) on derivative liability of $15,268,358.

The gain of $15,268,358, for the three months ended June 30, 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $2.00 used to determine the derivative liability at the end of the March 31, 2009 (the Company’s first quarter) and the $0.52 used to determine the derivative liability at the end of June 30, 2009 (the Company’s current reporting period).

Cash flows from operations approximated net income (loss) for the six and three months ended June 30, 2009 and 2008.  The Company has funded its operating deficits through debt financing.

Liquidity and Capital Resources

Historical Cash Flows

   The following table summarizes our cash flows for the six months ended June 30, 2008:

	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008
Cash provided (used) by operating activities	$(32,335)	$28,406
Cash paid for capital expenditures	(1,965
Cash provided (used) by financing activities - net	34,300	(28,406)
Increase (decrease) in cash and cash equivalents	$-	$-

Source of Liquidity

 The Company’s source of liquidity includes our current cash and cash equivalents and internally generated cash flows from operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Forward-Looking Statements

This document contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.

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

Arrayit Corporation

Dated: August 11, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , Director and CFO

Exhibit 31.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q Arrayit Corporation.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
August 11, 2009

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Arrayit Corporation;

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
August 11, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
August 11, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Financial Officer
August 11, 2009