Form 10-K/A
period 2008-12-31
Arrayit Corp
filed 2009-09-17
CIK 1084507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment 3)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on August 31, 2009, was approximately $1,450,000

As of September 2, 2009 with Amendment Two filed with the Commission on Form 10-K on July 31, 2009. The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations

-	Management Discussion and Analysis – Restatement of Financial Statements
-	Management Discussion and Analysis – Results of Operations
-	Note 10 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

This Third Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-K, which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment

(i)
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

Item 1 B. Unresolved Staff Comments.

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

US Patent 6,913,879
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

As of September 2, 2009, we had 3,295,809 post split (98,874,270 pre split) shares of common stock issued and outstanding held by approximately 1,812  shareholders of record; 123,254 post split (3,697,611 pre-split) shares of Series A Convertible Preferred Stock issued and outstanding and 103,143 (pre and post split) shares of Series B Convertible Preferred Stock issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no pre-emptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Restatement of Financial Statements

         This Amendment No. 3 on Form 10-K/A reflects an enhancement of our footnote disclosure of our consolidated financial statements for the year ended December 31, 2008. The financial statements have been restated as a result of a comment letter received from the SEC to reflect additional disclosure.

          The restatement for these errors had no effect upon the Company’s net income, as originally reported for the fiscal year ended December 31, 2008,  The restatement had no effect on our cash or net cash used in operations for the fiscal year ended December 31, 2008. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors.

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

DEBT OBLIGATIONS

The Company has $3,368,830 (2007 - $3,549,558) of debt.  Amounts incurred directly by Arrayit amount to $1,320,856; of which $323,283 is being liquidated by monthly installments of $8,572 over a 60 month term; and $845,396 is due from the former TeleChem shareholders and their families, who have deferred repayment of their loans until the $323,283 has been paid in full.  To date the Company has been able to meet the servicing of the TeleChem debt from cash flow generated by operations.

As part of the ‘reverse merger” with Integrated Media Holdings, Inc., the ongoing Company took on the financial obligation for debt outstanding at the merger date.  The predecessor debt amounts to $2,047,974 at December 31, 2008, of which $1,830,300 of original debt and $217,674 of accrued interest is convertible into common shares.  The entire $2,047,974 is in default and is currently due.  The debt conversion terms are such that decrease in the market value of our shares will materially increase the number of shares issuable pursuant to the terms of the debt notes.  As the debt notes terms do not contain a floor on the conversion price, it is not possible to determine how many shares may ultimately be issuable under the terms of the notes payable. It is possible that the note holders, upon conversion could own a majority of the shares of the Company and it is further possible that the issuance of this unquantifiable number of our Company’s shares will have a negative impact on the market price of our shares.  While the terms of the Notes Payable limit the holdings of any one shareholder to 9.99%, there is no prohibition on that note holder from converting part of the debt, selling the resulting shares and then converting additional amounts of debt held.  This could place additional downward pressure on the market price of our shares.

On July 30, 2009 the market price of our shares was $0.44, resulting in a potential issuance of 12,478,357 post split, common shares had all the eligible debt been converted on that date.

After the year end 2,712,500 of these shares were issued as partial liquidation of $812,500 of debt, of which 1,140,000 shares were issued on March 13, 2009 in settlement of $240,000 of debt and 1,572,500 shares were issued on March 16, 2009 in settlement of $572,500 of debt.  Each of the 16 parties who agreed to the Oral Agreements, participated equally in the debt conversions, receiving 6.76% of their share entitlement on March 13, 2009 in return for the cancellation of 6.76% of the debt they held on that date; and receiving 16.13% of their share entitlement on March 16, 2009 in return for the cancellation of 16.13% of the debt they held on that date.  After the conversions, the Oral Agreement participants continued to hold 77.11% of the debt, i.e. $1,235,474 of debt convertible into 7,527,774 shares.

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

In January 2008, the Company entered into an oral agreement with each of the participants whereby the participant agreed to a fixed number of shares for their "basket" of securities. However, On February 20, 2009 the participants became discouraged with the efforts of the company to complete the regulatory filings and requested that the original oral agreement be abrogated.  The Company then came to a new oral agreement with each of the participants that included the following:

(a)  All prior agreements are now null and void. This includes both the predecessor Oral as well as the predecessor Written agreements.

(b) The quantum of shares being made available to the 16 participants will be fixed at 12,478,357.

(c) The 18,695 common shares, held by the participants, are issued and outstanding and will be not be affected by the new oral agreement.

(d)  The 2,926,787 pre-split, (97,560 post-split) series A preferred shares will be surrendered for cancellation without compensation by each of the participants.

(e) The debt of $1,993,450 and estimated penalty and interest of $1,555,750 for a total approximation of $3,549,200 will be converted into 12,478,357 common shares being a fixed number of common shares regardless of the interest and penalties that continue to accrue.

(f) Interest and penalties cease to accrue on the debt and therefore no additional penalties or interest will become payable.

(g)  The Oral Agreements constitute a formal waiver of any prior and future defaults on the underlying debt, thereby preventing the debt holders from asserting any rights and / or remedies they previously were entitled to under the written agreements.

It is the intention of the 16 debt holders and the Company that the debt will be converted into common shares, as soon as practical.  Currently, the Company does not have sufficient authorized share capital to satisfy this obligation, and therefore the debt may not be converted.  Management is not able to practically estimate when it will have sufficient authorized share capital as this lies outside the control of the Company.

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

After the company is able to increase its authorized common share capital, the outstanding common share capital on a pro-forma, post split basis will be as follows

HOLDER	POST SPLIT SHARES	PERCENTAGE
Existing common shareholders	583,309	1.19%
Former Preferred "C" holders	36,100,000	73.43%
Former Debt Holders - oral agreements	12,478,357	25.38%
TOTAL	49,161,666	100.00%

Predecessor Debt not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt of the IMHI predecessor company that is not covered by the Oral Agreements described above.  At December 31, 2008 $99,351 being the $25,177 Dorn note and the $74,174 Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect these amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock, which will not materially affect the number of shares outstanding.

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

We had net cash provided by operating activities of $75,979 that is mainly due to loss on derivatives and increase in account payable and accrued liabilities.  Subsequent to the year end, and as a result of revisions to the Oral Agreements, described above, the Company recognized the effect of the potential loss on conversion of debt to common shares by recognizing an increase in the derivative liability to $20,996,593 at March 31, 2009

We had $75,979 of net cash used by financing activities for the year ended December 31, 2008, which included $ 185,329 of proceeds from note payable, offset by $109,350 of payments on notes payables.

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

REVERSE SPLIT

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

Winter Park, Florida
September 8, 2009

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
	2008	2007
Current assets:	(as restated)	(as restated)
Cash	0	$0
Accounts receivable, net	261,656	294,186
Inventory	484,368	309,246
Prepaid expenses	0	120,000
Total current assets	746,024	723,432

Property and equipment, net	41,451	55,395
Assets of discontinued operations	0	247,945
Restricted cash	100,734	103,836
Deposits	18,924	18,924

Total assets	907,133	$1,149,532

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	5,143,622	$4,801,956
Bank overdraft	9,110	29,495
Due to related parties	349,950	337,616
Accrued expenses	1,295,131	850,462
Customer deposits	62,798	29,580
Derivative liability	1,525,684	326,544
Notes payable, current portion including related parties	3,120,418	3,222,218
Total current liabilities	11,506,713	9,597,871

Notes payable, long term	248,412	327,340
Liabilities of discontinued operations	0	1,463,966
Total liabilities	11,755,125	11,389,177

Stockholders' deficit
Preferred "A"- $0.001 par value, voting, 166,667 shares authorized, 123,254 (2007 – 105,449) shares issued and outstanding	123	127
Preferred "C" - $0.001 par value, voting, 103,143 shares authorized, 103,143 (2007 – 103,143) shares issued and outstanding	103	103
Common stock $0.001 par value, voting, 3,333,333 shares authorized, 583,309 (2007 – 542,807) shares issued and outstanding	584	548
APIC	1,340,868	19,554
Accumulated deficit	(12,189,670	(10,259,977)
Total stockholders' deficit	(10,847,992	(10,239,645)

Total liabilities and stockholders' deficit	907,133	$1,149,532

See accompanying notes to financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008	2007
	(as restated)	(as restated)
Total revenues	$4,063,149	$3,821,490
Cost of sales	2,643,974	2,663,769
Gross margin	1,419,175	1,157,721
Selling, general, and administrative expense	1,346,046	1,240,709
Legal expense	82,274	1,895,268
Interest expense	721,408	521,502
Loss (gain) on derivative liability	1,199,140	(724,320)
Net loss for the year	$(1,929,693	$(1,775,438)

Net loss per common share -
basic and diluted	$(3.31	$(3.24)

Weighted average shares - basic and diluted	583,309	547,308

See accompanying notes to the financial statements.

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007
	Preferred Series A		Preferred Series C		Common Stock		Additional Paid In	Retained	Total Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2006	2,884,117	2,884	-	-	16,368,710	16,369	31,832,986	(37,820,426)	(5,968,187)

Retroactive effect of March 22, 2009 30:1 split	(2,787,980)	(2,788)			(15,823,086)	(15,823)	18,611		-

Balance, December 31, 2006 -post split	96,137	96	-	-	545,624	546	31,851,597	(37,820,426)	(5,968,187)

Issuance of common stock for services					12,033	12	52,488		52,500

Issuance for compensation							784,615		784,615

Issuance of common stock for unpaid rent					1,013	1	4,399		4,400

Settlement of unpaid note interest	-	-	-	-	31,709	32	52,669	-	52,701

Conversion of notes to common stock					47,981	48	49,951		49,999

Surrender for cancellation of common stock on disposal of WV Fiber					(108,200)	(108)	(490,038)		(490,146)

Common stock issued for cash					17,149	17	107,390		107,407

Preferred shares issued for services	3,755	4					208,796		208,800

Re-acquisition of Series A Preferred on disposal of WV Fiber	(21,559)	(22)					(931,334)		(931,356)

Re-issuance of Series A Preferred for acquisitions in 2006	48,676	49					1,108,325		1,108,374

Issuance of Series C Preferred			103,143	103			98,897	-	99,000

Eliminate IMHI equity under reverse merger accounting							(32,878,201)	29,335,887	(3,542,314)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	(1,775,438)	(1,775,438)

Balance, December 31, 2007	127,009	127	103,143	103	547,309	548	19,554	(10,259,977)	(10,239,645)

Convert Preferred A to Common	(3,755)	(4)			36,000	36	(231,376)		(231,344)

Spin off certain assets and liabilities assumed with earlier mergers							1,552,690		1,552,690

Net Income for the year ended
December 31, 2008								(1,929,693)	(1,929,693)

Balance, December 31, 2008	123,254	123	103,143	103	583,309	584	1,340,868	(12,189,670)	(10,847,992)

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
	1,425,000	1,425,000
Note payable to Dorn & Associates, in conjunction with a 2005 funding. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured.	25,177	25,177
Convertible notes due to a former officer and shareholder of the Company, arising from a series of advances during fiscal; 2003. These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174	74,174
Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	0	17,826
Promissory note payable to AlphaWest Capital Partners, LLC, a party related to a former President and Director, in exchange for the March 24, 2006 proceeds in the same amount, unsecured with interest rate at 12% and due on demand.	25,000	25,000
Notes payable to certain individual accredited investors with interest of 15% or 18% per annum and are payable on demand after 180 days from the issue date. Notes are convertible into units of common stock and warrants at a rate of one unit for every $5.00 converted. Notes in the principal amount of $1,183,500 were sold as a part of the sale of WV Fiber, Inc.	0	44,500
Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	0	60,250
Notes payable due to SovCap, unsecured	0	161,250
Notes payable, interest free, unsecured due on demand from a shareholder	0	0
Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at December 31, 2008), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by the those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	323,283	392,952
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,827	44,545
Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	109,350	0
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	845,396	959,338
	3,368,830	3,753,812
Notes payables included in liabilities of discontinued operations	0	(204,254
Notes payable including related parties	3,368,830	3,549,558

Scheduled maturities of notes payable for years succeeding December 31, 2008 are as follows:

Year	Amount
2009	$74,871
2010	$80,084
2011	$85,660
2012	$82,699

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default,  of the IMHI predecessor company that is not covered by the Oral Agreements described elsewhere in these Financial Statements.   The debt not covered by said Oral Agreements may be summarized as follows:

2008
Note payable to Dorn & Associates, in conjunction with a 2005 funding. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured.	$25,177
Convertible notes due to a former officer and shareholder of the Company, arising from a series of advances during fiscal; 2003. These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174
TOTAL PREDECESSOR DEBT IN DEFAULT	$99,351

At December 31, 2008 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

Derivative Liabilities

Convertible Notes - SovCap

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

The fair value of the derivative instruments – convertible debentures is estimated using the intrinsic values of the conversion feature of the debentures. The Promissory Notes are carried at full face value as they are in default.  In addition, the fair market value of the related derivative liabilities arising from the debt, is recorded as of December 31, 2008 and 2007 to be $2,670,763 and $226,544, respectively. During the years ended December 31, 2008 and 2007, a $38,424 and $724,320 decrease in the fair value of the derivative instruments-convertible notes was recorded as unrealized loss on fair value of derivative instruments in the accompanying consolidated statement of operations.

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

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and was outstanding at December 31, 2008 and 2007.   These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

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

  (c) Restatement of Share Capital Under Reverse Merger Accounting

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer,  is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO  in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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
 [Missing Graphic Reference]

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

Audit Related Fees
None.

Tax Fees
None for 2008 and $4,050 for 2007

All Other Fees
None for 2008 and $13,600 for 2007

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company

10.1(1)	Agreement and Plan of Reorganization among IMHI, Telechem, dated Feb 21, 2008 (without Exhibits).
14.1*	Code of Ethics dated Feb 21, 2008

21.1	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.2	8% Senior Notes, filed as exhibit 41 to Form 8-K on February 25, 2005 on Commission number 001-16381-0642448 ~

10.3*	SovCap Equity Partners, Ltd., Notes
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

Arrayit Corporation

DATED: September 2, 2009	By: /s/ Rene Schena
Rene Schena
Chariman, Director and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		September 8, 2009
Rene Schena	Chariman, Director and CEO

/s/ Todd Martinsky		September 8, 2009
Todd Martinsky	V. President and Director

/s/ Mark Schena		September 8, 2009
Mark Schena	President and Director

/s/ William L Sklar		September 8, 2009
William L. sklar	Director

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
September 8, 2009

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
September 8, 2009

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

September 8, 2009

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

September 8, 2009