Form 10-Q/A
period 2009-03-31
Arrayit Corp
filed 2009-09-17
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q
( Amendment 3)

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

As of September 2, 2009, the issuer had 3,295,809 shares of common stock, $0.001 par value per share outstanding .
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Arrayit Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the three months ended March 31, 2009, and was originally filed with the Commission on Form 10-Q on May 20, 2009, and as amended with Amendment One filed with the Commission on Form 10-Q on May 22, 2009, and further amended on July 31, 2009. The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations
-	Management Discussion and Analysis – Restatement of Financial Statements
-	Management Discussion and Analysis – Plan of Operations
-	Notes 6 and 7 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

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

Arrayit Corporation filed Amendment One to  Form 10-Q/A (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2009, originally filed with the US Securities and Exchange Commission (“SEC”) on May 20, 2009  (the “Original Filing”). This amendment is filed for the sole purpose of including the following:

-	Management Discussion and Analysis – Debt Obligations
-	Financial Statements – for retroactive treatment of March 22, 2009 30:1 reverse stock split

-	Note 10 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

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

NOTE 3- GOING CONCERN

Arrayit has a working capital deficit of $27,256,169 ,  a stockholders' deficit, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if Arrayit is unable to continue as a going concern.

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

Current Portion of debt $1,712,950

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200 (see Note 7) which is covered by the Oral Agreements.   The debt, as detailed in Note 7,  is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three months ended March 31, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described in Note 7 to these Financial Statements.   The debt not covered by said Oral Agreements may be summarized as follows:

March 31, 2009
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

At March 31, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

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

In January 2008, the Company entered into an oral agreement with each of the participants whereby the participant agreed to a fixed number of shares for their "basket" of securities. However, On February 20, 2009 the participants became discouraged with the efforts of the company to complete the regulatory filings and requested that the original oral agreement be abrogated.  The Company then came to a new oral agreement with each of the participants that included the following:

(a)  All prior agreements are now null and void.  This includes both the predecessor Oral as well as the predecessor Written agreements .

(b) The quantum of shares being made available to the 16 participants will be fixed at 12,478,357.

(c) The 18,695 common shares, held by the participants, are issued and outstanding and will be not be affected by the new oral agreement.

(d)  The 2,926,787 pre-split, (97,560 post-split) series A preferred shares will be surrendered for cancellation without compensation by each of the participants .

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

(g)The Oral Agreements constitute a formal waiver of any prior and future defaults on the underlying debt, thereby preventing the debt holders from asserting any rights and / or remedies they previously were entitled to under the written agreements .

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

The 97,560 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement. At the consummation of the debt settlement transaction, the Company recorded a loss on extinguishment of debt of $12,834,898.

As the Warrant Agreement contained an anti-dilution clause, no recognition was given to the Reverse Stock Split of 30 to 1 which took place on March 22, 2009.

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2008	123,254	$ 123	103,143	$ 103	583,309	$ 584	1,340,868	$(12,189,670)	$(10,847,992)

Modification of convertible debt	(97,560)	(98)			2,712,500	2,713	4,110,919		4,113,534

Net Income for the three months
ended March 31, 2009								(20,434,786)	(20,434,786)

Balance, March 31, 2009	25,694	$ 25	103,143	$ 103	3,295,809	$ 3,297	5,451,787	$(32,624,456)	$(27,169,245)

Convertible Preferred Stock

The Series A Preferred Stock has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. Both the conversion ratio of the preferred into common and the number of shares outstanding  is subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

Subsequent to the debt settlement described in Note 7 above, 97,560 shares of Preferred A have been surrendered to and cancelled by the Company.

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

Restatement of Financial Statements

This Amendment No. 3 on Form 10-Q/A reflects an enhancement of our footnote disclosure of our consolidated financial statements for the three months ended March 31, 2009. The financial statements have been restated as a result of a comment letter received from the SEC to reflect additional disclosure.

The restatement for these errors had no effect upon the Company’s net income, as originally reported for the three months ended March 31, 2009, The restatement had no effect on our cash or net cash used in operations for the three months ended March 31, 2009.  After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors .

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

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200, which is covered by the Oral Agreements.   The debt is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three months ended March 31, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described above.

At March 31, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

Liquidity and Capital Resources

As of March 31, 2009 we had had a working capital deficiency of $27,256,169 and a stockholders’ deficiency of $27,169,244.  The working capital deficiency, in addition to amounts payable in the normal course of business is primarily attributable to (1) the $2,762,000 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $440,000 in deferred compensation (3) $292,000 in Judgement interest and (4) $20,996,593 arising from the recognition of the derivative arising from warrants outstanding and debt which cannot be converted until we are able to increase our authorized share capital.

During the six months operations generated $1,965 of our cash resources.

We currently have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have a material impact upon our short-term or long-term liquidity other than

a)
The favourable conclusion of the appeal against our successful judgement in the Pediatrix law suit.  Should the defendant in the appeal not be successful the $4,000,000 net award would allow us to liquidate some of our outstanding accounts payable.

b)	The trickle down effects of the federal stimulus package which provides funding for our customers and which may result in increased business for our Company.
c)	Our ability to increase our authorized share capital thereby allowing some of our debt holders to convert their debt to equity.

We estimate that we may require as much as approximately $200,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next twenty-one (21) months to assist in realizing our business objectives.  The amount of timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings form family members and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Even if we not raise additional capital, we believe that we will be able to continue operations for the next twelve months based on the funding currently provided and revenues that we anticipate generating in the near future.   Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favourable terms, if at all.

Historial Cash Flows

   The following table summarizes our cash flows for the nine months ended March 31, 2009:

Three Months Ended March 31,
200 9
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 2,712,500 common shares unregistered shares on March 13, 2009 and March 16, 2009 as partial conversion of the Oral Agreement Debt. The Company relied upon the exemption under Section 4(2) of the Securities Act.  The issuance of shares is summarized as follows:

	Shares Issued	Debt Converted
Officers & Directos
William Sklar	50,000	$14,977

Total Officers & Directors	50,000	$14,977

5% Shareholders	-	-

Other Participants
Individuals	1,369,500	$410,219
Companies	1,293,000	$387,304
Total Other Participants	2,662,500	$797,523

Total Shares Issued & Debt Converted	2,712,500.0	$812,500

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

Arrayit Corporation

Dated: September 8, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , Director and CFO