Form 10-Q/A
period 2009-06-30
Arrayit Corp
filed 2009-09-17
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment 1)

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

There were 3,295,809 shares of the Registrant’s common stock outstanding at September 2, 2009.

EXPLANATORY NOTE

Arrayit Corporation has restated its Quarterly Report on Form 10-Q. This A Report is for the three and six months ended June 30, 2009, and was originally filed with the Commission on Form 10-Q on August 14, 2009. The purpose of this amended Annual Report is to make corrections to the Quarterly Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations

-	Management Discussion and Analysis – Restatement of Financial Statements
-	Management Discussion and Analysis – Plan of Operations
-	Notes 6 and 7 to the financial statements concerning Debt
-	Management Discussion and Analysis – Liquidity

This Amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2009, amends and restates only those items of the previously filed Quarterly Report on Form 10-Q, which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment

(i)
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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008 (as restated)
Assets
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $105,000, respectively	396,159	261,656
Inventory	406,144	484,368
Prepaid expenses	-	-
Total current assets	802,303	746,024

Property and equipment, net	36,416	41,451
Restricted cash	101,132	100,734
Deposits	18,924	18,924
Total assets	$958,775	$907,133

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,359,791	$5,143,622
Bank overdraft	69,560	9,110
Due to related parties	403,283	349,950
Accrued expenses	-	1,295,131
Customer deposits	79,005	62,798
Derivative liability	5,728,235	1,525,684
Notes payables, current portion including related parties	1,462,816	3,120,418,
Total current liabilities	13,102,690	11,506,713
Notes payable, long term	209,871	248,412
Total liabilities	13,312,561	11,755,125

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 166,667 shares authorized
Preferred stock, Series “A” 25,694 and 123,254 shares issued and outstanding, respectively	25	123
Preferred stock, Series “C” 103,143 shares issued and outstanding	103	103
Common stock, $.001 par value, voting, 3 333,333 shares authorized, 3,295,809 and 583,304 shares issued and outstanding, respectively	3,297	584
Additional paid-in capital	5,451,787	1,340,868
Accumulated deficit	(17,808,998)	(12,189,670)
Total stockholders' deficit	(12,353,786)	(10,847,992)

Total liabilities and stockholders' deficit	$958,775	$907,133
See accompanying notes to condensed consolidated financial statements.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
	For the Three Months		For the Six Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Revenues	1,186,033	1,078,614	2,185,828	1,930,986
Cost of Sales	847,823	488,405	1,602,205	1,251,247
Gross Margin	338,210	590,209	583,623	679,739

Selling, General and Administrative	340,255	308,926	688,188	666,587
Profit (loss) form operations	(2,045)	281,283	(104,565)	13,152

Gain (loss) on Derivative Liability	15,268,358	(69,730)	7,902,094	(46,015)
Gain (Loss) on Extinguishment of debt	-	-	(12,834,898)
Legal Expense	(22,994)	(26,938)	(35,441)	(49,891)
Interest (expense)	(70,154)	(156,209)	(188,811)	(289,021)

Net Income (Loss)	$15,173,165	$(28,406)	$(5,261,621)	$(371,775)

Income (Loss) per share, basic	$4.60	$(0.05)	$(1.60)	$(0.68)
Basic weighted average number of common shares	3,295,809	542,807	3,295,809	542,807
Profit (Loss) per share, diluted	$0.36	$(0.05)	$(1.60)	$(0.68)
Diluted weighted average number of common shares	42,276,581	542,807	3,295,809	542,807

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,261,621)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,000
Loss on derivative liability	(7,902,094)
Loss on extinguishment of debt	12,834,898
Changes in operating assets and liabilities:
Increase in Accounts receivable	(134,503)
Increase in Restricted Cash	(398)
Decrease in Inventory	78,224
Increase in Accounts payable	216,169
Increase in Accounts payable-related party	53,333
Increase in Bank overdraft	60,450

Increase in Customer deposits	16,207
CASH PROVIDED BY OPERATING ACTIVITIES	(32,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,965)

CASH USED IN INVESTING ACTIVITIES	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans	71,244
repayment of notes payable	(36,944)

CASH PROVIDED BY FINANCING ACTIVITIES	(34,300)

NET DECREASE IN CASH	0

CASH AT BEGINNING OF YEAR	-

CASH AT YEAR END	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$63,944

ARRAYIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada Corporation, formerly known as TeleChem International, Inc., that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200 (see Note 7) which is covered by the Oral Agreements.   The debt, as detailed in Note 7, is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three and six months ended June 30, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	1,537,100	1,199,600	2,736,700

Conversions

June 30, 2009		$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described in Note 7 to these Financial Statements.   The debt not covered by said Oral Agreements may be summarized as follows:

June 30, 2009
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

At June 30, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

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

( d)  The 2,926,787 pre-split, (97,560 post-split) series A preferred shares will be surrendered for cancellation without compensation by each of the participants.

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
(h)The Oral Agreements constitute a formal waiver of any prior and future defaults on the underlying debt, thereby preventing the debt holders from asserting any rights and / or remedies they previously were entitled to under the written agreements.

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

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2008	123,254	$ 123	103,143	$ 103	583,309	$ 584	$1,340,868	$(12,189,670)	$(10,847,992)

Modification of convertible debt	(97,560)	(98)			2,712,500	2,713	4,110,919	(357,707)	3,755,827

Net Income for the six months
ended June 30, 2009								(5,261,621)	(5,261,621)

Balance, June 30, 2009	25,694	$ 25	103,143	$ 103	3,295,809	$3,297	$5,451,787	$(17,808,998)	$(12,353,786)

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

Restatement of Financial Statements

         This Amendment No. 1 on Form 10-Q/A reflects an enhancement of our footnote disclosure of our consolidated financial statements for the six and three months ended June 30, 2009. The financial statements have been restated as a result of a comment letter received from the SEC to reflect additional disclosure.

          The restatement for these errors had no effect upon the Company’s net income, as originally reported for the three and six months ended June 30, 2009,  The restatement had no effect on our cash or net cash used in operations for the three and six months ended June 30, 2009.  After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, we have begun implementing procedures intended to strengthen our internal control processes and prevent a recurrence of future errors.

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

Results of Operations

Comparison of Operating Results- Six and Three Months Ended June 30, 2009 and 2008

Gross revenues for the six months ended June 30, 2009 and 2008 were $2,185,828 and $1,930,986 respectively. Gross revenues for the three months ended June 30, 2009 and 2008 were $1,186,033 and $1,078,614 respectively.  The Company continues to be hampered by its lack of financing.   The Company had in excess of $900,000 of orders on hand which it was not able to ship by June 30, 2009

The Cost of Sales for the six, months ended June 30, 2009 and 2008 amounting to $1,602,205 and  $1,251,247 respectively, resulting in gross profit for the six months ended June 30, 2009  and 2008  of $583,623 and $679,739 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 the Company sold products with a lower gross margin than in the comparable period for 2009.

The Cost of Sales for the three months ended June 30, 2009 and 2008, amounting to $847,823 and $488,405 respectively, resulting in gross profit for the three months ended June 30, 2009 and 2008 of $338,210 and $397,386 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 the Company sold products with a lower gross margin than in the comparable period for 2008.

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

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200, which is covered by the Oral Agreements.   The debt is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three and six months ended June 30, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	1,537,100	1,199,600	2,736,700

Conversions

June 30, 2009		$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described above.

At June 30, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

Liquidity and Capital Resources

As of June 30, 2009 we had had a working capital deficiency of $12,300,388 and a stockholders’ deficiency of $12,353,786.  The working capital deficiency, in addition to amounts payable in the normal course of business is primarily attributable to (1) the $2,762,000 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $440,000 in deferred compensation (3) $292,000 in Judgement interest and (4) $5,728,000 arising from the recognition of the derivative arising from warrants outstanding and debt which cannot be converted until we are able to increase our authorized share capital.

During the six months operations consumed $32,335 of our cash resources.   We were able to meet this cash drain by short terms loans of $71,244 which net of loan repayments of $36,944 generated $34,300 of cash available to meet our cash loss from operations.

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

We estimate that we may require as much as approximately $200,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount of timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings form family members and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

   The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

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