Form 10-K/A
period 2008-12-31
Arrayit Corp
filed 2009-11-06
CIK 1084507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment 4)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on November 4, 2009, was approximately $1,780,000.

As of November 4, 2009, the issuer had 3,455,809 shares of common stock, $0.001 par value per share outstanding .

Arrayit Corporation. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2008, and was originally filed with the Commission on Form 10-K on April 15, 2009, and as amended with Amendment One filed with the Commission on Form 10-K on June 4, 2009 and Amendment Two filed with the Commission on Form 10-K on September 2, 2009, and Amendment Three filed with the Commission on Form 10-K on September 17, 2009.   The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

There are changes made throughout this document, but primarily to the Items entitled

-	Management Discussion and Analysis – Debt Obligations
-	Item 9A(T) Controls and Procedures

This Fourth Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-K, which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment

(i)
to modify or update such disclosures except as required to reflect the effects of the revisions and restatements, other than to enhance our Controls and Procedures discussion in Item 9A(T) and to revise our Management Discussion and Analysis regarding Debt Obligations .

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

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications, protocols and pricing is available at  http://Arrayit.com .

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

(5)	conditions and trends in the market for biotech developers

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

Item 1B . UNRESOLVED STAFF COMMENTS

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

As of November 4, 2009, we had 3,455,809, post split (98,874,270 pre split) shares of common stock issued and outstanding held by approximately 1,812  shareholders of record; 123,254 post split (3,697,611 pre-split) shares of Series A Convertible Preferred Stock issued and outstanding and 103,143 (pre and post split) shares of Series B Convertible Preferred Stock issued and outstanding.

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

DEBT OBLIGATIO
NS

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

On November 4, 2009 the market price of our shares was $0.66, resulting in a potential issuance of 12,478,357 post split, common shares had all the eligible debt been converted on that date.

After the year end 2,712,500 of these shares were issued as partial liquidation of $812,500 of debt, of which 1,140,000 shares were issued on March 13, 2009 in settlement of $240,000 of debt and 1,572,500 shares were issued on March 16, 2009 in settlement of $572,500 of debt.  Each of the 16 parties who agreed to the Oral Agreements, participated equally in the debt conversions, receiving 6.76% of their share entitlement on March 13, 2009 in return for the cancellation of 6.76% of the debt they held on that date; and receiving 16.13% of their share entitlement on March 16, 2009 in return for the cancellation of 16.13% of the debt they held on that date.  After the conversions, the Oral Agreement participants continued to hold 77.11% of the debt, i.e . $2,736,700 of debt convertible into 9,765,857 shares.

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

The Company has been frustrated in its ability to raise capital.  Accordingly it is planning to license its future technology, in return for a royalty, in order to fund development of its microarray diagnostic tests for $1,000,000.  Should the Company not be able to complete such licensing agreements, or raise $1,000,000 in capital, the company will be unable to pursue the diagnostic developments discussed elsewhere in this Form 10K.

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

The Series C Preferred Stock, $0.001, has no stated dividend rate.  There are 103,143 authorized shares. The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

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

Effective February 21, 2008, we completed the Plan and Agreement of Merger by and among us, TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of the Company.  Consummation of the merger did not require a vote of our shareholders.  We issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary and also as compensation for services in connection with the acquisition.

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

As of the end of the period covered by this report, our management including our Chief Executive Officer and Chief Financial Officer, also carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, management including our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena	Chairman, Director and CEO	2007
Todd J Martinsky	Vice President and Director	2007
Mark Schena, Ph.D	President, Chief Technology Officer, Secretary and Treasury	2007
Paul Haje	Director of Advertising and Public Relations	2007
William L. Sklar	Director, CFO	2007

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

Audit Related Fees
None.

Tax Fees
None for 2008 and $4,050 for 2007

All Other Fees
None for 2008 and $13,600 for 2007

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company

10.1(1)	Agreement and Plan of Reorganization among IMHI, Telechem, dated Feb 21, 2008 (without Exhibits).
14.1	Code of Ethics dated Feb 21, 2008

21.1	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.2	8% Senior Notes, filed as exhibit 41 to Form 8-K on February 25, 2005 on Commission number 001-16381-0642448 ~

10.3	SovCap Equity Partners, Ltd., Notes
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

NAME	TITLE	DATE

/s/ Rene Schena		November 4, 2009
Rene Schena	Chairman, Director and CEO

/s/ Todd Martinsky		November 4, 2009
Todd Martinsky	V. President and Director

/s/ Mark Schena		November 4, 2009
Mark Schena	President and Director

/s/ William L Sklar		November 4, 2009
William L. sklar	Director and CFO

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
November 4, 2009

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Sklar certify that:

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

/ s/  William L. Sklar

William L. Sklar
Chief Financial Officer
November 4, 2009

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

/ s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

November 4, 2009

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

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer

November 4, 2009