Form 10-Q/A
period 2009-03-31
Arrayit Corp
filed 2009-11-06
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-Q
( Amendment 4)

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

Large Accelerated filer ☐	Accelerated filer ☐
0Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 13, 2009, the issuer had 3,455,809 shares of common stock, $0.001 par value per share outstanding.
.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

Arrayit Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the three months ended March 31, 2009, and was originally filed with the Commission on Form 10-Q on May 20, 2009, and as amended with Amendment One filed with the Commission on Form 10-Q on May 22, 2009, and further amended on July 31, 2009 and further amended on September 17, 2009 . The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

The Oral Agreements and partial debt conversion are only applicable to the SovCap notes and do not reduce or eliminate the warrants outstanding.
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

During the three months operations generated $1,965 of our cash resources.

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

Even if we are not able to raise additional capital , we believe that we will be able to continue operations for the next twelve months based on the funding currently provided and revenues that we anticipate generating in the near future.   Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favourable terms, if at all.

Historial Cash Flows

   The following table summarizes our cash flows for the nine months ended March 31, 2009:

Three Months Ended March 31,
2009
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
Officers & Directors
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

Arrayit Corporation

Dated: November 4, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman , and Director

Dated: November 4, 2009	By: /s/ WILLIAM L. SKLAR
William L. Sklar
Director and CFO

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A Arrayit Corporation.;

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

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
November 4, 2009

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Sklar certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of Arrayit Corporation;

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