Form 10-Q/A
period 2009-11-11
Arrayit Corp
filed 2009-11-12
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

There were 3,486,579 shares of the Registrant’s common stock outstanding at November 9, 2009.

7

Form 10-Q
For the Quarterly Period Ended September 30, 2009

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $105,000, respectively	260,454	261,656
Inventory	279,635	484,368
Total current assets	540,089	746,024

Property and equipment, net	32,916	41,451
Restricted cash	100,239	100,734
Deposits	18,924	18,924
Total assets	$692,168	$907,133

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,322,496	$5,143,622
Bank overdraft	31,789	9,110
Due to related parties	431,616	349,950
Accrued expenses		1,295,131
Customer deposits	29,255	62,798
Derivative liability	3,194,582	1,525,684
Notes payables, current portion including related parties	1,436,172	3,120,418
Total current liabilities	10,445,910	11,506,713
Notes payable, long term	195,332	248,412
Total liabilities	10,641,242	11,755,125

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 166,667 shares authorized
Preferred stock, Series 'A' 25,620 and 123,254 shares issued and outstanding	25	123
Preferred stock, Series 'C' 103,143 shares issued and outstanding	103	103
Common stock, $0.001par value, voting, 3,333,333 shares authorized, 3,486,579 and 583,304 issued and outstanding	3,297	584
Additional paid-in capital	5,451,787	1,340,868
Accumulated deficit	(15,404,286)	(12,189,670)
Total stockholders' deficit	(9,949,074)	(10,847,992)

Total liabilities and stockholders' deficit	$692,168	$907,133

See accompanying notes to condensed consolidated financial statements.

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2009	2008	2009	2008

Total Revenues	$1,107,857	$782,830	$3,293,685	$2,713,816
Cost of Sales	730,307	559,913	2,332,512	1,811,160
Gross Margin	377,550	222,917	961,173	902,656

Selling, General and Administrative	342,331	379,372	1,030,519	1,045,959
Profit (loss) form operations	35,219	(156,455)	(69,346)	(143,303)

Gain (loss) on Derivative Liability	2,533,652	23,477	16,621,964	(22,538)
Gain (Loss) on Extinguishment of debt	-	-	(19,021,116)
Legal Expense	(124,731)	(10,396)	(160,172)	(60,287)
Interest (expense)	(39,430)	(146,475)	(228,240)	(435,496)

Net Profit (Loss)	$2,404,710	$(289,849)	$(2,856,910)	$(661,624)

Profit (Loss) per share - basic	$0.70	$(0.53)	$(1.09)	$(1.22)
Profit (Loss) per share - diluted	$0.05	$(0.53)	$(1.09)	$(1.22)
Basic weighted average number of common shares	3,459,622	542,807	2,618,349	542,807
Diluted weighted average number of common shares	49,360,684	542,807	2,618,349	542,807

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,856,910)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation	10,500
Gain on derivative liability	(16,621,964)
Provision for bad debt	20,000
Loss on extinguishment of debt	19,021,116
Changes in operating assets and liabilities:
Increase in Accounts receivable	(18,798)
Decrease in Restricted Cash	495
Decrease in Inventory	204,733
Increase in Accounts payable	178,874
Increase in Accounts payable-related party	81,666
Increase in Bank overdraft	22,079
Decrease in Customer deposits	(33,543)
CASH PROVIDED BY OPERATING ACTIVITIES	8,848

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,965)

CASH USED IN INVESTING ACTIVITIES	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans	180,124
Repayment of notes payable	(187,007)

CASH USED IN FINANCING ACTIVITIES	(6,883)

NET DECREASE IN CASH	-

CASH AT BEGINNING OF YEAR	-

CASH AT YEAR END	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$84,417

See accompanying notes to condensed consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONDENSED CONSOLIDATED UNAUDITED STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

Fair Value of Financial Instruments

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

The fair value of the Company’s notes payable and derivative liability approximates stated value. The notes payable fair value is based on Level 2 inputs and the derivative liability fair value based on Level 3 inputs. See notes 6 and 7.

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

Upon completion of the February 21, 2008 transaction with IMHI as more fully described in Note  1, TeleChem ceased to be treated as an "S"  Corporation  for  Income  Tax  purposes.  Effective February 21, 2008, Arrayit Corporation became a Nevada “C” Corporation.

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

The Company applies the provisions of income tax accounting for uncertainty in income taxes which  prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Earnings (Loss) per Common Share

 The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants, convertible debt and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculations when their effect is anti-dilutive.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers and directors in accordance with accounting standards for share-based payments which requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Statement of Cash Flows

For the nine months ended September 30, 2008, cash flows provided (used) by operating activities approximates net income (loss) and the net change in cash.

Recent Accounting Pronouncements
In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

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

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

NOTE 3- GOING CONCERN

Arrayit has a working capital deficit of $9,905,821, a stockholders' deficit of $9,949,074, and recurring net losses. These factors create substantial doubt about Arrayit’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Arrayit is unable to continue as a going concern.

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

Restricted cash is comprised of a $100,000 Certificate of Deposit plus accrued interest lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 9.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 10.25% at September 30, 2009, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2009 the balance outstanding under the recourse contracts was $312,334.   This amount is reflected on the balance sheet as a reduction in accounts receivable.  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2009

Note payable to Dorn & Associates. Payable in 36 monthly instalments of $890 at an interest rate of 5%. The Company is presently in default of the payment terms on this note, and has classified the entire note balance as current. These notes are unsecured	$25,177

Convertible notes due to a former officer and shareholder of the Company, These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	74,174

Notes payable to an individual with interest at 10% collateralized by receivables and due on demand.	17,826

Note payable to a financial group, unsecured with interest rate at 12% and due on demand.	25,000

Notes payable to former officer and other individual accredited investors, unsecured without specific terms of repayment	60,250

Notes payable, unsecured interest at 12% and due on demand	165,416

Notes payable, interest free, unsecured due on demand from a shareholder	23,500

Sub Total - Debt from predecessor company	391,343

Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at September 30, 2009), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	273,775

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,740

Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	150,014

Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families	773,632

Sub Total - Debt from Arrayit	1,240,161

Notes payable including related parties	$1,631,504

Short Term Debt	$1,476,172
Long Term Debt	195,332

Notes payable including related parties	$1,631,504

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200 (see Note 7) which is covered by the Oral Agreements.   The debt, as detailed in Note 7, is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three and nine months ended September 30, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	1,537,100	1,199,600	2,736,700

Conversions

September 30, 2009		$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described in Note 7 to these Financial Statements.   The debt not covered by said Oral Agreements may be summarized as follows:

September 30, 2009
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

At September 30, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

Warrants

In January 2008, the Company issued warrants to purchase 1,250,000 shares of common stock.  The Company evaluated the convertible debentures and the warrants under accounting standards for accounting for derivatives" and accounting for derivative financial instruments indexed to and potentially settled in a company's own stock". The Company determined that the warrants qualified as free standing derivatives as the Company is unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities.

The fair value of the derivative instruments – warrants is estimated using the Black-Scholes option pricing model with the following assumptions as of September 30, 2009:

Common stock issuable upon exercise of warrants	1,250,000
Estimated market value of common stock on measurement date(1)	$0.29
Exercise price	$0.01
Risk free interest rate (2)	0.14%
Warrant lives in years	3.31
Expected Volatility (3)	399.783%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

For greater certainty and as outlined in item (e) above, as a result of these Oral Agreements there will be no effect upon the company of the continuing defaults or of any changes in interest rates.   The Oral Agreements fix the number of shares to be issued upon conversion regardless of any additional interest and penalties which may have been due under the originating documents that are now superseded by the Oral Agreements.

On March 13, 2009, the date of Debt Modification, the Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to accounting standards for accounting for derivative instruments and hedging activities and revalued the liability by recording a loss on derivative liability of $19,021,116.

The gain of $2,533,652, for the three months ended September 30, 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $0.52 used to determine the derivative liability at the end of the June 30, 2009 (the Company’s second quarter) and the $0.29 used to determine the derivative liability at the end of September 30, 2009 (the Company’s current reporting period).

The 97,560 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Equity

Balance, December 31, 2008	123,254	$123	103,143	$103	583,309	$584	$1,340,868	$(12,189,670)	$(10,847,992)

Modification of convertible debt	(97,634)	(98)			2,712,500	2,713	4,110,919	(357,707)	3,755,827

Transfer agent unauthorized issue					190,770

Net Income for the nine months
ended September 30, 2009								(2,856,909)	(2,856,909)

Balance, September 30, 2009	25,620	$25	103,143	$103	3,486,579	$3,297	$5,451,787	$(15,404,286)	$(9,949,074)

Unauthorized Common Stock Issuance

On or about July 13, 2009 it came to the attention of the Company that Standard Registrar & Transfer Company, Inc., of Draper, Utah, the Company’s stock transfer agent, in error and without authorization from the Company issued 190,770 common stock of the Company.  It would appear that Standard received certificates from shareholders that existed prior to the March 22, 2009 30:1 reverse stock split, and negligently did re-issue certificates for the same number of shares as the original certificate, rather than re-issuing certificates for one-thirtieth of the face value of the surrendered certificate.  In doing so, the Transfer Agent effectively issued additional shares to a select number of shareholders.

The consequences of said error, made by Standard Registrar & Transfer Company, Inc., are as follows:

1)	the Company has issued 153,246 shares in excess of the number of shares authorized by the Secretary of State for Nevada, which is not permitted by state law.
2)	The Company received no consideration for the issuance of said shares
3)	Some shareholders have been unduly enriched.
4)	The shares were issued without registration with the Securities Exchange Commission.

The Company has been unable to resolve this issue with its transfer agent and has engaged legal counsel to commence action to (1) force Standard Registrar to purchase, in the open market,  for cancelation the 190,770 issued by them in error, and (2) to have Standard Registrar contact each shareholder who received excess shares in error and have said shareholders either return the shares for cancelation if they still hold the shares, or disengorge the profits they incorrectly received.

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

The appeal is currently pending before the U.S. Court of Appeals for the Third Circuit.  The Company continues to wait for the Court to appoint the Appeal Panel.

Unauthorized Stock Issuance

As explained in Note 8, our transfer agent issued 190,770 shares in error.   We could be faced by claims from non-affected shareholders to the extent that some shareholders were unduly enriched by the transfer agents error.   The State of Nevada could take action against the Company for the issuance of 153,246 shares in excess of our authorized, if we are not able to resolve this issue.

Other Matters

Arrayit may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. Arrayit is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, Arrayit is not aware of any other matters.

  NOTE 10 – INCOME TAXES

At September 30, 2009, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $15 million including approximately $11.5 million from Integrated Media Holdings, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2018.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events through November 12, 2009 in accordance with accounting standards on subsequent events.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Upon completion of the February 21, 2008 transaction with IMHI as more fully described  in  Note  1, TeleChem ceased to be treated as an "S"  Corporation  for  Income  Tax  purposes.  Effective February 21, 2008, Arrayit Corporation became a Nevada C Corporation.

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

Results of Operations

Comparison of Operating Results- Nine and Three Months Ended September 30, 2009 and 2008

Gross revenues for the nine months ended September 30, 2009 and 2008 were $3,293,685 and $2,713,816 respectively. Gross revenues for the three months ended September 30, 2009 and 2008 were $1,107,857 and $782,830 respectively.  The Company continues to be hampered by its lack of financing.   The Company had in excess of $400,000 of orders on hand which it was not able to ship by September 30, 2009.

The Cost of Sales for the nine, months ended September 30, 2009 and 2008 amounting to $2,332,512 and  $1,811,160 respectively, resulting in gross profit for the nine months ended September 30, 2009  and 2008  of $961,173 and $902,656 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 the Company sold products with a lower gross margin than in the comparable period for 2008, resulting in a drop in the gross profit percentage to 29% from 33%, although the effect was somewhat mitigated by increased margins during the third quarter.

The Cost of Sales for the three months ended September 30, 2009 and 2008, amounting to $730,307 and $559,913 respectively, resulting in gross profit for the three months ended September 30, 2009 and 2008 of $377,550 and $222,917 respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2009 three month period, the Company sold products with a higher gross margin than in the comparable period for 2008, resulting in an increase in the gross profit percentage to 34% from 28%.  This represents a change from the pattern of decreasing gross margins experienced during the first two quarters of 2009.

Selling, general and administrative expenses for nine months ended September 30, 2009 and 2008 were $1,030,519 and $1,045,959 respectively. The decrease was the result of cost curtailment including renegotiated rent and salary reductions offset by the expenses incurred for complying with the filing requirements for a public company; theses expenses include accounting fees, various public filing related fees. Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $342,331 and $379,372 respectfully.  The decrease is attributable to cost control during the quarter. Legal expenses of $160,172 and $60,287 were incurred for the nine months ended September 30, 2009 and 2008.  For the three months ended September 30, 2009 and 2008 legal fees were $124,731 and $10,396.  Legal fees are incurred primarily to defend the Company’s intellectual property rights and are incurred as actions are undertaken.  During the three months ended September 30, 2009 and 2008 the Company incurred costs associated with the Pediatrix law suit.

Net profit from operations was $35,219 for the three months ended September 30, 2009 compared with a net profit from operations of $156,455 for the three months ended September 30, 2008.   For the nine months ended September 30, 2009 the company had a loss from operations of $69,346 compared to a loss from operations of $143,303 for the nine months ended September 30, 2008.

Interest Expense for the nine months ended September 30, 2009 and 2008 was $228,240 and $435,496 respectively.  Interest expense for the three months ended September 30, 2009 and 2008 was $39,430 and $146,475.  The reduction in 2009 resulted from the reduction in outstanding debt, and as explained above, due to the cessation of interest accrual on the predecessor debt pursuant to the Oral Agreements. See Note 7 in section “Notes to Unaudited Condensed Consolidated Financial Statement).

Pursuant to the Oral Agreements we fixed the number of shares to be issued upon conversion of the debt covered by said agreements.   As we do not have sufficient authorized share capital to allow the conversion of the debt we have a derivative.   The loss on extinguishment of debt was $19,021,116 for the nine months ended September 30, 2009.   There were no gains or losses during 2008. See Note 7 in section “Notes to Unaudited Condensed Consolidated Financial Statement).

On March 13, 2009, the date of Debt Modification, the Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities and revalued the liability by recording a loss on derivative liability of $19,021,116.

The gain of $2,533,652, for the three months ended September 30, 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $0.52 used to determine the derivative liability at the end of the March 31, 2009 (the Company’s first quarter) and the $0.29 used to determine the derivative liability at the end of September 30, 2009 (the Company’s current reporting period).

Cash flows from operations approximated net income (loss) for the nine and three months ended September 30, 2008.  The Company has funded its operating deficits through debt financing.

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200, which is covered by the Oral Agreements.   The debt is shown as a derivative in these financial statements.  The continuity of the convertible loan for the three and nine months ended September 30, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)

March 31, 2009	2,712,500	1,537,100	1,199,600	2,736,700

Conversions

September 30, 2009		$1,537,100	$1,199,600	$2,736,700

Predecessor Debt in Default not covered by Oral Agreements

The Company continues to be responsible for Predecessor Debt, in default, of the IMHI predecessor company that is not covered by the Oral Agreements described above.

At September 30, 2009 $99,351 being the Dorn note and the Former Officer note are in default.  No action has been taken by the note holders to assert their rights to collect the amounts in default, and the terms of the notes do not provide for any penalties or higher interest rates once the notes are in default.  The note due to a former officer is convertible into 10,251 shares of the Company’s common stock.

Liquidity and Capital Resources

As of September 30, 2009 we had had a working capital deficiency of $9,905,821 and a stockholders’ deficiency of $9,949,074.  The working capital deficiency, in addition to amounts payable in the normal course of business is primarily attributable to (1) the $2,890,937 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $613,419 in deferred compensation (3) $292,000 in Judgement interest and (4) $3,194,582 arising from the recognition of the derivative arising from warrants outstanding and debt which cannot be converted until we are able to increase our authorized share capital.

During the nine months operations generated $8,848 of our cash resources.

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

Historial Cash Flows

   The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008
Cash provided (used) by operating activities	$8,848	$(661,624)
Cash paid for capital expenditures	(1,965)
Cash provided (used) by financing activities – net	(6,883)	661,624
Increase (decrease) in cash and cash equivalents	$-	$-

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

Our transfer agent issued 190,770 shares in error.   We could be faced by claims from non-affected shareholders to the extent that some shareholders were unduly enriched by the transfer agents error.   The State of Nevada could take action against the Company for the issuance of 153,246 shares in excess of our authorized share capital, if we are not able to resolve this issue. The Company has been unable to resolve this issue with its transfer agent and has engaged legal counsel to commence action to (1) force Standard Registrar and Transfer Company, Inc., to purchase, in the open market,  for cancelation the 190,770 issued by them in error, and (2) to have Standard Registrar contact each shareholder who received excess shares in error and have said shareholders either return the shares for cancelation if they still hold the shares, or disengorge the profits they incorrectly received.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s transfer agent issued 190,770 shares in error, without the consent or knowledge of the Company.   These shares were improperly issued without registration.

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

Arrayit Corporation

Dated: November 12, 2009	By: /s/ RENE’ A. SCHENA
Rene A Schena
Chairman and Director

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
November 12, 2009

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
November 12, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q/A for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
November 12, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q/A for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer
November 12, 2009