Form 10-K
period 2009-12-31
Arrayit Corp
filed 2010-03-31
CIK 1084507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $3,993,737

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,729,122

As of March 26, 2010, there were 22,706,045 shares of common stock outstanding.

ARRAYIT CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2009
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	59

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “TeleChem”, “Arrayit”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.

Overview:

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

On August 31, 2009 a majority of the stockholders provided written consent in lieu of a meeting to approve an increase in the authorized common shares of the Company from 3,333,333 to 480,000,000 and an increase in the authorized preferred shares of the Company from 166,667 to 20,000,000.  A Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed on December 18, 2009. The foregoing event was published in a Form DEF 14-C filed on November 18, 2009.

General Business Description, Operating History and Change in Control

Corporate History

Arrayit began as a division of TeleChem International in 1996 with the advent of Dr. Mark Schena’s use of microarrays as genetic research tools. Arrayit was able to generate a large customer base in a relatively short time frame by capitalizing on increased Internet access and Arrayit’s online business model.  Genetic research was advancing at a dramatic pace in the 1990s as more advanced scientific tools became commercially available.  Microarray technology, including printing, detection and scanning instrumentation, was a timely addition to the geneticist’s repertoire of advanced tools and technology, including automated sequencing, PCR, and expanded computing capability.  The sequencing of the genomes of various simple organisms and later, sequencing of the more complex genomes of humans, have led to yet another revolution in genetic discovery:  exploring gene function and variations with regard to disease states and diagnostics.  Microarray tools, having undergone FDA-validation in the 2000’s, remain an important component of the new genomic and proteomic industry upon which Arrayit will capitalize.

Overview of the Business

 We are a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics.  Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics,

We presently conduct our operations through two wholly owned subsidiaries, one majority owned subsidiary and two majority owned indirect subsidiaries:

•	Our TeleChem International, Inc. wholly owned subsidiary.

•	Our Arrayit Marketing, Inc. wholly owned subsidiary.

•	Our Arrayit Diagnostics, Inc., an 80% majority owned subsidiary.

•	Our Arrayit Diagnostics (Ovarian), Inc. a 64% majority owned indirect subsidiary.

•	Our Arrayit Diagnostics (Parkinson), Inc. majority indirect subsidiary.

Arrayit Products and Services

In the late 1990’s, Arrayit focused on developing microarray glass substrate slides, kits and reagents using an open platform strategy in order to establish a market niche.  Arrayit decided to make products that integrate with components from other vendors, enabling research laboratories to utilize microarray products from multiple vendors, in contrast to the closed platform format of the earliest competitors.  Research customers especially enjoy the flexibility and continue to buy Arrayit’s products.  Arrayit’s patented printing technology has become an industry standard for microarray manufacturing, allowing customers to manufacture microarrays of all types including DNA, protein, patient DNA, antibody, antigen, peptide, carbohydrate, and many others.  Arrayit’s revenues from the printing patent and its own family of printing instrumentation illustrate the Company’s success at meeting the unmet needs of the microarray industry.  Arrayit now sells both small-scale microarray manufacturing robots (SpotBot®) and high throughput versions (NanoPrint™). The SpotBot® and NanoPrint product lines have been further advanced to accommodate more stringent requirements in manufacturing protein microarrays.  Arrayit also offers personal microarray scanners (SpotLight™) as well as high-end scanning instruments (InnoScan®).  As the industry grows, Arrayit is expanding its product line to include fully integrated platforms such as the company’s Platinum, Gold, Silver and Bronze Variation Identification Platform™ (VIP) genotyping systems that include cleanroom and laboratory versions. Arrayit is also expanding its pre-printed microarray content to enhance the flagship H25K Whole Human Genome Microarray, which is a premium product for biomarker discovery and drug testing. Additional pre-printed microarrays include H25K subsets as well as a diversity of protein microarrays with specific content, such as PlasmaScan Antibody Microarrays.

Arrayit is expanding its Microarray Services capabilities as well, in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing.  With the investment proposed in its business plan, Arrayit will create a variety of microarray based diagnostic tests using Arrayit’s patented VIP Healthcare technology and related proprietary approaches.  As microarrays move into clinical diagnostics and genetic screening applications, the Company also expects to earn license and royalty fees in these areas.

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

The basic research segment constitutes a significant portion of the industry that has grown dramatically since first introduced in the mid-nineties by Arrayit’s Dr. Mark Schena.  Arrayit currently sells the majority of its products to this segment of the industry.  The human genetic research segment constitutes the fastest growing segment, making up the current balance of Arrayit’s sales.  However, the impact of diagnostics in personalized medicine is expected to be far greater than the above, because of its impact on the very costly healthcare industry.  Better patient outcome and lower healthcare cost to medical and insurance providers will provide opportunities in a vast number of disease states as the industry grows.  Diagnostic tests will become a part of every individual patient’s care plan across the costly spectrum of disease states, including cardiovascular, oncology, neurology, and other genetic diseases that affect large numbers of the population.

Health Care Industry Segment

A 13 year combined effort of scientists around the world and the expenditure of over $2.7 billion led to the completion of the mapping of the entire human genome in 2003.  This project identified the complete set of 25,000 genes that are common to all humans.  The human genome sequence speeded the study of genes and the variations in the genes that produce unique human characteristics, including pre-disposition to human disease.  Because each gene has the potential for numerous variations, the possible combinations number in the billions.  As daunting as the task was to map the human genome, the identification of all the variations of these genes and the implications to human health was even more overwhelming.  Dr. Mark Schena, the company president, has worked to develop the tools and methods to take on this task using microarray technology.  Now laboratories and research facilities around the globe use microarrays daily to isolate and screen genetic variations that identify specific characteristics.  With the isolation of these variations, a whole new world of opportunities has been opened.

With the tools and reagents that were developed to create microarrays and analyze the results as a foundation, very specific diagnostic opportunities emerged.  The pioneering diagnostic slides, which support screening of one patient at a time, suggested the universally beneficial need to test millions of people for a specific disease and determine if they have the disease undetected, or will develop that disease, or in order to identify what disease is associated with symptoms.  However, testing millions of patient samples, one at a time, would overwhelm the testing facilities and be cost prohibitive.

To solve this problem, Dr. Schena developed and patented a method to place up to 100,000 individual patient samples on a single microscope substrate slide and have that slide immersed in a solution that contains the known markers for a specific disease, such as childhood hearing loss, Parkinson’s Disease, Alzheimer’s Disease, etc.  Should any one of those 100,000 patient samples contain the marker for the disease being tested it would produce a red spot, if no disease, a green spot.  This procedure also identifies carriers as yellow spots.  Because of the sophistication of this patent, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient.  It is the only method available to the industry that can accomplish this.  Dr. Schena’s multi-patient genotyping procedure is protected by the following patents:

US Patent 6,913,879
Australia 2002218740
Europe 1343911
Korea 10-0756015
New Zealand 523560
Singapore 94899
Taiwan I280282
Israel 153848
Other worldwide patents pending

Strategic Relationships and Licensing Arrangements

Using a different approach to ovarian cancer, Arrayit signed a definitive agreement with Wayne State University to develop an early stage ovarian cancer test to be marketed and sold under the name OvaDx™. The OvaDx™ test will be marketed and sold upon FDA approval by the company’s majority owned subsidiary, Arrayit Diagnostics, Inc., headquartered in Houston, Texas.

BioSystems International (BSI) is producing antibodies of blood plasma, taken from human sources, for which Arrayit has developed a PlasmaScan™ microarray that potentially has the capability to identify predictors and biomarkers for such difficult to diagnose diseases as Parkinson’s disease and Alzheimer’s disease, among others.  Once these biomarkers are identified, a diagnostic slide could then be developed for broad use across the healthcare industry.  Arrayit will also benefit from licensing of these antibodies for such downstream applications.

Arrayit has an ongoing collaboration with the Parkinson’s Institute to test known Parkinson’s Disease (PD) patients’ blood to identify biomarkers for Parkinson’s Disease from the human plasma proteome microarray marketed as PlasmaScan™.  Arrayit is also using the H25K Whole Human Genome Microarray to examine PD samples and has identified the world’s first functional mRNA biomarkers for Parkinson’s Disease. An expanded patient study will be used to further validate the PD biomarkers.  Arrayit is also working with Stanford University to test known Alzheimer’s patients’ blood to identify biomarkers for Alzheimer’s Disease using PlasmaScan and other tools.

Product and Services Categories

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

Instrumentation

Instrumentation including NanoPrint™ and SpotBot® provide for automated microarray printing.  NanoPrint™ allows high-end manufacturing, whereas SpotBot® systems are the only personal microarrayers in the industry that enable affordable desktop use.

Other instruments include SpotLight™ CCD fluorescence scanners, SpotWare™ colorimetric scanners, InnoScan® laser scanners, TrayMix™ Hybridization Stations, high speed centrifuges, air jets, vacuum products.  Laboratory tools and bioinformatics computers complete the instrumentation line which are all designed to facilitate the quality and speed of microarray research.

Consumables

Arrayit manufactures and provides the microarray industry with variety of consumables, including glass substrates and slides, reagents, solutions, kits and clean room supplies.

Arrayit Super Microarray Substrates have been adopted by major Life Science companies and are used industry wide.  They are polished atomically flat glass printing surfaces with proprietary coupling chemistry that afford high signal intensities and low background noise for premium quality microarray experimentation.

Arrayit buffers and solutions are optimized to increase the quality of microarray manufacturing, processing, and use.  Purification kits provide both a high yield and superior purity. Applications include: DNA microarrays, fluorescent microarray purification, sequencing and others. Arrayit kits utilize proprietary binding membranes and purification chemistries for optimal performance.

Healthcare Platforms

Arrayit’s patented Healthcare technology, the Variation Identification Platform (VIP), allows diagnostic tests to be performed by depositing as many as 100,000 patient samples onto a single microarray. VIP manufacturing and clean room technology platforms are also sold to customers who license the technology from Arrayit.  VIP platforms enable the manufacture of extremely high-quality microarrays with superior precision and accuracy.  These microarrays containing 100,000 individual features allow the simultaneous genotyping of 100,000 different patients in a single test.

Arrayit Opportunity in Diagnostics and Personalized Medicine

With the completion of the human genome sequencing project, genetic research is increasing its focus on identifying the variations of the specific genes in the genome.  These variations are what define individual characteristics, including disease states or a statistical propensity for disease.  It is now also possible to identify protein markers or biomarkers in the blood stream that provide early warning signs for diseases such as cancer.  Arrayit technology allows the analysis and identification of both DNA sequence variants and protein bloodstream biomarkers.  The implications of this capability are far-reaching and are impacting not only the research community, but also the individual patients and the medical and insurance providers.  Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve the patient’s quality of life and prognosis by delaying or preventing disease progression or even death.  Medical and insurance providers will incur major cost savings by avoiding costly late stage disease treatments.

We intend to pursue opportunities to acquire businesses that increase our disease diagnostic capability or expand our geographic reach. We also intend to consider acquiring manufacturers of other highly engineered and customized ancillary or complementary products that will further our penetration of markets and customers served.  We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry.

Strategic Distributorships

The Company utilizes more than 40 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 45% of the Company’s 2009 revenues.  These foreign receivables are insured through Euler Hermes ACI.

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

The following companies compete with Arrayit in the research and development portion of the microarray market:

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$34.49	$12.01B
Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries.  The microarray division is a small portion of their total business.  Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$7.36	521.83M
Affymetrix provides consumables and systems for genetic analysis in life sciences. Their process creates a microarray by means of photolithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$32.28	$4.73
Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets.  Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

(1) Share price and market cap values as of March 26, 2010

Advertising, Marketing and Sales

Thanks to the successful efforts of the Company’s sales and marketing team, Arrayit is the most highly recognized independent brand name in the microarray industry.  This was accomplished through visibility in major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and e-mail newsletters.  All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales.  The Arrayit.com web site, which regularly receives more than 1,500 unique visitors per day and 40,000 visitors per month and over 1 million hits per month, is considered by many to be the portal of the microarray industry.

The Company’s sales strategy has been successful by providing personalized sales and support.  The inside sales force is currently comprised of three persons.  External sales are accomplished domestically and internationally by Arrayit’s more than 40 distributors.  The Company plans to hire additional experienced sales professionals with microarray, diagnostics and pharmaceutical contacts who will capitalize on the company’s powerful microarray technologies.  The company anticipates a sales force of approximately ten within three years.

Strategic Distributorships

The Company utilizes more than 40 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 45% of the Company’s 2009 revenues.  These foreign receivables are insured through Euler Hermes ACI.

Facilities

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $11,178.00 per month plus a monthly operating expense charge of $1,324.80.  The lease expires on November 30, 2012.

Our Subsidiary, Arrayit Diagnostics, Inc operates from commercial offices located at 12000 Westheimer Avenue, Suite 340,   Houston, TX, 77077.

Our internet website address is http://www.arrayit.com

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the SEC’s website, www.sec.gov.

Management believes these facilities are suitable and adequate for its current operations.

Regulatory Matters

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The FDA must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the U.S. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for research only.  Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only by cytogenetics labs, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”).  We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of arrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”).  If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government.  A failure to comply with these regulations might result in suspension of these contracts or administrative penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

Healthcare reform and restrictions on reimbursements

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

Handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.

Employees

At March 26, 2010 we had 10 full time employees, and agreements with four consultants.  We had no part-time employees.  None of our employees are covered by a collective bargaining agreement with a union.  We consider our relationship with our employees to be good.

Comment Letters Issued by the SEC

During 2009, the SEC issued comment letters relating to its previously filed Forms 10K and 10Q.  We have completed answers to these comment letters, resolving all of the outstanding comments from the SEC.

ITEM 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also negatively impact our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations could be negatively affected to a significant extent. Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. The Company's business is subject to many risk factors, including the following:

Risks Related to the Growth of Our Business

If we do not continually develop and commercialize new or enhanced products and services, our business may not grow.

Our success depends in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The genetic analysis tools market, is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or uneconomical. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;

•	the functionality of new and existing products and services;

•	the timing of introduction of our products and services as compared to competitive products and services;

•	the existence of product defects;

•	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;

•	citation of our products in published research; and

•	general trends in life science research and life science informatics software development.

Our new or enhanced technologies, products or services may not be accepted by customers in our target markets.  For example, once we have developed or obtained a new technology, we may fail to successfully commercialize new products and services based on that technology, particularly to the extent that our new products and services compete with established technologies or the products and services of more established competitors. Risks relating to product adoptions include the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

Our growth depends in part on our ability to acquire new technologies, products and services through additional acquisitions, which may absorb significant resources and may not be successful.

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges, such as those recorded in 2008.

Factors that will affect the success of our acquisitions include:

•	our ability to retain key employees of the acquired company;

•	the performance of the acquired business, technology, product or service;

•	our ability to integrate operations, financial and other systems;

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

•	any disruption in order fulfillment due to integration processes and therefore loss of sales;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; and

•
our assumption of known contingent liabilities that are realized, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, to the extent that the realization of any of these liabilities increases our expenses or adversely affects our business or financial position.

Emerging market opportunities in molecular diagnostics may not develop as quickly as we expect and we depend on the efforts of our partners to be successful.

The clinical applications of our technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging market opportunity in molecular diagnostics. At this time, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. Although we believe that there will be clinical applications of our technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

Our success in the molecular diagnostics market depends to a large extent on our collaborative relationships and the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets, and successfully market and sell products using our technologies.

Patent disputes can be costly to prosecute and defend and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.

Patent positions can be highly uncertain and patent disputes in the medical industry are not unusual.  An adverse result in a patent dispute involving our patents, or the patents of our collaborators, may lead to a determination by a court that the patent is not infringed, is invalid, and/or is unenforceable.  Such an adverse determination could lead to our loss of market exclusivity.  An adverse result in a patent dispute alleging that we have infringed patents held by a third party may lead to a determination by a court that the patent is infringed, valid, and enforceable.  Such an adverse determination may preclude the commercialization of our products and/or may lead to significant financial damages for past and ongoing infringement.  Due to the uncertainty surrounding patent litigation, parties may settle patent disputes by obtaining a license under mutually agreeable terms in order to decrease risk of an interruption in manufacturing and/or marketing of its products.

The potential for litigation regarding our intellectual property rights always exists and litigation may be initiated by third parties attempting to abridge our rights. Even if we are ultimately successful in a particular dispute, we may incur substantial costs in defending its patents and other intellectual property rights.

Risks Related to Our Sales

We face significant competition, and our failure to compete effectively could adversely affect our sales and results of operations.

We compete with companies that develop, manufacture and market genetic analysis tools for the life science and clinical healthcare markets. We face significant competition as our competitors develop new, improved or more economical products and services and as new companies enter the market with new and innovative technologies.

The market for molecular diagnostics products and services is highly competitive, has high barriers of entry, and has several other large companies with significant market share. For example, companies such as Affymetrix, Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. We also face competition from established diagnostic companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios.  They also have substantial experience in new product development, regulatory expertise,

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.

Consolidation trends in both our market and that of our customers have increased competition.

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could harm our business.

Additionally, there has been a trend toward consolidation in many of the customer markets we sell to, in particular the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts, and larger consolidated customers may be able to exert increased pricing pressure on companies in our market.

Reduction or delay in research and development budgets and government funding may adversely impact our sales.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of academic, governmental and other research institutions, as well as pharmaceutical and biotechnology companies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.

Factors that could affect the spending levels of our customers include:

•	weakness in the global economy and changing market conditions that affect our customers;

•	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;

•	changes in government programs that provide funding to companies and research institutions;

•	changes in the regulatory environment affecting life science companies and life science research;

•	impact of consolidation within the pharmaceutical industry; and

•	cost reduction initiatives of customers.

Government funding of research and development is subject to the political process, which is inherently unpredictable. In 2009, U.S. government funding for life science research increased, due in part to the enactment of the American Recovery and Reinvestment Act of 2009, which provided over $10 billion in research funding to the National Institutes of Health (“NIH”) through September 2010. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

•	our partners may develop technologies or components competitive with our products and services;

•	our existing collaborations may preclude us from entering into additional future arrangements;

•	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	some of our agreements may terminate prematurely due to disagreements between us and our partners;

•	our partners may not devote sufficient resources to the development and sale of our products and services;

•	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

•	our collaborations may be unsuccessful; or

•	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

The size and structure of our current sales, marketing and technical support organizations may limit our ability to sell our products and services.

Although we have invested significant resources to expand our direct sales force and our technical and support staff, we may not be able to establish a global sales, marketing or technical support organization that is sufficient to sell, market or support our products globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. These and other third parties on whom we rely for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

Risks Related to the Manufacturing of Our Products

We rely on third parties whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers.  As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs.  If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms.  Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third party distributors to sell, install and service certain of our products.  While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer’s representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

We may need to adjust our manufacturing capacity based on business requirements or improvements made to our technological capabilities and there are risks associated with such adjustment.

If demand for our products is reduced or if we implement technologies that increase the density or yields of our wafers, our manufacturing capacity could be under-utilized and some of our long-lived assets, including facilities and equipment, may be impaired, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory since certain of our products have a limited shelf life, which would have a negative impact on our gross margin.

We may lose customers or sales if we are unable to meet customer demand for our products on a timely and cost-effective basis, or if we are unable to ensure the proper performance and quality of our products.

We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may experience delays in the manufacture of our products or fail to ensure their proper performance or quality. As we develop new and enhanced products, we must be able to resolve in a timely, cost-effective manner manufacturing issues that may arise from time to time.

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that products that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our products. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Risks Related to Our Operations

We have had significant operating losses expect to continue to incur net losses for the near term.

Although we were formed in 1993, we have been unable to consistently operate profitably.  As of December 31, 2009, we had an accumulated deficit of approximately $21,415,361.  We have reported net losses of approximately $8,867,984 and $1,929,693 for the fiscal years ended December 31, 2009 and 2008, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.  We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

If we are able to generate $3,000,000 from our proposed private offering, we will have sufficient cash and cash equivalents, to support our projected operating needs for the next fiscal year.  However, with limited revenues from sales of our products and services, our business plan that calls for us to continue to improve our products, create new products, and more aggressively market our existing products will require us to obtain additional working capital.  Our future capital requirements will depend on many factors, including continued progress in product enhancements and new product development programs, the magnitude of these programs, the time and costs involved in completion of technological, manufacturing and market requirements, and the cost of finalizing licensing agreements to produce licensing revenues.  We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions which have significantly adversely affected the availability of credit, and other sources of capital.  We may raise necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities; our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;
•	general economic conditions;
•	the spending patterns of customers;
•	customer orders received;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the demand or production of our products caused by severe weather conditions;
•	convertible debt and warrant grants categorized as derivative financial instruments require changes in fair value be recorded in the consolidated statement of operations;
•	a change in the mix of our customers, contracts and business;
•	increases in design and manufacturing costs; and
•	the ability of customers to pay their invoices owed to us and disagreements with customers related to product performance on delivery.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

We plan to engage in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.

We seek to grow, in part, through strategic acquisitions that are intended to complement or expand our business, and expect to continue to do so in the future. The success of this strategy will depend on our ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on our ability to integrate the businesses acquired in these transactions.  We may encounter unexpected difficulties in completing and integrating acquisitions with our existing operations, and in managing strategic investments.  Furthermore, we may not realize the degree, or timing, of benefits we anticipated when we first entered into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers, increase the number or size of orders received by existing customers, hire and retain employees and increase volume utilizing our existing facilities.  In addition, our customers may reduce the number or size of their orders.  Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth.  If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of Dr. Mark Schena, our president, and other senior management.  We cannot be certain that any individual will continue in such capacity for any particular period of time.  The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

 Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements.  We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.  Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, these policies contain deductibles and limits of coverage.  We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported.  However, insurance liabilities are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

Future litigation could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant future litigation or claims adverse to us. Types of potential litigation cases include: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business.

An adverse ruling by the U.S. Internal Revenue Service could create significant liability.

Several of the persons, including consultants and executive officers, who provide services to us are treated as independent contractors or receive below market loans instead of salaries or wages.  If the I.R.S examines our prior years tax returns and determines that one or more of such persons were employees, the resulting liability for withholding and payroll taxes could be significant.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our credit facility with our primary lender, amongst other avenues, to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent our primary lender and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments.  Market disruptions may also limit our ability to issue debt securities in the capital markets.  We can provide no assurances that our primary lender or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business.  Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged.  Such measures could include deferring capital expenditures and reducing other discretionary expenditures.

Continued market disruptions could cause a broad economic downturn that may lead to increased incidence of customers’ failure to pay for services delivered, which could adversely affect our financial condition, results of operations and cash flow.

Continued capital market disruptions could result in increased costs related to variable rate debt. As a result, continuation of market disruptions could increase our interest expense and adversely impact our results of operations.

Disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within our pension plans. Significant declines in the value of the investments held within our pension plans may require us to increase contributions to those plans in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future.  These trends may also adversely impact our results of operations, net cash flows and financial positions, including our stockholders’ equity.

Restrictive loan covenants may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our credit facility with our primary lender contains certain restrictive covenants.  The majority of the liquidity derived from our credit facility is based on availability determined by a borrowing base. Specifically, the availability of credit is dependent upon our eligible receivables, inventory and certain liens. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

Due to the international nature of our business, political or economic changes or other factors could harm our business.

A significant amount of our revenue is currently generated from sales outside the United States. Although such transactions are primarily denominated in U.S. dollars, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates; unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection.

We also are subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities, epidemics and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

Our effective tax rate may vary significantly.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Changes in overall levels and the geographic mix of pretax earnings may adversely impact our effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

Estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may significantly impact our financial results of operations.

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The FDA must approve certain in-vitro diagnostic products before they can be marketed in the United States. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for research only. Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only by cytogenetics labs, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”). We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of arrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”). If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. A failure to comply with these regulations might result in suspension of these contracts or administrative penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop with our collaborators.

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the United States, third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

Risks related to handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous and materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.

We may be exposed to liability due to product defects.

The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products and we may be subjected to such claims. We may seek to acquire additional insurance for clinical or product liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could have a serious adverse effect on our business, financial condition and results of operations.

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our products.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our molecular diagnostic products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

We may be unable to effectively protect or enforce our intellectual property, which could harm our competitive position.

Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Asia and other jurisdictions.

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. We may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.  If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information. Such measures may not provide adequate protection for our proprietary information.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See  “Item 8”. Financial Statements and Supplementary Data—Note 14. Commitments and Contingencies” for further information.  In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents.

As we enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful entry into those markets. In addition, third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

Risks Relating to Our Organization

Our certificate of incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Your ability to influence corporate decisions is limited because our executive officers and directors own a controlling percentage of our common stock.

A majority of our voting securities are owned by senior officers and directors who are all members of the same family.  Therefore, they, with influence from other members of the family, control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.  In addition, as the interests of the controlling family and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with your best interests or the best interest of us as a whole.

Limitations of Liability; Indemnification

Our Articles of Incorporation and Bylaws contain provisions that limit the liability of directors for monetary damages and provides for indemnification of officers and directors under certain circumstances.  Such provisions may discourage stockholders from bringing a lawsuit against directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited our stockholders.  In addition, a stockholder’s investment in the company may be adversely affected to the extent that costs of settlement and damage awards against our officers or directors are paid by the company pursuant to such provisions.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, our current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and may in the future require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that we can attract and retain a sufficient number of independent directors that includes independent members of our audit committee and accomplish the other measures that ensure we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need become more complex, and significantly more resources and independent officers and directors will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on NYSE Amex or another national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger”.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any public or private offerings on our behalf.

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

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	we have issued warrants and options that may have a dilutive effect for our stockholders

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also significantly affect the market price of our common stock.

There may be a limited market for our securities and we may fail to qualify for a NYSE Amex or other listing.

Although we plan on applying for listing of our common stock on the NYSE Amex or a different national exchange once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted.  Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable.  At the present time, we do not qualify for certain of the initial listing requirements of the NYSE Amex or other national exchanges.  In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, you may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares covered by this Private Placement Memorandum forms a part, upon the expiration of any regulatory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our quarterly results have historically fluctuated significantly and may continue to do so. Failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues may cause us to experience material losses.

Because of this difficulty in predicting future performance, our operating results may fall below our own expectations and the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so.

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

•	competition;

•	our inability to produce products in sufficient quantities and with appropriate quality;

•	the frequency of experiments conducted by our customers;

•	our customers’ inventory of products;

•	the receipt of relatively large orders with short lead times; and

•	our customers’ expectations as to how long it takes us to fill future orders.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2010, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g) 9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

Item 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $11,178.00 per month plus a monthly operating expense charge of $1,324.80.  The lease expires on November 30, 2012.

Our Subsidiary, Arrayit Diagnostics, Inc., operates from commercial offices located at 12000 Westheimer Avenue, Suite 340  Houston, TX, 77077.

ITEM 3. LEGAL PROCEEDINGS

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  The jury awarded TeleChem $5 million in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix appealed the jury's decision, and requested that the damages award to TeleChem be reduced.  This appeal was denied.  Pediatrix put $5 million in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  The second appeal was heard on December 15, 2009 by a panel of three judges in the Third Circuit Court of Appeals in Philadelphia, PA.  The parties expect the Third Circuit Court's decision at any time.  The parties understand that the Third Circuit Court’s decision is final.

There are no other legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

We are not aware, of any governmental authority contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Transfer Agent

Our transfer agent and warrant agent is Standard Registrar and Transfer Co., Inc.  12528 South 1840 East Street, Draper, Utah 84020

Price Range of Common Stock

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

QUARTER ENDED	HIGH	LOW

January 1, 2010 – February 22, 2010	$1.65	$1.02

December 31, 2009	$1.90	$0.40
September 30, 2009	$0.80	$0.52
June 30, 2009	$3.00	$0.40
March 31, 2009	$2.40	$0.07

December 31, 2008	$1.50	$0.54
September 30, 2008	$4.47	$0.90
June 30, 2008	$3.00	$1.20
March 31, 2008	$4.50	$0.21

As of March 26, 2010, we had 19, 096,029, shares of common stock issued and outstanding held by approximately 377 shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 25,620 shares of Series A Convertible Preferred Stock issued and outstanding and 103,143 shares of Series C Convertible Preferred Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

In July 2009, the Company’s transfer agent issued 190,770 shares in error, without the consent or knowledge of the Company. These shares were improperly issued without registration.

The Company issued 12,478,357 common shares unregistered shares on March 13, 2009, March 16, 2009 and December 11, 2009 as conversion of the Oral Agreement Debt.  The Company relied upon the exemption under Section 4(2) of the Securities Act.  The issuance of shares is summarized as follows:

	Shares Issued	Debt Converted
Officers & Directors
William Sklar	125,000	$65,423

Total Officers & Directors	125,000	$65,423

5% Shareholders	-	$-

Other Participants
Individuals	6,385,149	$1,791,938
Companies	5,999,208	$1,691,839
Total Other Participants	12,384,357	$3,483,777

Total Shares Issued & Debt Converted	12,509,357	$3,549,200

December 11, 2009 we issued 2,667 unregistered common shares for $2,000 cash received by the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

December 11, 2009 we issued 4,158,598 unregistered common shares as compensation for $4,155,265 of wages and services by employees and consultants to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

December 11, 2009 we issued 921,158 unregistered common shares upon conversion of outstanding debt of $777,532 owed to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

December 11, 2009 we issued 720,000 unregistered common shares as compensation for $740,000 of services by consultants to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

Subsequent to the year end, 3,454 Series A preferred shares were converted into 1,105 common shares and 10,314 Series C preferred shares were converted into 3,609,900 common shares.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

STATEMENTS CONTAINED IN THIS FORM 10-K, INCLUDING THE DOCUMENTS THAT ARE INCORPORATED BY REFERENCE, THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”). ALSO, WHEN WE USE ANY OF THE WORDS “ANTICIPATE,” “ASSUME,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTENDS,” “PLANS,” “SEEKS,” “COULD,” “MAY,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEED AND ARE BASED ON OUR CURRENT INTENTIONS AND ON OUR CURRENT EXPECTATIONS AND ASSUMPTIONS. THESE STATEMENTS, INTENTIONS, EXPECTATIONS AND ASSUMPTIONS INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE BEYOND OUR CONTROL, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE WE ANTICIPATE OR PROJECT.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•	the uncertain market acceptance of our existing and future products;
•	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
•	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;
•	our management controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours;
•	restrictive loan covenants under our credit facility could limit our future financing options and liquidity position and may limit our ability to grow our business;
•	future sales of large blocks of our common stock, which are subject to demand registration rights that are triggered by this offering, may adversely impact our stock price; and
•	the level of competition from our existing and from new competitors in our marketplace.
•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.  The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Unless the context suggests otherwise, references herein to “Arrayit,” the “Company,” “we,” “us,” and “our” mean Arrayit Corporation and its consolidated subsidiaries.

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

Use of Estimates

The Company’s significant estimates include an allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Revenue recognition:

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

Product Sales

Product sales include sales of microarrays, reagents and related instrumentation. Microarray, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfilment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Services

Services revenue is comprised of equipment service revenue; revenue from custom microarray design fees; and scientific services revenue, which includes associated consumables.

Diagnostic Revenue

Revenue from medical testing and scientific services is recognized upon shipment of the reported results.

Other Income

We recognize interest income as earned.

Patent Costs

Costs incurred with registering and defending patent technology are charged to expense as incurred.

Derivative Instruments

Derivatives are recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

Accounting guidance related to Accounting for derivative financial instruments indexed to and potentially settled in, a company's own stock, requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under these provisions, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Following this guidance, we determined the conversion feature of our “SOV Cap” notes, Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features and warrants are determined using a Black-Scholes Model.

Non-controlling Interest:

We account for the non-controlling interest in its two subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated,  any retained  non-controlling equity  investment  in the former subsidiary  be  measured at fair value and a gain or loss be  recognized  in net income  based  on  such  fair  value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Royalty interests that entitle the holder to participate in future earnings and are not repayable are classified as non-controlling interests.

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   Arrayit Diagnostics, Inc., has an 80% ownership investment in Arrayit Diagnostics, Inc., and an indirect 64% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinsons), Inc., as of December 31, 2009.

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2010, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets. Should we be successful in raising $3,000,000 as part of a Private placement we will use the two-thirds of the proceeds on the development of pre-symptomatic diagnostic test for ovarian cancer, Parkinson’s disease and other specific disease states.  The remaining one-third of the net proceeds from the offering described in this Private Placement Memorandum will be primarily used by Arrayit Diagnostics, Inc., our majority owned subsidiary to market the diagnostic tests developed by Arrayit Corporation.

DEBT OBLIGATIONS

The Company has $1,033,587 ( 2008 - $3,368,830) of debt.  The debt is comprised of a long term bank loan of $261,126 (2008 - $323,283) which is being liquidated by monthly installments of $8,572 over a 60 month term; advances from creditors of $42,711 ( 2008 - $42,827); a demand loan from minority shareholders of $nil (2008 - $109,350) that was converted into 120,000 common shares during 2009; and $729,750 (2008- $845,396)  is due from the former TeleChem shareholders and their families, who have deferred repayment of their loans until the $261,126 has been paid in full.  To date the Company has been able to meet the servicing of the debt from cash flow generated by operations.

As part of the ‘reverse merger” with Integrated Media Holdings, Inc., the ongoing Company took on the financial obligation for debt outstanding at the merger date.  The predecessor debt amounts to $ Nil at December 31, 2009, ( $3,549,200 at December 31, 2008, of which $1,993,450 is original debt and $1,555,750 is accrued interest and penalties).  The entire $3,549,200 was converted into 12,478,357 shares during 2009. The debt conversion terms are such that decrease in the market value of our shares will materially increase the number of shares

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200.  The continuity of the convertible loan for the year ended December 31, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500
December 11, 2009	9,796,857	(1,537,100)	(1,199,650)	(2,736,700
total for the year	12,509,357	1,993,450	1,555,750	3,549,200

Balance, December 31, 2009		$-	$-	$-

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

For the year ended December 31, 2009, revenues were $3,993,737, compared to $4,063,149 for the year ended December 31, 2008, a slight decrease of $69,412 or approximately 1.7% from the prior period.

Revenues remained virtually constant as our lack of financing hampered us in our efforts to accept more orders.

Cost of sales increased $429,482 or 16.2% to $3,073,456 for the year ended December 31, 2009, compared to $2,643,974 for the year ended December 31, 2008. We were able to increase our sales of consumable items which require less financing, but which have higher unit costs.

Gross profit decreased $498,894 or 35.2% to $920,281 for the year ended December 31, 2009 compared to $1,419,175 for the year ended December 31, 2008.

General and administrative expenses for 2009 included the fair market value of 4,878,000 shares issued during the year to employees and consultants, resulting in an expense of $5,084,265 recorded as part of general and administrative expenses.  Recurring, in the normal course of business general and administrative expenses were $1,293,753 and $1,346,046, for the years ended December 31, 2009 and December 31, 2008, respectively, constituting a slight decrease of $49,293 or approximately 3.7% from the prior period.  The slight decrease reflected our efforts at cost containment.

During 2009 we expended $335,100 on Research and Development.   These expenditures were primarily focussed on our new diagnostic testing area. We had only minor expenditures in 2008 on Research and Development.

Pursuant to the Oral Agreements we fixed the number of shares to be issued upon conversion of the debt covered by said agreements.   As we did not have sufficient authorized share capital to allow for the conversion of the debt, at the time we entered into the Oral Agreements we had to record a derivative.     On March 13, 2009, the date of Debt Modification, the Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities and revalued the liability by recording a loss on derivative liability of $19,021,116. There were no gains or losses during 2008. See Note 7 in section “Notes to Condensed Consolidated Financial Statement).

The gain on derivative liability of $16,320,456 during 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $0.52 used to determine the derivative liability at the end of the March 31, 2009 (the Company’s first quarter) and the $0.29 used to determine the derivative liability at the end of September 30, 2009, the Company’s last reporting period, prior to December 11, 2009 increase in authorized share capital, which eliminated the conditions giving rise to the derivative liability.

Legal expense of for the year ended December 31, 2009 was $203,507 compared to $82,274 for the year ended December 31, 2008.  The 2009 increase reflected the costs associated with defending the appeal of the Pediatrix law suit.

Interest expense of $278,497 for the year ended December 31, 2009 was significantly less than $721,408 interest cost for the year ended December 31, 2008.  The reduction was the result, of many factors including the March 13, 2009 Debt Modification which halted the liability for any additional interest or penalties on $3,549,200 of debt and accrued interest.  Other factors include the general reduction in interest rates, the reduction in debt.  As well, during 2008 we incurred judgement interest of $292,188 whereas we only accrued $17,531 in 2009.

The net loss attributable to the noncontrolling interest is recognition of the outside shareholdings in our subsidiary, Arrayit Diagnostics, Inc.

The Company had net loss attributable to common shareholders of $8,908,071 for the year ended December 31, 2009, compared to net loss of $1,929,693 for the year ended December 31, 2008, a increase in net loss of $6,978,378 or 362% from the prior period.  The main reason for the increase in net loss was the non-recurring loss on derivative liability during the year ended December 31, 2009 and the stock compensation expense associated with our share issuance following the increase in our authorized share capital.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $513,785 and total liabilities of $6,909,705 as of December 31, 2009. We had total negative working capital of $6,403,169 as of December 31, 2009.

Our derivative liability decreased from $1,525,684 at December 31, 2008 to $nil at December 31, 2009.  The largest contributing factor arises because our authorized number of shares at December 31, 2008 was insufficient to cover all our potentially contractual number of common shares to be issued causing us to have a derivative.   With the increase in authorized share capital, on December 11, 2009 the underlying conditions no longer existed and therefore we had no derivative at December 31, 2009.

We had Accounts Payable and Accrued Liabilities of $5,320,329 at December 31, 2009 compared to $5,143,622 at December 31, 2008.   Other than liabilities in the normal course of business the amounts also include $2,889,677 ( 2008 - $2,762,466) in professional fees payable at December 31, 2009 incurred in defending law suits against the Company.

We had net cash used in operating activities of $1,687,375 that is mainly due to loss on derivatives and increase in account payable and accrued liabilities.

We had $1,728,612 of net cash provided by financing activities for the year ended December 31, 2009 which included $1,469,862 of proceeds from note payable, and $271,250 proceeds from the sale of royalty interests in our subsidiary.

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

It is the intention of management to raise funds from a private placement to meet the need for $3,000,000 of negative cash flow from operations, development of our Diagnostics initiative and mandatory debt repayment of $102,864 on the Wells Fargo Term Debt including $26,397 of interest and $76,467 of principal repayments.    Should the Company not be able to raise such funds, it will need to reduce expenses by laying off staff and curtailing development.

The Company has been frustrated in its ability to raise capital.   Should the Company not be able to complete licensing agreements for its diagnostic technologies, or raise $3,000,000 in capital, the company will be unable to pursue the diagnostic developments discussed elsewhere in this Form 10K.

In the long term, the Company will need significant amounts of net cash to fund its research and development, to provide working capital and to repay its debt.   Failure to raise new capital will severely impact the Company’s ability to complete its business plan as more fully described above.

REVERSE SPLIT

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series “A” Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.    As the March 19, 2009 Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB. On December 31, 2009 we increased out authorized Common Share capital to 480,000,000 shares and our authorized Preferred Share capital to 20,000,000 shares.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Arrayit Corporation.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
March 30, 2010

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $125,000, respectively	71,944	261,656
Inventory	241,436	484,368
Prepaid expenses	12,500	-
Total current assets	325,880	746,024

Property and equipment, net	68,688	41,451
Restricted cash	100,293	100,734
Deposits	18,924	18,924
Total assets	$513,785	$907,133

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,320,239	$5,143,622
Bank overdraft	31,076	9,110
Due to related parties	459,116	349,950
Accrued interest	-	1,295,131
Customer deposits	65,687	62,798
Derivative liability	-	1,525,684
Notes payables, current portion including related parties	852,931	3,120,418
Total current liabilities	6,729,049	11,506,713
Notes payable, long term	180,656	248,412
Total liabilities	6,909,705	11,755,125
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 25,620 and 123,254 shares issued and outstanding	25	123
Preferred stock, Series 'C' 103,143 and 103,143 shares issued and outstanding	103	103
Common stock, $0.001par value, voting, 480,000,000 shares authorized, 19,085,859 and 583,304 issued and outstanding	18,897	584
Additional paid-in capital	14,478,455	1,340,868
Accumulated deficit	(21,097,741)	(12,189,670)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(6,600,262)	(10,847,992)
Non-controlling interest
Royalty interests	285,000	-
Less: Subscriptions receivable	(13,750)	-
Interest in subsidiaries earnings	(66,908)	-
Total Non-controlling interests	204,342	-
Total stockholders' deficit	(6,395,920)	(10,847,992)
Total liabilities and stockholders' deficit	$513,785	$907,133
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	2009	2008

Total Revenues	$3,993,737	$4,063,149
Cost of Sales	3,073,456	2,643,974
Gross Margin	920,281	1,419,175

Selling, General and Administrative	6,377,496	1,346,046
Profit (loss) form operations	(5,457,215)	73,129

Research & Development	(335,100)	-
Gain (loss) on Derivative Liability	10,134,238	(1,199,140)
Gain (Loss) on Extinguishment of debt	(12,834,898)	-
Legal Expense	(203,507)	(82,274)
Interest (expense)	(278,497)	(721,408)

Net loss	(8,974,979)	(1,929,693)

Less: Net loss attributable to the
noncontrolling interest	(66,908)	-
Net Loss attributable to common shareholders
	$(8,908,071)	$(1,929,693)

Profit (Loss) per share - basic	$(2.42)	$(3.31)
Basic weighted average number of common shares	3,680,986	583,309

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total

Balance, December 31, 2007	127,009	$ 127	$ 103,143	$ 103	547,309	$ 549	$ 19,554	$ (10,259,977)	$ (10,239,645)	$ -	$ -	$ -	$ -	$ (10,239,645)

Convert Preferred A to Common	(3,755)	(4)	-	-	36,000	36	(231,376)	-	(231,344)	-	-	-	-	(231,344)

Spin off certain assets and liabilities assumed with earlier mergers	-	-	-	-	-	-	1,552,690	-	1,552,690	-	-	-	-	1,552,690

Net Income for the year ended
December 31, 2008	-	-	-	-	-	-	-	(1,929,693)	(1,929,693)	-	-	-	-	(1,929,693)

Balance, December 31, 2008	123,254	123	103,143	103	583,309	584	1,340,868	(12,189,670)	(10,847,992)	-	-	-	-	(10,847,992)

Modification of convertible debt	(97,634)	(98)	-	-	12,509,357	12,510	5,989,562	-	6,001,974	-	-	-	-	6,001,974

Transfer agent unauthorized issue	-	-	-	-	190,770	-	-	-	-	-	-	-	-	-

Effect of warrant upon elimination
of derivative upon increase in
authorized share capital	-	-	-	-	-	-	1,249,943	-	1,249,943	-	-	-	-	1,249,943

Options issued by Arrayit Diagnostics	-	-	-	-	-	-	229,087	-	229,087	-	-	-	-	229,087

Issuance of shares for cash	-	-	-	-	2,667	3	1,997	-	2,000	-	-	-	-	2,000

Issuance of shares to employees
and consultants	-	-	-	-	4,158,598	4,159	4,151,106	-	4,155,265	-	-	-	-	4,155,265

Issuance of shares for debt	-	-	-	-	921,158	921	776,611	-	777,532	-	-	-	-	777,532

Issuance of shares for services	-	-	-	-	720,000	720	739,280	-	740,000	-	-	-	-	740,000

Issuance of royalty interests	-	-	-	-	-	-	-	-	-	285,000	(13,750)	-	271,250	271,250

Net Income for the year ended
ended December 31, 2009	-	-	-	-	-	-	-	(8,908,071)	(8,867,984)	-	-	(66,908)	(66,908)	(8,934,892)
Balance, December 31, 2009	25,620	$ 25	103,143	$ 103	19,085,859	$ 18,896	$ 14,478,455	$ (21,097,741)	$ (6,600,262)	$ 285,000	$ (13,750)	$ (66,908)	$ 204,342	$ (6,395,920)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008
		2009	2008
Cash flows from operating activities:
Net income		$(8,974,979)	$(1,929,693)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation		14,000	13,943
Gain on derivative liability		(10,134,238)	1,199,140
Provision for bad debt		(25,000)	-
Loss on extinguishment of debt		12,834,898	-
Stock compensation		4,384,352	-
Stock paid for services		740,000	-
Cash provided by (used for):
(Increase) decrease in assets
Accounts receivable		214,712	32,529
Inventory		242,932	(175,122)
Prepaids		-	120,000
Restricted Cash		441	3,101
Increase (Decrease) in liabilities
Accounts payable & accrued liabilities		954,148	786,914
Bank overdraft		21,966	(20,384)
Due to related parties		109,166	12,333
Accrued interest		(218,357)	-
Customer Deposits		2,889	33,218

Net cash provided by (used in) for operating activities		166,930	75,979
Cash flows used in investing activities:
Cash paid for purchase of fixed assets		(41,237)	-

Cash flows from financing activities:
Proceeds from loans		-	109,350
Repayment of notes payable		(386,443)	(185,329)
Payment of deferred offering costs		(12,500)	-
Proceeds from royalty interests		271,250	-
Proceeds from issuance of common stock		2,000	-

Net cash provided by (Used in) financing activities		(125,963)	(75,979)

Net increase in cash		-	-

Cash,	beginning of year	-	-

Cash,	end of year	$-	$-

Supplemental cash flow information:

Cash paid for interest		$118,970	$159,892

Cash paid for income taxes		$-	$-

Supplemental Disclosure of Non-cash Financing Activities

Conversion of derivative liabilities to equity		$3,496,091	$-

Common stock issued for accounts payable		$777,531	$-

Modification of convertible debt		$1,076,774	$-
Accrued interest converted to equity

Notes payable converted to equity		$1,948,800	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As at December 31, 2009 and 2008

NOTE 1 – ORGANIZATION

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

On August 31, 2009 a majority of the stockholders provided written consent in lieu of a meeting to approve an increase in the authorized common shares of the Company from 3,333,333 to 480,000,000 and an increase in the authorized preferred shares of the Company from 166,667 to 20,000,000.  A Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed on December 18, 2009. The foregoing event was published in a Form DEF 14-C filed on November 18, 2009.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

Arrayit has a December 31 year end.

Arrayit’s principal office is in Sunnyvale, California. Arrayit presently has ten employees.

NOTE 2- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority-voting control (collectively, the “Consolidated Subsidiaries”):

Subsidiary	Percentage Owned	Date of Incorporation	Business of Entity
Arrayit Diagnostics, Inc.	80%	June 2, 2009	Develops medical tests and through its partially owned subsidiaries markets these tests to the medical community. incorporating the technology and equipment developed by Arrayit Corporation
Arrayit Diagnostics (Ovarian), Inc.	64%	June 16, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation
Arrayit Diagnostics (Parkinson), Inc.	64%	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation

Summary of Significant Accounting Policies

Financial Reporting:

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management further acknowledges that it is solely responsible for adopting sound accounting practices,   establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal  accounting  control is designed to assure,  among other items, that 1) recorded  transactions  are valid; 2) valid  transactions  are recorded;  and 3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Use of Estimates

The Company’s significant estimates include an allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Property and Equipment

It is the Company's policy to capitalize property and equipment exceeding $1,000. Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred.

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

Revenue recognition:

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

Product Sales

Product sales include sales of microarrays, reagents and related instrumentation. Microarray, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfilment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Services

Services revenue is comprised of equipment service revenue; revenue from custom microarray design fees; and scientific services revenue, which includes associated consumables.

Diagnostic Revenue

Revenue from medical testing and scientific services is recognized upon shipment of the reported results.

Other Income

The Company recognizes interest income as earned.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs paid to vendors are recorded as cost of sales.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets of all financial instruments approximates their fair values because of the immediate or short-term maturity of these financial instruments or comparable interest rates of similar instruments. The Company follows newly issued accounting guidance relating to fair value measurements. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 -- quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 -- inputs  other than quoted  prices included  within Level  1 that are  directly  observable  for the asset or liability or  indirectly  observable through  corroboration  with observable  market data.

Level 3 -- unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs. Following is a description of the valuation methodologies used for assets measured at fair value.

Level 3 Fair value Measurements

The value of the Company’s derivative liabilities is deemed to be unobservable. Management has used the Black-Scholes method to determine fair value.

Allowance for Doubtful Accounts

The Company records an allowance for estimated losses on customer accounts. The allowance is increased by a provision for bad debts, which is charged to expense, and reduced by charge-offs, net of recoveries. The allowance is based on historical experience and other circumstances which may affect the ability of the customers to meet their obligations.

Patent Costs

Costs incurred with registering and defending patent technology are charged to expense as incurred.

Derivative Instruments

Derivatives are recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

Accounting guidance related to Accounting for derivative financial instruments indexed to and potentially settled in, a company's own stock, requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under these provisions, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Following this guidance, we determined the conversion feature of our “SOV Cap” notes, Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features and warrants are determined using a Black-Scholes Model.

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

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications

Certain amounts reflected in the accompanying consolidated financial statements for the year ended December 31, 2008 have been reclassified to conform to current year presentation.

Accounting for Uncertainty in Income Taxes:

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, FASB ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at December 31, 2009 were anti dilutive.

Non-controlling Interest:

The Company accounts for the non-controlling interest in its two subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated,  any retained  non-controlling equity  investment  in the former subsidiary  be  measured at fair value and a gain or loss be  recognized  in net income  based  on  such  fair  value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Royalty interests that entitle the holder to participate in future earnings and are not repayable are classified as non-controlling interests.

Deferred Offering Costs:

The Company may incur legal and accounting fees, as well as due diligence fees related to the preparation of our pending financing.  Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   Arrayit Diagnostics, Inc., has an 80% ownership investment in Arrayit Diagnostics, Inc., and an indirect 64% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc., as of December 31, 2009.

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

Recent Accounting Pronouncements:

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC.  After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative.  Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

Effective June 15, 2009, the Company adopted new guidance to the Subsequent Events - ASC Topic 855.  The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of an SEC reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date of its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Entities are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued.  Adoption of this guidance did not have any impact on the financial statements presented.  Management has evaluated the effect subsequent events would have on the consolidated financial statements through the time these financial statements were issued or available to be issued on March 31, 2010.

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC.  This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  The Company adopted this additional guidance in its 2009 financial statements.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance in its 2009 financial statements.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Investments – Debt and Equity Securities Topic” of the ASC.  This topic requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this topic also explains the process for determining the other than temporary impairment (“OTTI”) to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  This topic does not change existing recognition or measurement guidance related to OTTI of equity securities.  Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized.  The Company adopted this additional guidance in its 2009 financial statements.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Non-controlling Interests (previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — Amendments of ARB No. 51).  ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 was effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending December 31, 2009.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”).  ASC 815-10 requires entities with derivative instruments to disclose information that should enable financial-statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash.  ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008, which was its financial statements for the 2009 fiscal year.

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging,” that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock.  FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815.  Although FASB ASC 815-40 was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  This pronouncement had no effect upon the Company’s 2009 financial statements.

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The amended guidance is effective for the first annual reporting period that begins after November 15, 2009.  The Company will re-evaluate any interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending December 31, 2010.

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since it was a party to the Pediatrix legal dispute. At December 31, 2009 Arrayit has a working capital deficit of $6,403,168, a stockholders' deficit of $6,395,920, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

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

At December 31, 2009 and 2008, restricted cash was composed of a $100,000 Certificate of Deposit and accrued interest of $293 and $735, respectively, lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 10.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 6 below, receivable has been reduced by Accounts Receivable loans sold with recourse.

	2009	2008
Gross Accounts Receivable	$431,420	$772,295
Less:
Allowance for doubtful	(100,000)	(125,000)
Loan value of receivables sold with recourse (see note 6)	(259,476)	(385,639)
Total	$71,944	$261,656

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7% currently 18.50% at December 31, 2009, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2009, the balance outstanding under the recourse contracts was $259,476 net of a hold back reserve of $4,715 (2008 – $385,639 net of a hold back reserve of $79,742).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Fixed Assets – Cost	$345,107	$303,870
Less:
Accumulated Depreciation	(276,419)	(262,419)
Total	$68,688	$41,451

Depreciation expense totalled $14,000 and $13,943 respectively in fiscal 2009 and 2008.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILILITES

Accounts payable and accrued liabilities, consisted of the following at December 31, 2009 and 2008:

	2009	2008
ACCOUNTS PAYABLE
Normal course of business	$1,328,851	$1,489,731
Pertaining to law suits	2,889,677	2,762,466
Total Accounts Payable	4,218,528	4,252,197
ACCRUED LIABILITIES
Accrued Salaries & Wages	780,833	439,820
Judgement Interest	309,719	292,188
Other	11,159	159,417
Total Accrued Liabilities	1,101,711	891,425
TOTAL	$5,320,239	$5,143,622

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2009 and 2008 of $459,116 and $349,950 respectively are unsecured, non-interest bearing and due on demand.

NOTE 10 -  DEBT MODIFICATION

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

(b) The quantum of shares being made available to the 16 participants will be fixed at 12,509,357.

(c) The 18,695 common shares, held by the participants, are issued and outstanding and will be not be affected by the new oral agreement.

(d)  The 2,926,787 pre-split, (97,634 post-split) series A preferred shares will be surrendered for cancellation without compensation by each of the participants.

(e)  The debt of $1,993,450 and estimated penalty and interest of $1,555,750 for a total approximation of $3,549,200 will be converted into 12,509,357 common shares being a fixed number of common shares regardless of the interest and penalties that continue to accrue.

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

The 97,634 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

 NOTE 11 – DEBT

	2009	2008
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
	$-	$405,300
Notes payable due to SovCap, for proceeds received during the third quarter of 2006, payable on demand after 45 days from the issue date, unsecured bearing interest at 12%. The notes are in default. These notes are included in the Oral Agreements whose terms include the cessation of any liability for future penalties and interest.	-	118,500
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
	-	1,425,000
Convertible notes due to a former officer and shareholder of the Company, arising from a series of advances during fiscal; 2003. These notes bear interest at 12%, are unsecured, and due on demand. The Company is presently in default of the payment terms on these notes. The notes are convertible into approximately 10,251 shares at approximately $8.00 per share.	-	74,174
Promissory note payable to AlphaWest Capital Partners, LLC, a party related to a former President and Director, in exchange for the March 24, 2006 proceeds in the same amount, unsecured with interest rate at 12% and due on demand.	-	25,000

	-	2,047,974

Notes payable to Wells Fargo, payable in 60 monthly instalments of $8,572 including interest at bearing interest at Prime plus 2.75% (10.25% at December 31, 2008), through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	261,126	323,283
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,711	42,827
Notes payable, interest at 5%, unsecured, due on demand from minority shareholders	-	109,350
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	729,750	845,396
	1,033,587	1,320,856

Notes payable including related parties	$1,033,587	$3,368,830

Short Term Debt	$852,931	$3,120,418
Long Term Debt	180,656	248,412

Notes payable including related parties	$1,033,587	$3,368,830

Scheduled maturities of notes payable for years succeeding December 31, 2009 are as follows:

Year	Amount
2010	$852,931
2011	89,117
2012	91,539
Total	$1,033,587

Derivative Liabilities

Convertible Debt – SovCap

The Company upon the execution of the reverse merger with IMHI become obligated for convertible debt of $3,549,200 (see Note 10) which on March 13, 2009 become subject to a series of 16 Oral Agreements.   The debt, as detailed in Note 10, was shown as a derivative, subsequent to the establishment of the Oral Agreements for the Company’s interim reporting periods ending March 31, June 30 and September 30, 2009.  Upon the increase in the Company’s authorized common share capital, on December 10, 2009 the balance of the debt was converted.  The continuity of the convertible loan for the year ended December 31, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)
December 11, 2009	9,796,857	(1,537,100)	(1,199,600)	(2,736,700)

December 31, 2009	12,509,357	$-	$-	$-

At March 13, 2009, the Debt Modification Date, the convertible debt was reflected on the Company’s books of account as follows:

Debt Carrying Cost

Balance At December 31, 2008
- Original Debt	$1,993,450
- Accrued Interest	1,555,750
- related derivative	2,670,763

Balance December 31, 2008	6,219,963

Increase in related derivative at debt modification date	599,398

Balance At March 13, 2009 Modification Date	$6,819,361

Derivative	Derivative Carrying Value
- at December 31, 2008	$2,670,763
- increase to March 13, 2009	599,398

Derivative at March 13, 2009	$3,270,161

The effect of the Debt Modification, derivative revaluation and the December 10, 2009 increase in authorized share capital during fiscal 2009 was as follows:

		Statement of Operations		Balance Sheet
		Loss on Extinguishment of Debt	Loss on Derivative Liability	Derivative Liability

Balance - December 31, 2008				$1,525,684

Revalutation for the Period January 1 to March 13, 2009 (date of debt modification) using Black Scholes to reflect the potential effect of debt conversion			$599,398	599,398

DEBT MODIFICATION - MARCH 13, 2009

Cancellation of 97,560 series A preferred shares		$(2,539,908)

Fair Market Value of shares to be converted - 12,478,357 fixed number of shares at $1.52	$18,924,006

Carrying value of debt to be converted, as detailed directly above	6,819,361	3,270,161

Effect of Debt Modification	$12,104,645	12,104,645		12,104,645

Revaluation of shares still to be issued, after March 13 and 16, 2009 partial conversion - 9,765,857 fixed number of shares at $2.15 less carrying value, at March 31, 2009			8,434,120	8,434,120

Derivative attributable to 1,250,000 warrants at March 31, 2009			(1,667,254)	(1,667,254)

Revaluation of shares still to be issued at June 30, 2009			(17,430,702)	(17,430,702)

Revaluation of warrants at June 30, 2009			2,162,344	2,162,344

Revaluation of shares still to be issued at September 30, 2009			(2,821,159)	(2,821,159)

Revaluation of warrants at September 30, 2009			287,506	287,506

Revaluation of shares and warrants at December 10, 2009 and transfer to equity			301,509	(3,194,582)

		$12,834,898	$(10,134,238)	$0

Warrants

In January 2008, the Company issued warrants to purchase 1,250,000 shares of common stock.   The Company determined that the warrants qualified as free standing derivatives as the Company was unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities and derivatives.

The fair value of the derivative instruments – warrants is estimated using the Black-Scholes option pricing model with the following assumptions as of December 11, 2009:

Common stock issuable upon exercise of warrants	1,250,000
Estimated market value of common stock on measurement date(1)	$1.00
Exercise price	$0.01
Risk free interest rate (2)	0.06%
Warrant lives in years	3.31
Expected Volatility (3)	391.255%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

As the Warrant Agreement contained an anti-dilution clause, no recognition was given to the subsequent Reverse Stock Split of 30 to 1 which took place on March 22, 2009.

With the increase in authorized share capital on December 10, 2009 the Company now has sufficient shares to settle any and all outstanding common stock equivalent instruments.   The previously recognized derivative was accordingly transferred to Additional Paid in Capital.

Derivative Liabilities

The Company had no derivative liabilities at December 31, 2009.  The following table sets forth by level, within the fair value hierarchy, the Company’s investments as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative liabilities at fair value	$-	$-	$1,525,684	$1,525,684

The following table presents changes in the Company’s Level 3 derivative liabilities measured at fair value for the years ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of year	$1,525,684	$326,544
Effect of debt modification	12,104,645	-
Change in fair value	(10,134,238)	1,199,140
Transfer to equity	(3,496,091)	-

Balance, end of year	$-	$1,525,684

NOTE 11 – ROYALTY OBLIGATIONS

(a)	Advisory Agreement

Under paragraph 2 (b) of an advisory agreement dated August 11, 2009 between Arrayit Diagnostics, Inc. and a limited liability partnership, controlled by parties that are also shareholders in Arrayit Corporation,, there is a contractual obligation to pay a Royalty of Twenty percent (20%) of the net sales of Arrayit Diagnostics, Inc., and its subsidiaries, which includes the Company.  “Net Sales” means the gross selling price by the Company and sub-licensees for the sale of any product or products, less trade discounts allowed, credits for claims or allowances, commissions, refunds, returns and recalls.

The term of the advisory agreement is five years.  The royalties and ownership provisions are in perpetuity.

The entitlement to royalties under the advisory agreement is decreased by obligation to pay royalties to other advisors and investors.   With respect to the revenue generated by Arrayit Diagnostics (Ovarian), Inc. as described in (b) below the Company is obligated to pay a 0.95% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.05% on revenue generated by our Ovarian subsidiary.

During the period ended December 31, 2009 there were no revenues earned and hence no obligation to pay any royalties.

(b)  Royalty Interests – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Third party investors, purchased royalty interests in the amount of $285,000 in Arrayit Diagnostics (Ovarian), Inc., in return for a zero decimal nine five percent (0.95%) royalty on net sales of the Ovarian test.  Amounts received with respect to these royalty interests are shown as Non-Controlling Interests on the Balance Sheet, as there are no terms of repayment of the royalty interests.

During the period ended December 31, 2009 there were no revenues earned and hence no obligation to pay any royalties.

( c) Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended December 31, 2009 and hence no obligation to pay any amounts to Wayne State University.

 (d) The Parkinson’s Institute – ARRAYIT DIAGNOSTICS (PARKINSON’S), INC.

Pursuant to an agreement dated February 9, 2009 between the company, and The Parkinson's Institute, a California Corporation, Arrayit Diagnostics (Parkinson’s), Inc., is obligated to make payments, of 5% of gross earnings generated from Research derived from the biological specimens from Parkinson's disease patients and control patients provided by the Parkinson's Institute.

There were no revenues generated during the fiscal period ended December 31, 2009 and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 12 – STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(revised) (ASCASC 718 and ASC505), "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  SFAS No. 123(revised) (ASC 718 and ASC505) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Operations for the period ended December 31, 2009 include $189,000 of stock-based compensation, arising from the granting of 450,000 options to our President of Arrayit Diagnostics, Inc. to purchase 450,000 shares of common stock.

The fair value of the derivative instruments – options in our Company stock, is estimated using the Black-Scholes option pricing model with the following assumptions as of October 1, 2009, the grant date:

Common stock issuable in our Company’s stock upon exercise of options	450,000
Estimated market value of common stock on measurement date(1)	$0.51
Exercise price	$0.38
Risk free interest rate (2)	0.06%
option lives in years	5
Expected Volatility (3)	391.255%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 13 – SEGMENT REPORTING

Arrayit has two reportable segments:

Biotech - life sciences and disease diagnostics

Chemical - chemical trading

Inventory at December 31, 2009 and 2008, which consisted primarily of finished goods or finished parts requiring assembly, was comprised of:

	2009	2008
Biotech	$215,776	$445,534
Chemical	25,660	38,834
Total	$241,436	$484,368

Gross Profit for the years ended December 31, 2009 and 2008, was comprised of:

Sales		2009	2008
	Biotech	$3,790,618	$3,721,751
	Chemical	203,119	341,399
	Total Sales	3,993,737	4,063,149

Cost of Sales
	Biotech	2,888,356	2,079,375
	Chemical	185,000	564,599
	Total Cost of Sales	3,073,456	2,643,974

Gross Profit
	Biotech	902,262	1,642,375
	Chemical	18,019	(223,200
	Total Gross Profit	$920,281	$1,419,175

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  On August 11, 2007, the jury awarded TeleChem $5 million in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix put $5 million in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  Oral argument in the appeal was heard on December 15, 2009 by a panel of three judges in the Third Circuit Court of Appeals in Philadelphia, PA.  The parties expect the Third Circuit Court's decision at any time.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  December  31,  2009  are  as  follows:

YEAR  ENDING

2010                 $ 150,024

2011                  150,024

2012                  137,522

                       $  437,570

Rent expense was approximately $169,589 for the year ended December 31, 2009 and $134,838 for the year ended December 31, 2008.

Note 15 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2009, 16 creditors converted $1,537,100 of loans and $1,199,600 of accrued interest, totalling $2,736,700 into 12,509,357 shares of common stock.  Trade creditors converted $777,531 of accounts payable into 921,158 shares of common stock.

No debt conversions took place during 2008.

Common Shares Issued for Service

During 2009, the Company issued 720,000 common shares to consultants under consulting agreements. The associated expense was $740,000.

No shares were issued for services during 2008.

Common Shares Issued for Compensation

During 2009 the Company issued 4,158,598 common shares to our officers, directors and employees.  Compensation expense of $4,155,265 was recorded in connection with this issuance.

No shares were issued as compensation during 2008.

Common Shares Issued for Cash

During 2009 the Company issued 2,667 common shares for a cash consideration of $2,000.

No shares were issued for cash during 2008.

Unauthorized Common Stock Issuance

On or about July 13, 2009 it came to the attention of the Company that Standard Registrar & Transfer Company, Inc., of Draper, Utah, the Company’s stock transfer agent, in error and without authorization from the Company issued 190,770 common stock of the Company.  It would appear that Standard received certificates from shareholders that existed prior to the March 22, 2009 30:1 reverse stock split, and negligently did re-issue certificates for the same number of shares as the original certificate, rather than re-issuing certificates for one-thirtieth of the face value of the surrendered certificate.  In doing so, the Transfer Agent effectively issued additional shares to a select number of shareholders. No value has been assigned to these shares.

Series A Convertible Preferred Stock

The Series A Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 25,620 (2008 – 123,254) issued and outstanding shares.

During 2009 certain debt holders who also held Series A Convertible Preferred Stock, surrendered 97,634 shares for cancellation.

Series C Convertible Preferred Stock

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

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and was outstanding at December 31, 2009 and 2008.   These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

On January 19, 2008 the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds ten years. On October 1, 2009 the Company issued 450,000 stock purchase warrants, expiring on October 1, 2014, exercisable at $0.32.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2007	8,952,000	$0.10
Granted	1,250,000	0.01
Cancelled/forfeited	(8,952,000)	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2008	1,250,000	$0.01
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2009	1,250,000	$0.01

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2009:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	1,250,000	4.00	n/a	0	n/a
$0.51	450,000	2.75	n/a	0	n/a

Note 16 – Reverse Merger Accounting

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

 (b)  Elimination of IMHI’s Stockholders’ Equity.

In accordance with reverse acquisition accounting, the financial statements subsequent to the date of the transaction will be presented as a continuation of Arrayit and as a result the stockholders' equity of IMHI which is equal to the book value of net assets has been eliminated as follows:

       Total Elimination

 IMHI additional paid in capital                       $ 32,878,201
  IMHI accumulated deficit                               (29,335,887)
  Adjusted book value of IMHI net assets        $3,542,314

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

NOTE 17 – INCOME TAXES

At December 31, 2009, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $21 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $8,200,000 ( 2008 - $6,600,000) has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2019.

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

Rene Schena – Chairman and Chief Executive Officer
Arrayit Corporation was formed from the Biotech Division of TeleChem International Inc., a company Rene co-founded in 1993.  Arrayit has emerged as a world leader in microarray technology under Rene’s leadership, being distinguished by Inc. Magazine in 2002 and 2003 as on of the nation’s Top 500 Fastest Growing privately-held companies; and in 2005 was recognized by the Silicon Valley Business Journal as the 11th largest woman-owned business in Silicon Valley.

Rene holds a degree in Language Studies from the University of California, Santa Cruz.  She has earned 25 years experience in international business, including translation, contract documentation and commodities trading.  She worked in commodities trading with a subsidiary of ConAgra (1985-1988) and as a chemical import and distribution specialist, department manager, and later President of NuSource Chemical Corporation (1988-1993).  Rene co-founded TeleChem International, Inc., which focused on traditional chemical distribution before expanding into the government and biotech sectors.  At Arrayit, Rene manages all corporate financial, tax, legal, regulatory and human resource activities.

Mark Schena, Ph.D. – President, Chief Science Officer and Director
Dr. Schena graduated first in his class with a PhD in Biochemistry in 1990 from the University of California at San Francisco.  In 1995, as a postdoctoral fellow at Stanford University, he published the first paper on microarrays in the premier scientific journal Science, introducing microarrays to the world as a new scientific technology.  His work rapidly led to a new field of discovery that uses microarrays to investigate both genes and proteins in research and diagnostics.  Today, microarrays are used in more than 100,000 laboratories in 50 countries to help address complicated questions in biology, chemistry, agriculture and medicine.  The microarray field to date has produced 550,000 scientific publications.  Moreover, the commercial expansion of microarray technologies has created a multi-billion dollar industry with over 200 companies producing ancillary products and services.  Acknowledged by his peers for the importance of these accomplishments, in 2003 Dr. Schena was proclaimed the “Father of Microarray Technology” by The Scientist, a broadly read scientific journal.  In 2009, Dr. Schena was proclaimed the "Father of Microarrays" by Drug Discovery News, further reinforcing his leadership position in the field.

Dr. Schena has authored five foundational books on the subject of microarrays, including the best selling text, “Microarray Analysis” (J. Wiley and Sons); and has published more than 30 important papers in scientific journals.  Dr. Schena has organized symposia and course work, chaired societal meetings and promoted the expansion of microarray technology - accruing over one million travel miles worldwide to speak to audiences of PhDs, MDs and life science professionals.  Dr. Schena holds the key microarray diagnostics patent (issued in 2005) that provides for 100,000 patients to be screened for a health condition in a single, simple laboratory test.  In 2001, this discovery was featured in the NOVA television documentary “Cracking the Code of Life,”, wherein Dr. Schena introduced the use of microarrays as a diagnostic tool for the first time, and presented his vision for preventative, personalized medicine through pre-symptomatic testing.  Mark’s innovation, product development ideas, world-respected credentials and scientific celebrity extend the ultimate scientific credibility to the Arrayit companies and their leading-edge products and services.

Todd Martinsky – Senior Vice President and Director
Todd received a Bachelor of Arts degree from San Jose State University, after which he served as Director of Education and Consulting at the Codd and Date Consulting Group, whose founder was famous for creating the relational database.  Todd co-founded TeleChem International, Inc. in 1993, and oversaw the Arrayit biotech division beginning in 1996.  His computer science consulting experience had measurable impact on the evolution of Arrayit’s business, as he led the design, development and implementation of the Company’s online presence and related e-commerce platform – the first of its kind in the biotech sector.

Todd is recognized as a leader in the microarray field.  He has guided and consulted with microarray professionals since the advent of commercial microarrays.  He has presented as a Keynote Speaker for key microarray workshops and scientific meetings and has served on various microarray manufacturing panels.  Over the past decade, Todd has served as a guest speaker at events sponsored by the Centers for Disease Control (CDC), The United States Department of Agriculture (USDA), and a number of major universities.  Serving as an advisor to the U.S. Pharmacopeia (USP), he authored a chapter for a compendium on nucleic acid test methods for which he received Doctoral-level recognition.  In addition, Todd has authored chapters on microarray manufacturing methods for five books, including the new 2009 “Microarray Methods and Protocols” (CRC Press).  On the web, he authors and manages a popular microarray blog and is a respected member of the email-based microarray Gene-Arrays List Serve.  Todd has been recognized as the “number one most-quoted microarray executive” through Arrayit’s educational outreach program, appearing in numerous feature articles and scientific publications.  During his tenure at Arrayit, he has established numerous successful and mission critical business alliances that continue today.

William L. Sklar – Chief Financial Officer and Director
Bill brings Arrayit over 30 years of experience as an advisor and consultant in the corporate and financial markets.  His experience includes serving from 2004 to 2006 as a director of Pathogenics, Inc., a biopharmaceutical company engaged in the acquisition, development and commercialization of novel therapeutics that have potential significant commercial viability and that target certain unmet market needs; and serving from 2004 to 2008 as a director and Chief Financial Officer of PaperFree Medical Solutions, Inc., a provider of Electronic Medical Records.  Other engagements in the medical area include being a director of PharmaGlobe a nutraceutical company, and consulting to nursing home and assisted living facilities.

Prior to joining Arrayit in 2008, he served as Director and President of Willmar Management Corporation since 1988, where he provided management, financial and administrative counsel to private and public companies within the United States, Canada and the United Kingdom.  Throughout his career, Bill’s primary focus has been to provide outsourced financial services for emerging companies in the public arena.  He is a graduate of the University of Toronto where he earned a Bachelor’s degree in Commerce.

Paul K. Haje – Vice President of Sales and Marketing
Paul joined Arrayit in 1999 as Director of Advertising and Public Relations, and was promoted to Vice President of Sales and Marketing in 2008.  He has implemented a multi-faceted strategy to drive sales of Arrayit’s microarray products, which include healthcare platforms, instrumentation, genomic and proteomic tools, microarray kits and consumables, as well as OEM products.  Paul’s sales strategy includes building a customer base and corporate presence through scientific and B2B exhibitions, scientific workshops, print-advertising campaigns, ancillary marketing materials (product catalogs, direct mailers, microarray book covers, web graphics, etc.) and direct sales.  Twice, Paul won first place awards for the most effective full-page print advertisement (Signet Research 2003 and Readex Research Advertising Award 2009).  His marketing campaigns have launched a number of new product lines (examples include SpotBot, NanoPrint, Microarray Manufacturing Services) and helped make them successful revenue streams.

Paul has also been a technical contributor at Arrayit.  He is a co-author of 16 papers published in NATURE (2006) in collaboration with 130 institutions and the US Food and Drug Administration.  He has represented Arrayit at the U.S. FDA’s Microarray Quality Control projects I and II, drawing important attention in the scientific press to the Company and its H25K Whole Human Genome Chip.

Paul graduated from the California Institute of the Arts in Valencia, California, with a Bachelors of Fine Arts, with honors.  Before working at Arrayit, he worked at The Walt Disney Company, WDEMCO division, as an Associate Producer of educational films, then at Universal City Studios in Television and Theatrical Distribution.  He managed his own Public Relations business for actors and businesses in Hollywood, California from 1984 to 1999.

John Howell – President and Chief Executive Officer, Arrayit Diagnostics, Inc.
John earned a Bachelor of Science degree in Aerospace Engineering from Oregon State University with graduate studies at the University of San Francisco in Organizational Development and Change. He originally joined Arrayit Corporation in 2008 as Executive Vice President of Administration, but assumed the post of President and CEO of Arrayit Diagnostics upon its formation in mid-2009.
With over 30 years experience in the development, creation and management of sales and marketing platforms and internal management systems for businesses in the areas of health care, real estate, high technology and telecommunications. For the past 15 years, he was primarily engaged in the fields of high technology and telecommunications, serving as CEO of Eversys Corporation, a manufacturer of computer equipment for the local area network; Vice President of Sales & Marketing for TeraGlobal Communications, a manufacturer of equipment for the convergence of voice, video and data; Executive Vice President of Rim Semiconductor Corp., a late development stage fabless communications semiconductor company; Executive Vice President and Chief Operating Officer of Kingdom Ventures, Inc., a marketing company for the Christian community; and President of NutraCea, (OTCBB: NTRZ) an international nutraceutical company.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.   Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.

We strive to promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in the reports and documents that we file with the SEC and in other public communications made by us; and we strive to be compliant with applicable governmental laws, rule4s and regulations.

We have adopted a written code of business conduct and ethics.

Our entire Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Rene A Schena	2009	5,625	-	500,000	-	3,696	509,391
Chairman, Director and CEO	2008	45,000	-	-	-	-	45,000

Todd J Martinsky	2009	5,625	-	500,000	-	11,232	516,857
Vice President and Director	2008	-	-	-	-	5,707	5,707

Mark Schena, Ph.D	2009	-	-	500,000	-	250,000	750,000
President, Chief Technology Officer, Secretary & Treasurer, and Director	2008	-	-	-	-	250,000	250,000

William L. Sklar (3)	2009	-	-	583,185	-	18,000	601,185
CFO , Director	2008	-	-	-	-	18,000	18,000

Paul Haje	2009	82,500	-	-	-	-	82,500
Director of Advertising and Public Relations	2008	96,845	-	-	-	-	96,845

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

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2009 and 2008:

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Pursuant to Section 78.7502 of the Nevada Revised Statutes, the Registrant has the power to indemnify any person made a party to any lawsuit by reason of being a director or officer of the Registrant, or serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Our By-laws provide that the Registrant shall indemnify its directors and officers to the fullest extent permitted by Nevada law.

With regard to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such case.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 24, 2009.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 39,642,531 shares of common stock equivalents outstanding.

At December 31, 2009 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	25,695	0.32	8,222
Class C	103,143	350	36,100,050
Common	19,096,029	1	19,096,029
			55,204,301

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

	Common Stock	Series C Preferred Stock	Series C Preferred Stock Common Share Equivalents	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena,	500,000	42,857	14,999,950	15,499,950	28.1%
Chief Executive Officer,
Chairman and Director
Mark Schena, Director	500,000	14,286	5,000,100	5,500,100	10.0%
President & Director
William L. Sklar	775,000	-	-	775,000	1.4%
CFO and Director
Todd Martinsky, Director	500,000	28,571	9,999,850	10,499,850	19.0%
Vice President & Director
Paul K. Haje	-	14,286	5,000,100	5,000,100	9.1%
Director of Advertising and Public Relations
John Howell	271,000	-	-	271,000	0.5%
President Arrayit Diagnostics, Inc.

Greater Than 5% Shareholders
None	-	-	-	-	-

All of the Officers and Directors as a Group (6 Persons)	2,546,000	100,000	35,000,000	37,546,000	68.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2009 and 2008 of $459,116   and $349,950 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $63,877 and $100,408, respectively.

Audit Related Fees
None.

Tax Fees
None

All Other Fees
None for 2008

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit

21.1	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*	Renewal Consulting Agreement between Mark Schena, Inc. and TeleChem International, Inc. dated January 2, 2008

* Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrayit Corporation

DATED: March 30, 2010	By: /s/ Rene Schena
Chairman, Director and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		March 30, 2010
Rene Schena	Chairman, Director and CEO

/s/ Todd Martinsky		March 30, 2010
Todd Martinsky	V. President and Director

/s/ Mark Schena		March 30, 2010
Mark Schena	President and Director

/s/ William L Sklar		March 30, 2010
William L. Sklar	Director and CFO

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Annual Report on Form 10-K of Arrayit Corporation;

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
 March 30, 2010

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Sklar certify that:

1.	I have reviewed this Annual Report on Form 10-K of Arrayit Corporation;

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
 March 30, 2010

Exhibit 32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer

 March 30, 2010

Exhibit 32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer

 March 30, 2010

EX-21.1 LIST OF SUBSIDIARIES

Wholly-Owned Subsidiaries of Arrayit Corp.	Jurisdiction of Organization	Percentage owned by Arrayit Corp.
TeleChem International, Inc	California	100%
Arrayit Marketing, Inc.	Texas	100%

Partially Owned Subsidiaries of Arrayit Corp.

Arrayit Diagnostics, Inc.	Nevada	80%

Partially Owned Subsidiaries of Arrayit Diagnostics, Inc.
Arrayit Diagnostics (Ovarian), Inc.	Nevada	64%
Arrayit Diagnostics (Parkinson’s), Inc.	Nevada	64%