Form 10-Q
period 2010-03-31
Arrayit Corp
filed 2010-05-21
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

There were 23,306,545 shares of the Registrant’s common stock outstanding at May 21, 2010.

Form 10-Q
For the Quarterly Period Ended March 31, 2010

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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $100,000	95,348	71,944
Inventory	240,589	241,436
Prepaid expenses	12,500	12,500
Total current assets	348,437	325,880

Property and equipment, net	63,068	68,688
Restricted cash	100,305	100,293
Deposits	18,924	18,924
Total current assets	$530,734	$513,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,525,558	$5,320,239
Bank overdraft	43,569	31,076
Due to related parties	501,116	459,116
Customer deposits	101,827	65,687
Notes payables, current portion including related parties	831,251	852,931
Total current liabilities	7,003,321	6,729,049
Notes payable, long term	144,305	180,656
Total liabilities	7,147,626	6,909,705
Commitments and contingencies	-	-
Stockholders' Deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,166 and 25,620 shares issued and outstanding	22	25
Preferred stock, Series 'C' 92,829 and 103,143 shares issued and outstanding	93	103
Common stock, $0.001 - par value, voting, 480,000,000 shares authorized, 23,306,545 and 19,085,859 issued and outstanding	23,116	18,896
Additional paid-in capital	14,978,248	14,478,454
Accumulated deficit	(21,813,484)	(21,097,741)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(6,812,005)	(6,600,261)
Non-controlling Interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(76,137)	(66,908)
Total Non-controlling interests	195,113	204,342
Total stockholders' deficit	(6,616,892)	(6,395,920)
Total liabilities and stockholders' deficit	$530,734	$513,785
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31
	2010		2009

Total Revenues	$664,858		$999,795
Cost of Sales	367,842		754,382
Gross Margin	297,016		245,413

Selling, General and Administrative	848,541		347,933
Profit (loss) from operations	(551,525)		(102,520)

Research and Development	(76,275	) )
Gain (loss) on Derivative Liability	-		(7,366,264)
Gain (Loss) on Extinguishment of Debt	-		(12,834,898)
Legal Expense	(56,063)		(12,447)
Interest (Expense)	(41,109)		(118,657)

Net loss	(724,972)		(20,434,786)

Less: Net loss attributable to the
noncontrolling interest	(9,229)

Net Loss attributable to common shareholders	(715,743)		(20,434,786)

Profit (Loss) per share - basic	$(0.03)		$(32.77)

Basic weighted average number of common shares outstanding	20,546,728		623,494

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Three Months Ended March 31,

		2010	2009
Cash flows from operating activities:
Net loss		$(724,972)	$(20,434,786)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation		7,652	-
Loss on derivative liability		-	7,366,264
Provision for bad debt		-	20,000
Loss on extinguishment of debt		-	12,834,898
Stock paid for services		504,000	-
(Increase) decrease in assets:
Accounts receivable		(23,404)	223,876
Inventory		847	(141,524)
Restricted Cash		(12)
Increase (Decrease) in liabilities:
Accounts payable and accrued liabilities		205,319	100,431
Bank overdraft		12,493	-
Due to related parties		42,000	25,000

Net cash provided by for operating activities		60,063	1,965
Cash flows from investing activities:
Cash paid for purchase of fixed assets		(2,032)	(1,965)
		-
Net cash used in for investing activities:		(2,032)	(1,965)
Cash flows from financing activities:
Repayment of notes payable		(58,031)	-

Net cash provided used in financing activities		(58,031)	-

Net increase in cash		-	-

Cash,	beginning of period	-	-

Cash,	end of period	$-	$-

Supplemental disclosure of non-cash
financing activities:
Conversion of preferred stock		$3,620	$-

Supplemental cash flow information:

Cash paid for interest		$21,801	$31,181

Cash paid for income taxes		$-	$-

See accompanying notes to consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.  The reverse split had no effect upon the convertible debt “Oral Agreements” which fixed the amount of shares to be issued at 12,478,357 both pre and post split.  As the March 19, 2009, Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB.

On August 31, 2009, a majority of the stockholders provided written consent in lieu of a meeting to approve an increase in the authorized common shares of the Company from 3,333,333 to 480,000,000 and an increase in the authorized preferred shares of the Company from 166,667 to 20,000,000.  A Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed on December 18, 2009.  The forgoing was published in form DEF 14-C on November 18, 2009.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

Arrayit has a December 31 year end.

Arrayit’s principal office is in Sunnyvale, California. Arrayit presently has ten employees.

Interim financial statements

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The accompanying Consolidated Financial Statements include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority-voting control (collectively, the “Consolidated Subsidiaries”):

Subsidiary	Date of Incorporation	Business of Entity	Ownership
Arrayit Diagnostics, Inc.	June 2, 2009	Develops medical tests and through its partially owned subsidiaries markets these tests to the medical community. incorporating the technology and equipment developed by Arrayit Corporation	80% owned by Arrayit Corporation
Arrayit Diagnostics (Ovarian), Inc.	June 16, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	80% owned by Arrayit Diagnostics, Inc.
Arrayit Diagnostics (Parkinson), Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	80% owned by Arrayit Diagnostics, Inc.

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

The fair value of the Company’s notes payable and derivative liability approximated stated value. The notes payable fair value was based on Level 2 inputs and the derivative liability fair value based on Level 3 inputs. See notes 10 and 11.

Allowance for Doubtful Accounts

The Company records an allowance for estimated losses on customer accounts. The allowance is increased by a provision for bad debts, which is charged to expense, and reduced by charge-offs, net of recoveries.

Patent Costs

Costs incurred with registering and defending patent technology are charged to expense as incurred.

Derivative Instruments

Derivatives were recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, were separately valued and accounted for on our balance sheet.

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

Following this guidance, we determined the conversion feature of our “SOV Cap” notes, Senior Secured Convertible Notes (“SSCN”) and the warrants associated with the SSCN notes should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives were recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features and warrants were determined using a Black-Scholes Model.

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

Accounting for Uncertainty in Income Taxes

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   Arrayit Diagnostics, Inc. has an 80% ownership investment in Arrayit Diagnostics, Inc., and which in turn has an 80% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc. as of March 31, 2010 and December 31, 2009.

A non-controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At March 31, 2010, Arrayit had a working capital deficit of $6,654,884, a stockholders' deficit of $6,812,005, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

At March 31, 2010 and December 31, 2009, restricted cash was comprised of a $100,000 Certificate of Deposit and accrued interest of $305 and $293, respectively, lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court as part of the Pediatrix legal action more fully described in Note 14.  Upon finalization of the legal action, the letter of credit will be returned and the bankers will release the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 6 below, receivable has been reduced by Accounts Receivable loans sold with recourse.

	March 31, 2010	December 31, 2009
Gross accounts receivable	$298,470	$431,420
Less:
Allowance for doubtful accounts	(100,000)	(100,000)
Loan value of receivables sold with recourse (see note 6)	(103,122)	(259,476)
Total	$95,348	$71,944

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7%, currently 10.25% at March 31, 2010, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2010, the balance outstanding under the recourse contracts was $103,122 net of a hold back reserve of $3,039 (December 31, 2009 - $259,476 net of a hold back reserve of $4,715).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Fixed Assets – Cost	$347,139	$345,107
Less:
Accumulated Depreciation	(284,071)	(276,419)
Total	$63,068	$68,688

Depreciation expense totalled $7,652 and $nil respectively for the three months ended March 31, 2010 and 2009.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2010	December 31, 2009
ACCOUNTS PAYABLE
Normal course of business	$1,412,776	$1,328,851
Pertaining to law suits	2,931,451	2,889,677
Total Accounts Payable	4,344,226	4,218,528

ACCRUED LIABILITIES
Accrued salaries and wages	851,353	780,833
Judgement Interest	314,365	309,719
Other	15,613	11,159
Total Accrued Liabilities	1,181,332	1,101,711
TOTAL	$5,525,558	$5,320,239

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at March 31, 2010 and December 31, 2009 of $501,116 and  $459,116, respectively, are unsecured, non-interest bearing and due on demand.

NOTE 10 –DEBT MODIFICATION

In 2008, Cloud Capital entered into a formal custodial arrangement with 16 participants.  Cloud has no discretionary power and acts solely as custodian taking direction from each participant.  Each participant lodged a basket of securities with the custodian made up of common, convertible preferred and convertible debt at the time of the IMHI acquisition of TeleChem on February 21, 2008.

In January 2008, the Company entered into an oral agreement with each of the participants whereby the participant agreed to a fixed number of shares for their "basket" of securities. However, On February 20, 2009, the participants became discouraged with the efforts of the Company to complete the regulatory filings and requested that the original Oral Agreement be abrogated.  The Company then came to a new Oral Agreement with each of the participants that included the following:

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

(e)  The debt of $1,993,450 and estimated penalty and interest of $1,555,750 for a total approximation of $3,549,200 will be converted into 12,509,357 common shares, being a fixed number of common shares regardless of the interest and penalties that continue to accrue.

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

For greater certainty and as outlined in Item (e) above, as a result of these Oral Agreements there will be no effect upon the Company of the continuing defaults or of any changes in interest rates.   The Oral Agreements fix the number of shares to be issued upon conversion regardless of any additional interest and penalties, which may have been due under the originating documents that are now superseded by the Oral Agreements.

On March 13, 2009, the date of Debt Modification, the Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement according to accounting standards for accounting for derivative instruments and hedging activities and revalued the liability by recording a loss on derivative liability of $19,021,116.

The 97,634 Preferred Series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

NOTE 11 – DEBT

	March 31, 2010	December 31, 2009

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	226,856	261,126
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	42,250	42,711
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	706,450	729,750
	975,556	1,033,587

Notes payable including related parties	$975,556	$1,033,587

Short Term Debt	$831,251	$852,931
Long Term Debt	144,305	180,656

Notes payable including related parties	$975,556	$1,033,587

Scheduled maturities of notes payable for years succeeding March 31, 2010 are as follows:

Year	Amount
2010	$831,251
2011	91,420
2012	52,885
Total	$975,556

Derivative Liabilities

Convertible Debt – SovCap

The Company, upon the execution of the reverse merger with IMHI, become obligated for convertible debt of $3,549,200 (see Note 10) which on March 13, 2009 become subject to a series of 16 Oral Agreements.   The debt, as detailed in Note 10, was shown as a derivative, subsequent to the establishment of the Oral Agreements for the Company’s interim reporting periods ending March 31, June 30 and September 30, 2009.  Upon the increase in the Company’s authorized common share capital, on December 10, 2009, the balance of the debt was converted.  The continuity of the convertible loan for the year ended December 31, 2009 is as follows:

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)
December 11, 2009	9,765,857	(1,537,100)	(1,199,600)	(2,736,700)

March 31, 2010 and December 31, 2009	12,478,357	$-	$-	$-

Warrants

In January 2008, the Company granted warrants to purchase 1,250,000 shares of common stock.   The Company determined that the warrants qualified as free standing derivatives as the Company was unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of the Company’s control, this results in these instruments being classified as liabilities and derivatives.

With the increase in authorized share capital on December 10, 2009, the Company now has sufficient shares to settle any and all outstanding common stock equivalent instruments.   The previously recognized derivative was accordingly transferred to Additional Paid in Capital.

Options

On October 1, 2009, the Company granted 450,000 options to the President of Arrayit Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date.

NOTE 11 – ROYALTY OBLIGATIONS

(a)	Advisory Agreement

Under paragraph 2 (b) of an Advisory Agreement dated August 11, 2009 between Arrayit Diagnostics, Inc. and a limited liability partnership, controlled by parties that are also shareholders in Arrayit Corporation, there is a contractual obligation to pay a Royalty of twenty percent (20%) of the net sales of Arrayit Diagnostics, Inc., and its subsidiaries, which includes the Company.  “Net Sales” means the gross selling price by the Company and sub-licensees for the sale of any product or products, less trade discounts allowed, credits for claims or allowances, commissions, refunds, returns and recalls.

The term of the Advisory Agreement is five years.  The royalties and ownership provisions are in perpetuity.

The entitlement to royalties under the Advisory Agreement is decreased by obligation to pay royalties to other advisors and investors.   With respect to the revenue generated by Arrayit Diagnostics (Ovarian), Inc. as described in (b) below, the Company is obligated to pay a 0.95% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.05% on revenue generated by our Ovarian subsidiary.

During the three months ended March 31, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

(b)  Royalty Interests – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Third party investors purchased royalty interests in the amount of $285,000 in Arrayit Diagnostics (Ovarian), Inc. in return for a zero decimal nine five percent (0.95%) royalty on net sales of the Ovarian test.  Amounts received with respect to these royalty interests are shown as Non-Controlling Interests on the Balance Sheet, as there are no terms of repayment of the royalty interests.

During the three months ended March 31, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

( c) Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009, the Company is obligated to pay the University royalties of five percent (5%) of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

During the three months ended March 31, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to Wayne State University.

 (d) The Parkinson’s Institute – ARRAYIT DIAGNOSTICS (PARKINSON’S), INC.

Pursuant to an agreement dated February 9, 2009 between the Company, and The Parkinson's Institute, a California Corporation, Arrayit Diagnostics (Parkinson’s), Inc., is obligated to make payments, of five percent (5%) of gross earnings generated from research derived from the biological specimens from Parkinson's disease patients and control patients provided by the Parkinson's Institute.

During the three months ended March 31, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 12 -  STOCKHOLDERS' EQUITY (DEFICIT)

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total

Balance, December 31, 2009	25,620	$ 25	103,143	$103	19,085,859	$18,896	$14,478,455	$(21,097,741)	$(6,600,262)	$285,000	$(13,750)	$(66,908)	$204,342	$(6,395,920)

Convert Preferred A to Common	(3,454)	(3)			10,686	10	(7)		-					-

Convert Preferred C to Common			(10,314)	(10)	3,610,000	3,610	(3,600)		-					-

Issuance of shares for services					600,000	600	503,400		504,000				-	504,000

Net loss for the 3 months ended
Balance March 31, 2010								(715,743)	(715,743)			(9,229)	(9,229)	(724,972)
	22,166	$ 22	92,829	$ 93	23,306,545	$ 23,116	$14,978,248	$(21,813,484)	$(6,812,005)	$285,000	$(13,750)	$(76,137)	$ 195,113	$(6,616,892)

Unauthorized Common Stock Issuance

On or about July 13, 2009, it came to the attention of the Company that Standard Registrar & Transfer Company, Inc. of Draper, Utah, the Company’s stock transfer agent, in error and without authorization from the Company, issued 190,770 common stock of the Company.  It would appear that Standard received certificates from shareholders that existed prior to the March 22, 2009 30:1 reverse stock split, and negligently did re-issue certificates for the same number of shares as the original certificate, rather than re-issuing certificates for one-thirtieth of the face value of the surrendered certificate.  In doing so, the Transfer Agent effectively issued additional shares to a select number of shareholders.

The consequences of said error, made by Standard Registrar & Transfer Company, Inc., are as follows:

1)	the Company has issued 153,246 shares in excess of the number of shares authorized by the Secretary of State for Nevada, which is not permitted by state law.
2)	The Company received no consideration for the issuance of said shares.
3)	Some shareholders have been unduly enriched.
4)	The shares were issued without registration with the Securities Exchange Commission.

The Company has been unable to resolve this issue with its transfer agent and has engaged legal counsel to commence action to (1) force Standard Registrar to purchase, in the open market, for cancellation the 190,770 issued by them in error, and (2) to have Standard Registrar contact each shareholder who received excess shares in error and have said shareholders either return the shares for cancellation if they still hold the shares, or disengorge the profits they incorrectly received.

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

Subsequent to the debt settlement described in Note 10 above, 97,560 shares of Preferred A have been surrendered to and cancelled by the Company.

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

Options and warrants

On January 19, 2008, the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds 10 years. On October 1, 2009, the Company issued 450,000 stock purchase warrants, expiring on October 1, 2014, exercisable at $0.32.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2008	1,250,000	$0.01
Granted	450,000	0.32
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2009	1,700,000	$0.09
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2010	1,700,000	$0.09

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  On August 11, 2007, the jury awarded TeleChem $5,000,000 in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix put $5,000,000 in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  Oral argument in the appeal was heard on December 15, 2009 by a panel of three judges in the Third Circuit Court of Appeals in Philadelphia, PA.

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part , with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  March  31,  2010  are  as  follows:

YEAR  ENDING

2010               $ 112,518

2011                  150,024

2012                  137,522

                       $  400,064

Rent expense was approximately $44,919 for the three months ended March 31, 2010 and $37,506 for the three months ended March 31, 2009.

Other Matters

Arrayit may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. Arrayit is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, Arrayit is not aware of any other matters.

NOTE 14:  SUBSEQUENT EVENTS

Management has evaluated the effect subsequent events would have on the consolidated financial statements through the time these financial statements were issued on May 21, 2010.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2010, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

Arrayit is now expanding its Microarray Services capabilities as well, in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing. Arrayit intends to create a variety of microarray-based diagnostic tests using Arrayit’s patented healthcare technology, the Variation Identification Platform (VIP) technology.  As microarrays move into clinical diagnostics and genetic screening applications, the Company also expects to earn license and royalty fees in these areas.

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications , protocols and pricing is available at www.Arrayit.com

 Arrayit’s principal office is in Sunnyvale, California. The Company presently has ten employees.

Corporate History

Integrated Media Holdings, Inc.(IMHI) is a Delaware corporation.  On February 5, 2008, IMHI entered into a Plan and Agreement of Merger (the “Merger”) by and among  TeleChem International, Inc. (“TeleChem”), the majority shareholders of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation and wholly owned subsidiary of IMHI (“Merger Sub”).  IMHI, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties”.

Effective February 21, 2008, IMHI completed the Plan and Agreement of Merger by and among TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of IMHI.  Consummation of the merger did not require a vote of our shareholders.  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary.  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of IMHI.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock.  Finally, in connection with the merger, we changed the address of our principal executive offices to 524 East Weddell Drive, Sunnyvale, CA 94089.  Simultaneously with the merger we transferred our wholly-owned subsidiary, Endavo to an individual.  As a result, the transaction was accounted for as a reverse merger, where Telechem is the accounting acquirer resulting in a recapitalization of our equity.

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

The reincorporation was effected by the merger of IMHI, with and into its wholly owned subsidiary, Arrayit.  Arrayit was the surviving entity.

On the Effective Time, each of IMHI’s common stockholders was entitled to receive one fully paid and non-assessable share of common stock or preferred stock of Arrayit for each share of our common stock or preferred stock, respectively, outstanding as of the Effective Time and (ii) IMHI ceased its corporate existence in the State of Delaware.  The shares of the Company ceased trading on the first trading date following the Effective Time and shares of Arrayit began trading in their place but under a new CUSIP number and trading symbol.

On April 7, 2009, Arrayit Corporation announced a new research collaboration with The Parkinson's Institute of Sunnyvale, California to discover biomarkers for Parkinson's disease. This study involved the prospective collection of samples from well-characterized Parkinson's patients combined with Arrayit's new H25K microarray technology. The first experiments have enabled rapid and efficient sample preparation of specimens from Parkinson's disease patients, an important step in the discovery of molecular markers for Parkinson's disease.

On April 30, 2009, Arrayit Corporation announced that it is developing a microarray-based diagnostic test to detect the H1N1 swine flu virus.  The Arrayit test allowed researchers and clinicians to detect the presence of the virus in infected patients and livestock and to distinguish the threatening mutated strain from less harmful variants in humans and swine. The H1N1 kits used Arrayit’s patented Variation Identification Platform (VIP) Technology. The H1N1 test kits were sent to the Centers for Disease Control (CDC) for validation, then sold for emergency use by licensed clinics, laboratories and other health care organizations worldwide.

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

Arrayit competes with large and small, public and private companies. The industry has been historically dominated by Affymetrix which achieved strong market penetration by being the first public company to commercialize and promote microarray applications.  A more recent entry to the market, Illumina, has taken significant market share from Affymetrix.  However, both competitors face mid to long term scientific and technological challenges because they are limited by what they can deposit onto a microarray –DNA.  Arrayit’s patented printing technology can deposit any kind of molecule into a microarray, including DNA, proteins, antibodies, diagnostic elements and other compounds.  These next generation microarrays represent the largest growth opportunity in the industry.  Arrayit has a long-term advantage in its unique line of personal and high throughput microarray printers, highest sensitivity microarray scanners, top quality consumables, patented diagnostic methods, collaborative corporate culture, and competitive pricing.

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

Income Taxes

Prior to February 21, 2008, the financial statements of TeleChem did not include a provision for Income Taxes, because the taxable income of TeleChem was included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.

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

Results of Operations

Comparison of Operating Results – Three Months Ended March 31, 2010 and 2009

Gross revenues for the three months ended March 31, 2010 and 2009 were $664,858 and $999,795, respectively. The Company continues to be hampered by its lack of financing.   The Company had in excess of $500,000 of orders on hand which it was not able to ship by March 31, 2010.

The Cost of Sales for the three months ended March 31, 2010 and 2009 amounting to $367,842 and $754,382, respectively, resulting in gross profit for the three months ended March 31, 2010 and 2009  of $297,016 and $245,413, respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2010, the Company sold products with a higher gross margin than in the comparable period for 2009, resulting in an increase  in the gross profit percentage to 44.7% from 25.0%.

Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were $848,541 and $347,933, respectfully.  The increase of $500,608 is attributable to the fair value of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Net loss from operations was $551,525 for the three months ended March 31, 2010, compared with a net loss from operations of $102,520 for the three months ended March 31, 2009.

Research and development costs of $76,275 (2009 - $nil) relate to the cost of developing our OvaDX  pre-symptomatic diagnostic test for Ovarian Cancer.  Legal expenses associated with the appeal of the Pediatrix court case accounted for most of the legal expenses of $56,063 for the three months ended March 31, 2010, whereas legal expenses of $12,447 during the three months ended March 31, 2009 were incurred in the normal course of business.  Interest expense was only $41,109 for the three months ended March 31, 2010 compared to $118,657 for the three months ended March 31, 2009.  The reduction in interest costs was the result of the reduced level of debt and to a minor extent a reduction in interest rates.

On March 13, 2009, the date of Debt Modification, the Company recorded a loss on extinguishment of debt of $12,834,898.  The loss on derivative liability of $7,366,264 for the three months ended March 31, 2009 was a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities.  There were no gains or losses on either the derivative liability or on extinguishment of debt during the three months ended March 31, 2010.  Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $9,229 (2009 - $nil).

Cash flows from operations approximated net income (loss) for the three months ended March 31, 2010  The Company has funded its operating deficits through debt financing.

Liquidity and Capital Resources

As of March 31, 2010, we had had a working capital deficiency of $6,654,884 and a stockholders’ deficit of $6,616,892.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to (1) the $2,931,451 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $851,353 in deferred compensation, and (3) $314,365 in Judgement interest.

During the three months operations generated $60,063 of our cash resources.

We currently have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have a material impact upon our short-term or long-term liquidity other than:

a)
The favorable conclusion of the appeal against our successful judgement in the Pediatrix law suit.  Should the defendant in the appeal not be successful, the $4,000,000 net award would allow us to liquidate some of our outstanding accounts payable;

b)	The trickle down effects of the federal stimulus package which provides funding for our customers and which may result in increased business for our Company; and
c)	Our ability to increase our authorized share capital thereby allowing some of our debt holders to convert their debt to equity.

We estimate that we may require as much as approximately $750,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount of timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings form family members and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Even if we cannot raise additional capital, we believe that we will be able to continue operations for the next 12 months, based on the funding currently provided and revenues that we anticipate generating in the near future.   Our investors should assume that any additional funding may cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  On August 11, 2007, the jury awarded TeleChem $5,000,000 in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix put $5,000,000 in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  Oral argument in the appeal was heard on December 15, 2009 by a panel of three judges in the Third Circuit Court of Appeals in Philadelphia, PA

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.

There are no other legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 1A – RISKS FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)
On January 5, 2010, we issued 10,670 unregistered common shares upon conversion of 3,406 Preferred Class A shares. The Company relied upon the exemption under Section 4(2) of the Securities Act
(2)
On February 24, 2010, we issued 3,610,000 unregistered common shares upon conversion of 10,314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act
(3)
On February 25, 2010, we issued 16 unregistered common shares upon conversion of 48 Preferred Class A shares. The Company relied upon the exemption under Section 4(2) of the Securities Act
(4)
On March 30, 2010, we issued 600,000 unregistered shares for consulting services.  The Company relied upon the exemption under Section 4(2) of the Securities Act

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

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

Arrayit Corporation

Dated: May 21, 2010	By: /s/ RENE’ A. SCHENA
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
May 21, 2010

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
May 21, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
May 21, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer
May 21, 2010