Form 10-Q
period 2010-06-30
Arrayit Corp
filed 2010-08-16
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

There were 24,727,817 shares of the Registrant’s common stock outstanding at August 16, 2010.

Form 10-Q
For the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	4
	Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	5
	Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	(unaudited)
	2010	2009
ASSETS
Current Assets
Cash	$41,121	$-
Accounts receivable, net of allowance for doubtful accounts of $100,000	86,506	71,944
Inventory	221,416	241,436
Prepaid expenses	-	12,500
Total current assets	349,043	325,880

Property and equipment, net	55,415	68,688
Restricted cash	-	100,293
Deposits	18,924	18,924
Total assets	$423,382	$513,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,608,993	$5,320,239
Bank overdraft	-	31,076
Due to related parties	533,833	459,116
Customer deposits	101,827	65,687
Notes payables, current portion including related parties, net of discounts of $41,337 and $0 and loan fees of $10,000 and $0 at June 30, 2010 and December 31, 2009	1,043,145	852,931
Total current liabilities	7,287,798	6,729,049
Notes payable, long term	122,548	180,656
Total liabilities	7,410,346	6,909,705
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,166 and 25,620 shares issued and outstanding	22	25
Preferred stock, Series 'C' 92,511 and 103,143 shares issued and outstanding	92	103
Common stock, $0.001par value, voting, 480,000,000 shares authorized, 24,727,817 and 19,085,859 issued and outstanding	24,537	18,896
Additional paid-in capital	16,069,633	14,478,455
Accumulated deficit	(23,237,832)	(21,097,741)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,143,548)	(6,600,262)
Non-controlling Interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(114,666)	(66,908)
Total Non-controlling interests	156,584	204,342
Total stockholders' deficit	(6,986,964)	(6,395,920)
Total liabilities and stockholders' deficit	$423,382	$513,785
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2010	2009	2010	2009

Total revenues	$792,110	$1,186,033	$1,456,968	$2,185,828
Cost of sales	469,345	847,823	837,187	1,602,205
Gross margin	322,765	338,210	619,781	583,623

Selling, general and administrative	1,558,947	340,255	2,407,488	688,188
Profit (loss) from operations	(1,236,182)	(2,045)	(1,787,707)	(104,565)

Research and development	(92,825)	-	(169,099)	-
Gain (loss) on derivative liability	-	15,268,358	-	7,902,094
Gain (loss) on extinguishment of debt	-	-	-	(12,834,898)
Legal expense	(70,785)	(22,994)	(126,848)	(35,441)
Interest (expense)	(63,086)	(70,154)	(104,195)	(188,811)

Net loss	(1,462,878)	15,173,165	(2,187,849)	(5,261,621)

Less: net loss attributable to the
noncontrolling interest	(38,529)	-	(47,758)	-

Net loss attributable to common shareholders	(1,424,348)	15,173,165	(2,140,091)	(5,261,621)

Profit (loss) per share - basic	$(0.06)	$4.60	$(0.10)	$(1.60)

Basic weighted average number of common shares	24,162,953	3,295,809	22,344,211	3,295,809

Profit (loss) per share - diluted	$(0.06)	$0.36	$(0.10)	$(1.60)

Diluted weighted average number of of common shares	24,162,953	42,276,581	22,344,211	3,295,809

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	2010	2009
Cash flows from operating activities:
Net income	$(2,187,849)	$(5,261,621)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation	15,305	7,000
Amortization	51,337	-
Loss on derivative liability	-	(7,902,094)
Loss on extinguishment of debt	-	12,834,898
Warrant compensation	103,431	-
Stock paid for services	1,359,500	-
Changes in operating assets and liabilities
Accounts receivable	(14,562)	(134,503)
Inventory	20,020	78,224
Prepaids	12,500	-
Restricted cash	100,293	(398)
Accounts payable and accrued liabilities	288,754	216,169
Bank overdraft	(31,076)	60,450
Due to related parties	74,717	53,333
Customer deposits	36,140	16,207

Net cash provided by (used in) for operating activities	(171,490)	(32,335)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(2,032)	(1,965)

Net cash provided by (used in) for investing activities:	(2,032)	(1,965)
Cash flows from financing activities:
Proceeds from loans	147,326	71,244
Repayment of notes payable	(66,557)	(36,944)
Proceeds from issuance of warrants	82,674	-
Proceeds from option exercise	51,200	-

Net cash provided by (used in) financing activities	214,643	34,300

Net increase in cash	41,121	-

Cash, beginning of period	-	-

Cash, end of period	$41,121	$-

Supplemental cash flow information:

Cash paid for interest	$76,958	$63,944

Cash paid for income taxes	$-	$-

Supplemental cash flow information:

Shares issued for services	$1,359,500	$-

Warrants issued for services	$103,431	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
JUNE 30, 2010

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   Arrayit Corporation  has an 80% ownership investment in Arrayit Diagnostics, Inc., which in turn has an 80% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc. as of June 30, 2010 and December 31, 2009.

A non-controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest is the ownership held by owners other than the consolidating parent.   The non-controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 ("ASU 2010-09"), "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC's requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At June 30, 2010, Arrayit had a working capital deficit of $6,938,755, a stockholders' deficit of $6,986,964, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

At  December 31, 2009, restricted cash was comprised of a $100,000 Certificate of Deposit and accrued interest of  $293, lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court as part of the Pediatrix legal action more fully described in Note 14.  Upon finalization of the legal action, the letter of credit was returned and the bankers released the restrictions on the Certificate of Deposit.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 6 below, receivable has been reduced by Accounts Receivable loans sold with recourse.

	June 30, 2010	December 31, 2009
Gross accounts receivable	$406,029	$431,420
Less:
Allowance for doubtful accounts	(100,000)	(100,000)
Loan value of receivables sold with recourse (see note 6)	(219,523)	(259,476)
Total	$86,506	$71,944

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7%, currently 16% at June 30, 2010, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2010, the balance outstanding under the recourse contracts was $219,523 net of a hold back reserve of $6,616 (December 31, 2009 - $259,476 net of a hold back reserve of $4,715).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Fixed Assets – Cost	$347,139	$345,107
Less:
Accumulated Depreciation	(291,724)	(276,419)
Total	$55,415	$68,688

Depreciation expense totalled $15,305 and $7,000 respectively for the six months ended June 30, 2010 and 2009; and $7,653 and $7,000 for the three months ended June 30, 2010 and 2009.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2010	December 31, 2009
ACCOUNTS PAYABLE
Normal course of business	$1,273,248	$1,328,851
Pertaining to law suits	2,843,637	2,889,677
Total Accounts Payable	4,116,885	4,218,528

ACCRUED LIABILITIES
Accrued salaries and wages	1,000,495	780,833
Judgement Interest	319,011	309,719
Other	172,602	11,159
Total Accrued Liabilities	1,492,108	1,101,711
TOTAL	$5,608,993	$5,320,239

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at June 30, 2010 and December 31, 2009 of $533,833 and  $459,116, respectively, are unsecured, non-interest bearing and due on demand.

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

The 97,634 Preferred Series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

NOTE 11 – DEBT

	June 30, 2010	December 31, 2009

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	$50,000	$-

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 500,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	-

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	(51,337)	-

	148,663	-

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	207,231	261,126
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	41,460	42,711
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	718,339	729,750
	1,115,693	1,033,587

Notes payable including related parties	$1,165,693	$1,033,587

Short Term Debt	$1,043,145	$852,931
Long Term Debt	122,548	180,656

Notes payable including related parties	$1,165,693	$1,033,587

Scheduled maturities of notes payable for years succeeding June 30, 2010 are as follows:
Year	Amount
2010	$1,043,145
2011	69,663
2012	52,885
Total	$1,165,693

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

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)
December 11, 2009	9,765,857	(1,537,100)	(1,199,600)	(2,736,700)

June 30, 2010 and December 31, 2009	12,478,357	$-	$-	$-

Warrants

With the increase in authorized share capital on December 10, 2009, the Company now has sufficient shares to settle any and all outstanding common stock equivalent instruments.   The previously recognized derivative was accordingly transferred to Additional Paid in Capital.

Options

On October 1, 2009, the Company granted 450,000 options to the President of Arrayit Diagnostics, Inc. at an exercise price of $0.32.  The $229,000 intrinsic value of these options was recorded as an expense on that date.

NOTE 12 – ROYALTY OBLIGATIONS

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

During the six and three months ended June 30, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

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

During the six and three months ended June 30, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

( c) Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009, the Company is obligated to pay the University royalties of five percent (5%) of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

During the six and three months ended June 30, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to Wayne State University.

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

During the six and three months ended June 30, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 13 -  STOCKHOLDERS' EQUITY (DEFICIT)

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2009	25,620	25	103,143	103	19,085,859	18,896	14,478,455	(21,097,741)	(6,600,262)	285,000	(13,750)	(66,908)	204,342	(6,395,920)

Convert Preferred A to Common	(3,454)	(3)	-	-	10,686	10	(7)	-	-	-	-	-	-	-

Convert Preferred C to Common	-	-	(10,632)	(11)	3,721,272	3,721	(3,710)	-	-	-	-	-	-	-

Issuance of shares for services	-	-	-	-	1,750,000	1,750	1,357,750	-	1,359,500	-	-	-	-	1,359,500

Issuance of shares on exercise of options	-	-	-	-	160,000	160	51,040	-	51,200		-	-	-	51,200

Issuance of warrants for services	-	-	-	-	-	-	103,431	-	103,431	-	-	-	-	103,431

Issuance of warrants as part of debt	-	-	-	-	-	-	82,674	-	82,674	-	-	-	-	82,674

Net loss for the six months ended
ended June 30, 2010	-	-	-	-	-	-	-	(2,140,091)	(2,140,091)	-	-	(47,758)	(47,758)	(2,187,849)
	22,166	22	92,511	92	24,727,817	24,537	16,069,633	(23,237,832)	(7,143,548)	285,000	(13,750)	(114,666)	156,584	(6,986,964)

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

Options and warrants

On January 19, 2008, the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds 10 years. On October 1, 2009, the Company issued 450,000 stock purchase warrants, expiring on October 1, 2014, exercisable at $0.32. During the quarter ended June 30, 2010 the company issued  150,000 share purchase warrants, expiring on April 25, 2012, exercisable at $1.00 and issued 200,000 share purchase warrants also exercisable at $1.00, expiring on May 12, 2012.  During the quarter ended June 30, 2010,  160,000 share purchase options were exercised upon payment of $51,200.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2008	1,250,000	$0.01
Granted	450,000	0.32
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2009	1,700,000	$0.09
Granted	350,000	1.00
Cancelled/forfeited	-	-
Expired	-	-
Exercised	(160,000)	(0.32)
Outstanding at June 30, 2010	1,890,000	$0.26

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

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  June 30,  2010  are  as  follows:

YEAR  ENDING DECEMBER 31,

2010               $    75,012

2011                  150,024

2012                  137,522

                       $  362,558

Rent expense was approximately $89,838 and  $75,012 for the six months ended June 30, 2010 and 2009, respectively and  $44,919 and $37,506 for the three months ended June 30, 2010 and 2009 respectively.
Other Matters

Arrayit may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. Arrayit is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, Arrayit is not aware of any other matters.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended June 30, 2010, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Arrayit has been a microarray technology market driver for more than a decade. A full microarray product list with descriptions, scientific publications, protocols and pricing is available at www.Arrayit.com.

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

Effective  March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.

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

On April 30, 2009, Arrayit Corporation announced that it is developing a microarray-based diagnostic test to detect the H1N1 swine flu virus.  The Arrayit test allowed researchers and clinicians to detect the presence of the virus in infected patients and livestock and to distinguish the threatening mutated strain from less harmful variants in humans and swine. The H1N1 kits used Arrayit’s patented Variation Identification Platform (VIP) Technology. The H1N1 test kits were sent to the Centers for Disease Control (CDC) for validation, then sold for emergency use by licensed clinics, laboratories and other health care organizations worldwide. During the three months ended June 30, 2010, the  Company continued its development work on the H1N1 swine flu virus diagnostic tests.

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

Results of Operations

Comparison of Operating Results – Six and Three Months Ended June 30, 2010 and 2009

Gross revenues for the six months ended June 30, 2010 and 2009 were $1,456,968 and $2,185,828, respectively. Gross revenues for the three months ended June 30, 2010 and 2009 were $792,110 and $1,186,033, respectively. The Company continues to be hampered by its lack of financing.   The Company had in excess of $500,000 of orders on hand which it was not able to ship by June 30, 2010.

The Cost of Sales for the six months ended June 30, 2010 and 2009 amounting to $837,187 and $1,602,205, respectively, resulting in gross profit for the six months ended June 30, 2010 and 2009  of $619,781 and $583,623, respectively. The Company’s cost of sales is dependent upon product mix.   During 2010, the Company sold products with a higher gross margin than in the comparable period for 2009, resulting in an increase in the gross profit percentage from 27% to 43%.

The Cost of Sales for the three months ended June 30, 2010 and 2009 amounting to $469,345 and $847,823, respectively, resulting in gross profit for the three months ended June 30, 2010 and 2009 of $322,765 and $338,210, respectively. The Company’s Cost of Sales is dependent upon product mix.   During 2010, the Company sold products with a higher gross margin than in the comparable period for 2009, resulting in an increase in the gross profit percentage to 41% from 29%.

Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 were $2,407,488 and $688,188, respectively.  The majority of the increase of $1,719,300 is attributable to the fair value of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,558,947 and $340,255, respectively.  The majority of the increase of $1,218,692 is attributable to the fair value of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Net loss from operations was $1,236,182 for the three months ended June 30, 2010, compared with a net loss from operations of $2,045 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 the company had a loss from operations of $1,787,707, compared to a loss from operations of $104,565 for the three months ended June 30, 2009.

Research and development costs of $92,825 for the three months ended June 30, 2010 and $169,099 for the six months ended June 30, 2010  (2009 - $nil) relate to the cost of developing our OvaDX  pre-symptomatic diagnostic test for Ovarian Cancer.  Legal expenses associated with the appeal of the Pediatrix court case accounted for most of the legal expenses of $70,785  for the three months ended June 30, 2010 and $126,848 for the six months ended June 30, 2010, whereas legal expenses of $22,994 during the three months ended June 30, 2009 and $35,441 for the six months ended June 30, 2009 were incurred in the normal course of business.  Interest expense was $63,086  for the three months ended June 30, 2010 compared to $70,154 for the three months ended June 30, 2009.  The interest costs for 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  For the six months ended June 30, 2010 interest cost was $104,195 compared to $188,811 for the six months ended June 30, 2009.  The reduction  in interest costs was the result of the reduced level of debt and to a minor extent a reduction in interest rates compared to the previous year offset to some extent by expensive financing that occurred during the second quarter of 2010.

On March 13, 2009, the date of Debt Modification, the Company recorded a loss on extinguishment of debt of $12,834,898.  The loss on derivative liability of $7,902,094 for the six months ended June 30, 2009 was a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities.  There were no gains or losses on either the derivative liability or on extinguishment of debt during the six months ended June 30, 2010.  Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $47,758 for the six months ended June 30, 2010 and $38,529 for the three months ended June 30, 2010 (2009 - $nil).

Liquidity and Capital Resources

Cash flows used by operations was $171,490 for the six months ended  June 30, 2010.  The Company has funded its operating deficits through debt financing and proceeds from exercise of warrants.

As of June 30, 2010, we had had a working capital deficiency of $6,938,755 and a stockholders’ deficit of $6,986,964.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to (1) the $2,843,637 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $1,000,495 in deferred compensation, and (3) $319,011 in Judgement interest.

We currently have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have a material impact upon our short-term or long-term liquidity other than:

a)	The favorable outcome of the court ordered retrial of the Pediatrix law suit. Should we succeed the anticipated would allow us to liquidate some of our outstanding accounts payable;
b)	The trickle down effects of the federal stimulus package which provides funding for our customers and which may result in increased business for our Company; and
c)	Our ability to increase our authorized share capital thereby allowing some of our debt holders to convert their debt to equity.

We estimate that we may require as much as approximately $1,20,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount of timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings form family members and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the three months ended June 30, 2010 The Company entered into new debt arrangements with third parties which provided $250,000 of short term loans at 10% and secured by pledges of our common shares held by our Chairman, CFO and third parties.  These short term loans financed our negative cash flows from operations and development work on new product..

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)	On April 16, 2010 we issued 1,267 unregistered common shares upon conversion of 132 Preferred Class A shares. The Company relied upon the exemption under Section 4(2) of the Securities Act
(2)	On April 21, 2010 issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(3)	On April 25, 2010, we issued 350,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exception under Section 4(2) of the Securities Act.
(4)
On April 26, 2010 we issued 160,000 unregistered common shares for a consideration of $6,400 pursuant to an option agreement.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

(5)	On April 26, 2010 we issued 100,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(6)	On April 29, 2010 we issued 500,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(7)	On June 9, 2010 we issued 200,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act

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

Arrayit Corporation

Dated: August 16, 2010	By: /s/ RENE’ A. SCHENA
Rene A. Schena
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
August 16, 2010

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
August 16, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
August 16, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer
August 16, 2010