Form 10-Q
period 2010-09-30
Arrayit Corp
filed 2010-11-15
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

There were 24,919,056 shares of the Registrant’s common stock outstanding at November 15, 2010.

Form 10-Q
For the Quarterly Period Ended September 30, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	4
	Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (unaudited)	5
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

This report contains trademarks and trade names that are the property of Arrayit Corporation and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis of Financial Position and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $100,000	92,221	71,944
Inventory	237,871	241,436
Prepaid expenses	-	12,500
Total current assets	330,092	325,880

Property and equipment, net	47,763	68,688
Restricted cash	-	100,293
Deposits	18,924	18,924
Total current assets	$396,779	$513,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,959,204	$5,320,239
Bank overdraft	10,460	31,076
Due to related parties	591,333	459,116
Customer deposits	101,827	65,687
Notes payables, current portion including related parties	1,088,573	852,931
Total current liabilities	7,751,397	6,729,049
Notes payable, long term	100,367	180,656
Total liabilities	7,851,764	6,909,705
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 and 25,620 shares issued and outstanding	22	25
Preferred stock, Series 'C' 92,201 and 103,143 shares issued and outstanding	92	103
Common stock, $0.001par value, voting, 480,000,000 shares authorized, 24,919,056 and 19,085,859 issued and outstanding	24,729	18,896
Additional paid-in capital	16,145,446	14,478,455
Accumulated deficit	(23,711,938)	(21,097,741)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,541,649)	(6,600,262)
Non-controlling Interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(184,586)	(66,908)
Total Non-controlling interests	86,664	204,342
Total stockholders' deficit	(7,454,985)	(6,395,920)
Total liabilities and stockholders' deficit	$396,779	$513,785
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2010	2009	2010	2009

Total revenues	$688,779	$1,107,857	$2,145,747	$3,293,685
Cost of sales	263,942	730,307	1,101,129	2,332,512
Gross margin	424,837	377,550	1,044,618	961,173

Selling, general and administrative	582,954	342,331	2,990,442	1,030,519
Profit (loss) from operations	(158,117)	35,219	(1,945,824)	(69,346)

Research and development	(142,720)		(311,819)
Gain (loss) on derivative liability	-	2,533,652	-	16,621,964
Gain (loss) on extinguishment of debt	-		-	(19,021,116)
Legal expense	(106,036)	(124,731)	(232,884)	(160,172)
Interest (expense)	(137,153)	(39,430)	(241,348)	(228,240)

Net loss	(544,026)	2,404,710	(2,731,875)	(2,856,910)

Less: net loss attributable to the
noncontrolling interest	(69,920)	-	(117,678)	-

Net loss attributable to common shareholders	(474,106)	2,404,710	(2,614,197)	(2,856,910)

Profit (loss) per share - basic	$(0.02)	$0.70	$(0.11)	$(1.09)

Basic weighted average number of common shares	24,876,930	3,459,622	23,197,665	2,618,349

Profit (loss) per share - diluted	$(0.02)	$0.05	$(0.11)	$(1.09)

Diluted weighted average number of common shares	24,876,930	49,360,684	23,197,665	2,618,349

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended

	2010	2009
Cash flows from operating activities:
Net income	$(2,731,875)	$(2,856,910)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation	22,957	10,500
Amortization	102,674	-
Loss on derivative liability	-	(16,621,964)
Loss on extinguishment of debt	-	19,021,116
Provision for bad debt		20,000
Stock paid for services	1,538,936	-
Changes in operating assets and liabilities
Accounts receivable	(20,277)	(18,798)
Inventory	3,565	204,733
Prepaids	12,500	-
Restricted cash	100,293	495
Accounts payable and accrued liabilities	638,965	178,874
Bank overdraft	(20,616)	22,079
Due to related parties	132,217	82,266
Customer deposits	36,140	(33,543)

Net cash provided by (used in) for operating activities	(184,521)	8,848
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(2,032)	(1,965)

Net cash provided by (used in) for investing activities:	(2,032)	(1,965)
Cash flows from financing activities:
Proceeds from loans	147,326	180,124
Repayment of notes payable	(94,647)	(187,007)
Proceeds from option exercise	51,200	-
Proceeds from issuance of warrants	82,674	-

Net cash provided by (Used in) financing activities	186,553	(6,883)

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information:

Cash paid for interest	$75,714	$84,417

Cash paid for income taxes	$-	$-

Shares issued for services	$1,395,505	$-

Warrants issued for services	$143,431	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada Corporation,  that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

Non-Controlling Interest

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements
Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., which in turn has an 80% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc. as of September 30, 2010 and December 31, 2009.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company’s business during the quarter ended September 30, 2010.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At September 30, 2010, Arrayit had a working capital deficit of $7,421,305, a stockholders' deficit of $7,454,985, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	September 30, 2010	December 31, 2009
Gross accounts receivable	$571,551	$431,420
Less:
Allowance for doubtful accounts	(100,000)	(100,000)
Loan value of receivables sold with recourse (see note 6)	(379,331)	(259,476)
Total	$92,221	$71,944

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 7%, currently 16% at September 30, 2010, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2010, the balance outstanding under the recourse contracts was $379,331 net of a hold back reserve of $16,392 (December 31, 2009 - $259,476 net of a hold back reserve of $4,715).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Fixed Assets – Cost	$347,139	$345,107
Less:
Accumulated Depreciation	(299,376)	(276,419)
Total	$47,763	$68,688

Depreciation expense totalled $22,957 and $10,500 respectively for the nine months ended September 30, 2010 and 2009; and $7,653 and $3,500 for the three months ended September 30, 2010 and 2009.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September 30, 2010	December 31, 2009
ACCOUNTS PAYABLE
Normal course of business	$1,387,814	$1,328,851
Pertaining to law suits	2,821,136	2,889,677
Total Accounts Payable	4,208,950	4,218,528

ACCRUED LIABILITIES
Accrued salaries and wages	1,164,958	780,833
Judgement Interest	323,658	309,719
Other	261,638	11,159
Total Accrued Liabilities	1,750,254	1,101,711
TOTAL	$5,959,204	$5,320,239

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at September 30, 2010 and December 31, 2009 of $591,333 and $459,116, respectively, are unsecured, non-interest bearing and due on demand.

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

The 97,634 Preferred Series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

NOTE 11 – DEBT

	September 30, 2010	December 31, 2009

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	$50,000	$-

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	-

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	-

	200,000	-

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	187,239	261,126
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	40,637	42,711
Notes payable, interest at 8%, unsecured due on demand from the former TeleChem shareholders and their families.	711,064	729,750
	1,138,940	1,033,587

Notes payable including related parties	$1,188,940	$1,033,587

Short Term Debt	$1,088,573	$852,931
Long Term Debt	100,367	180,656

Notes payable including related parties	$1,188,940	$1,033,587

Scheduled maturities of notes payable for years succeeding September 30, 2010 are as follows:

Year	Amount
2010	$1,088,573
2011	69,663
2012	30,704
Total	$1,188,940

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

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)
December 11, 2009	9,765,857	(1,537,100)	(1,199,600)	(2,736,700)

September 30, 2010 and December 31, 2009	12,478,357	$-	$-	$-

Warrants

With the increase in authorized share capital on December 10, 2009, the Company now has sufficient shares to settle any and all outstanding common stock equivalent instruments.   The previously recognized derivative was accordingly transferred to Additional Paid in Capital.

During the quarter ended June 30, 2010 the Company issued  150,000 share purchase warrants, expiring on April 25, 2012, exercisable at $1.00 and issued 200,000 share purchase warrants also exercisable at $1.00, expiring on May 12, 2012

Options

On October 1, 2009, the Company granted 450,000 options to the President of Arrayit Diagnostics, Inc. at an exercise price of $0.32.  The $229,000 fair value of these options was recorded as an expense on that date.

On September 30, 2010, the Company granted 200,000 options to the President of Arrayit Diagnostics, Inc. at an exercise price of $0.20.  The $40,000 fair value of these options was recorded as an expense on that date.

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

During the nine and three months ended September 30, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

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

During the nine and three months ended September 30, 2010 and 2009, there were no revenues earned and hence no obligation to pay any royalties.

( c) Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009, the Company is obligated to pay the University royalties of five percent (5%) of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

During the nine and three months ended September 30, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to Wayne State University.

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

During the nine and three months ended September 30, 2010 and 2009, there were no revenues generated and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 13 -  STOCKHOLDERS' EQUITY (DEFICIT)

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2009	25,620	25	103,143	103	19,085,859	18,896	14,478,455	(21,097,741)	(6,600,262)	285,000	(13,750)	(66,908)	204,342	(6,395,920)

Convert Preferred A to Common	(3,586)	(3)	-	-	13,177	13	(10)	-	-	-	-	-	-	-

Convert Preferred C to Common	-	-	(10,942)	(11)	3,830,010	3,830	(3,819)	-	-	-	-	-	-	-

Issuance of shares for services	-	-	-	-	1,830,010	1,830	1,393,675	-	1,395,505	-	-	-	-	1,395,505

Issuance of shares on exercise of options	-	-	-	-	160,000	160	51,040	-	51,200		-	-	-	51,200

Issuance of warrants for services	-	-	-	-	-	-	143,431	-	143,431	-	-	-	-	143,431

Issuance of warrants as part of debt	-	-	-	-	-	-	82,674	-	82,674	-	-	-	-	82,674

Net loss for the nine months ended
ended September 30, 2010	-	-	-	-	-	-	-	(2,614,197)	(2,614,197)	-	-	(117,678)	(117,678)	(2,731,449)
	22,034	22	92,201	92	24,919,056	24,729	16,145,446	(23,711,938)	(7,541,649)	285,000	(13,750)	(184,586)	86,664	(7,454,985)

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

Options and warrants

On January 19, 2008, the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.  Warrants that were issued generally do not have a life that exceeds 10 years. On October 1, 2009, the Company issued 450,000 stock purchase warrants, expiring on October 1, 2014, exercisable at $0.32. During the quarter ended September 30, 2010 the company issued  200,000 share purchase warrants, expiring on October 1, 2014, exercisable at $0.20.  During the quarter ended September 30, 2010,  no share warrants were exercised.  Information regarding warrants and options to purchase common shares is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2008	1,250,000	$0.01
Granted	450,000	0.32
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2009	1,700,000	$0.09
Granted	550,000	0.71
Cancelled/forfeited		-
Expired	-	-
Exercised	(160,000)	(0.32)
Outstanding at September 30, 2010	2,090,000	$0.23

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

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  The Company has not yet determined a course of action.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  September 30,  2010  are  as  follows:

YEAR  ENDING DECEMBER 31,

2010               $    37,506

2011                  150,024

2012                  137,522

                       $  325,052

Rent expense was approximately $133,308 and  $124,265 for the nine months ended September 30, 2010 and 2009, respectively and  $43,476 and $43,379 for the three months ended September 30, 2010 and 2009 respectively.

Other Matters

Arrayit may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. Arrayit is currently unable to estimate the loss (if any) related to these matters.  Other than the Pediatrix matter referred to above, Arrayit is not aware of any other matters.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended September 30, 2010, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

On April 30, 2009, Arrayit Corporation announced that it is developing a microarray-based diagnostic test to detect the H1N1 swine flu virus.  The Arrayit test allowed researchers and clinicians to detect the presence of the virus in infected patients and livestock and to distinguish the threatening mutated strain from less harmful variants in humans and swine. The H1N1 kits used Arrayit’s patented Variation Identification Platform (VIP) Technology. The H1N1 test kits were sent to the Centers for Disease Control (CDC) for validation, then sold for emergency use by licensed clinics, laboratories and other health care organizations worldwide. During the three months ended September 30, 2010, the Company continued its development work on the H1N1 swine flu virus diagnostic tests.

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

Results of Operations

Comparison of Operating Results – Nine and Three Months Ended September 30, 2010 and 2009

Gross revenues for the nine months ended September 30, 2010 and 2009 were $2,145,747 and $3,263,685, respectively. Gross revenues for the three months ended September 30, 2010 and 2009 were $688,779 and $1,107,857, respectively. The Company continues to be hampered by its lack of financing.   The Company had in excess of $500,000 of orders on hand which it was not able to ship by September 30, 2010.

Cost of sales for the nine months ended September 30, 2010 and 2009 amounted to $1,101,129 and $2,332,512, respectively, resulting in gross profit for the nine months ended September 30, 2010 and 2009  of $1,044,618 and $961,173, respectively. The Company’s cost of sales is dependent upon product mix.   During 2010, the Company sold more consumables which have a higher gross margin than in the comparable period for 2009, and began to benefit from an increase in selling prices of its diagnostic equipment, resulting in an increase in the gross profit percentage from 29% to 49%.

Cost of sales for the three months ended September 30, 2010 and 2009 amounted to $263,942 and $730,307, respectively, resulting in gross profit for the three months ended September 30, 2010 and 2009 of $424,837 and $377,550, respectively. The Company’s cost of sales is dependent upon product mix.  During the third quarter of 2010 the Company’s revenue was derived from an increased volume of consumables which have a higher profit margin and also benefited from increases in its selling prices of diagnostic equipment.  These two factors resulted in a higher gross margin than in the comparable period for 2009, resulting in an increase in the gross profit percentage to 62% from 34%.

Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were $2,990,442 and $1,030,519, respectively.  The majority of the increase of $1,959,923 is attributable to the fair value of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were $582,954 and $342,331, respectively.  The majority of the increase of $240,623 is attributable to the fair value of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Net loss from operations was $158,117 for the three months ended September 30, 2010, compared with a net profit from operations of $35,219 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 the company had a loss from operations of $1,945,824, compared to a loss from operations of $69,346 for the three months ended September 30, 2009.

Research and development costs of $311,819 for the nine months ended September 30, 2010 and $142,720 for the three months ended September 30, 2010  (2009 - $nil) relate to the cost of developing our OvaDX  pre-symptomatic diagnostic test for Ovarian Cancer.  Legal expenses associated with the appeal of the Pediatrix court case accounted for most of the legal expenses of $106,036 for the three months ended September 30, 2010 and $232,884 for the nine months ended September 30, 2010, whereas legal expenses of $124,731 during the three months ended September  30, 2009 and $160,172 for the nine months ended September  30, 2009 were not related to the Pediatrix law suit. Interest expense was $137,153  for the three months ended September 30, 2010 compared to $39,430 for the three months ended September 30, 2009.  The interest costs for 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  For the nine months ended September 30, 2010 interest cost was $241,348 compared to $228,240 for the nine months ended September 30, 2009.  The increase in interest costs was the result of expensive financing that occurred during the second quarter of 2010.

On March 13, 2009, the date of Debt Modification, the Company recorded a loss on extinguishment of debt of $12,834,898.  The loss on derivative liability of $19,021,116 for the nine months ended September 30, 2009 was a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities.  There were no gains or losses on either the derivative liability or on extinguishment of debt during the nine months ended September 30, 2010.  Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $117,678 for the nine months ended September 30, 2010 and $69,920 for the three months ended September 30, 2010 (2009 - $nil).

Liquidity and Capital Resources

Cash flows used by operations was $184,521 for the nine months ended  September 30, 2010.  The Company has funded its operating deficits through debt financing and proceeds from exercise of warrants.

As of September 30, 2010, we had had a working capital deficiency of $7,421,305 and a stockholders’ deficit of $7,454,985.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to (1) the $2,821,136 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $1,164,958 in deferred compensation, and (3) $323,657 in Judgement interest.

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

We estimate that we may require as much as approximately $1,200,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount of timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings form family members and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the three months ended September 30, 2010 The Company relied upon extended terms from its creditors to finance its loss from operations.

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Civil Action number 01-2226 between TeleChem International, Inc., Pediatrix Screening, Inc. and Pediatrix Screening LP went to jury trial in the United States District Court in the Western District of Pennsylvania in the summer of 2007.  On August 11, 2007, the jury awarded TeleChem $5,000,000 in damages for Pediatrix's breach of contract, fraudulent misrepresentation, and punitive damages.  The jury awarded Pediatrix $1,085,001 for TeleChem's breach of contract.  Pediatrix put $5,000,000 in bond, and submitted an appeal to the Third Circuit Court of Appeals to request that the damages award to TeleChem be reduced.  Oral argument in the appeal was heard on December 15, 2009 by a panel of three judges in the Third Circuit Court of Appeals in Philadelphia, PA

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  The Company has not yet determined its further course of action.

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
(8)
On July 9, 2010 we issued 1,224 unregistered common shares to complete the April 16, 2010 conversion of 132 Preferred Class A shares. The Company relied upon the exemption under Section 4(2) of the Securities Act

(9)	On July 14, 2010 issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(10)	On July 28, 2010 issued 80,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – REMOVED AND RESERVED

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

Arrayit Corporation

Dated: November 15, 2010	By: /s/ RENE A. SCHENA
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
November 15, 2010

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
November 15, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena
Chief Executive Officer
November 15, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar
Chief Financial Officer
November 15, 2010