Form 10-K
Arrayit Corp
filed 2011-04-01
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Arrayit Corporation

(a Nevada corporation)

Commission File Number: 001-16381

_______________

(Check One):

[X ] Form 10-K [ ] Form 20-F [ ] Form 11-K [ X] Form 10-Q [ ] Form N-SAR

For Period Ended: December 31, 2010

____________________________________________________________________

[ ] Transition Report on Form 10-K

[ ] Transition Report on Form 20-F

[ ] Transition Report on Form 11-K

[ ] Transition Report on Form 10-Q

  [ ] Transition Report on Form N-SAR

For the Transition Period Ended:

_______________

____________________________________________________________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

____________________________________________________________________

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

1

PART I -- REGISTRANT INFORMATION

Arrayit Corporation

(a Nevada corporation)

____________________________________________________________________

Full Name of Registrant

____________________________________________________________________

Former Name if Applicable

524 East Weddell Dr.

Sunnyvale, CA 94089

__________________________________________________________________

Address of Principal Executive Office (Street and Number)

PART II--RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rules 12b-25(b), the following should be completed. (Check box if appropriate)

[  ]   (a)   The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]   (b)   The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[  ]   (c)   The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III--NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Significant disclosures necessary for a complete and accurate 10-K are being finalized and reviewed. Staff anticipates filing the 10-KSB within the fifteen-day extension period.

PART IV--OTHER INFORMATION

(1)   Name and telephone number of person to contact in regard to this notification:

Rene Schena	408	744-1331
(Name)	(Area Code)	(Telephone Number)

2

(2)   Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

[X] Yes     [ ] No

(3)   Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report of portion thereof?

[ ] Yes     [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Arrayit Corporation

________________________________________

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2011

/s/ Rene Schena

Rene Schena, Chief Executive Officer

3