Form 10-K
period 2010-12-31
Arrayit Corp
filed 2011-04-15
CIK 1084507

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The issuer's revenues for the most recent fiscal year ended December 31, 2010 were $3,076,967.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,600,299

.

As of April 15, 2011, there were 26,127,767 shares of common stock outstanding.

ARRAYIT CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2010

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

Part III

Item 10. Directors, and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “TeleChem”, “Arrayit”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,
•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,
•	risks related to market acceptance and demand for our services,
•	the impact of competitive services, and
•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the biotech industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Taiwan I280282

Israel 153848

Other worldwide patents pending

Strategic Relationships and Licensing Arrangements

Arrayit Corporation and Wayne State University recently completed Task 2 of a sponsored research agreement to study ovarian cancer.  This research produced three new proteomic markers that may provide additional sensitivity and specificity for the OvaDx® test.

The OvaDx® test for diagnostics use will be marketed and sold upon FDA approval by the company’s majority owned subsidiary, Arrayit Diagnostics, Inc.  Arrayit Corporation and Arrayit Diagnostics, Inc are exploring strategic partnership opportunities with corporations that have a strong customer base, and a significant sales and marketing presence in the diagnostics industry worldwide.

Arrayit Corporation announced the launch of OvaDx® for research use only at the American Association for Cancer Research Meeting in Orlando, Florida on April 2, 2011.  It is a sophisticated microarray-based test that measures the activation of the immune system in response to early stage ovarian tumor cell development.  Research studies with OvaDx® indicate high sensitivity and specificity for all types and stages of ovarian cancer.  Serum is applied to the OvaDx® microarray to allow binding between proteomic biomarkers in the sample and capture agents on the microarray.  The microarray is washed and scanned to produce a digital readout for each serum sample, and the data are quantified and analyzed in software to generate the test results.  Pricing for the first 1,000 tests is set at USD 650 per sample.  The company's OvaDx® Pre-Symptomatic Ovarian Cancer Screening Test is marketed "for research purposes only" in advance of FDA approval, and is not to be used for any patient management purposes prior to FDA approval.  Researchers can use the test to analyze different tumor types and stages, the effectiveness of chemotherapies, biomarker profiles in breast cancer and other epithelial cancers, studies of benign gynecological conditions, the effectiveness of ovarian cancer drugs for treatment and prevention, and to benchmark existing tests including CA-125, OVA1®, and transvaginal ultrasound.

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

Other instruments include SpotLight™ CCD fluorescence scanners, SpotWare-® colorimetric scanners, InnoScan® laser scanners, TrayMix™ Hybridization Stations, high speed centrifuges, air jets, vacuum products.  Laboratory tools and bioinformatics computers complete the instrumentation line which are all designed to facilitate the quality and speed of microarray research.

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

Strategic Distributorships

The Company utilizes more than 40 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 48% of the Company’s 2010 revenues.  These foreign receivables are insured through Euler Hermes ACI.

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

The following companies compete with Arrayit in the research and development portion of the microarray market:

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$44.99	$15.53B

Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries.  The microarray division is a small portion of their total business.  Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$5.73	404.19M
Affymetrix provides consumables and systems for genetic analysis in life sciences. Their process creates a microarray by means of photolithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$68.74	$8.77B

Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets.  Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

(1) Share price and market cap values as of April 11, 2011

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

Strategic Distributorships

The Company utilizes more than 40 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 48% of the Company’s 2010 revenues.  These foreign receivables are insured through Euler Hermes ACI.

Facilities

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $13,248.00 per month plus a monthly operating expense charge of $1,738.80.  The lease expires on November 30, 2012.

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

Employees

At April 15, 2011, we had 9 full time employees, and agreements with four consultants.  We had no part-time employees.  None of our employees are covered by a collective bargaining agreement with a union.  We consider our relationship with our employees to be good.

Comment Letters Issued by the SEC

During 2010, the SEC issued a comment letter relating to its previously filed Forms 10K.  We have provided answers to this comment letter.

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

Our success depends in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The genetic analysis tools market is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or uneconomical. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.

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

If demand for our products is reduced or if we implement technologies that increase the density or yields of our microarrays, our manufacturing capacity could be under-utilized and some of our long-lived assets, including facilities and equipment, may be impaired, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory since certain of our products have a limited shelf life, which would have a negative impact on our gross margin.

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

Although we were formed in 1993, we have been unable to consistently operate profitably.  As of December 31, 2010, we had an accumulated deficit of approximately $24,345,983.  We have reported net losses of approximately $3,439,358 and $8,974,979 for the fiscal years ended December 31, 2010 and 2009, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.  We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

If we are able to generate funds from financing actitivies, we will have sufficient cash and cash equivalents, to support our projected operating needs for the next fiscal year.  However, with limited revenues from sales of our products and services, our business plan that calls for us to continue to improve our products, create new products, and more aggressively market our existing products will require us to obtain additional working capital.  Our future capital requirements will depend on many factors, including continued progress in product enhancements and new product development programs, the magnitude of these programs, the time and costs involved in completion of technological, manufacturing and market requirements, and the cost of finalizing licensing agreements to produce licensing revenues.  We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions which have significantly adversely affected the availability of credit, and other sources of capital.  We may raise necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities; our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

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

Several of the persons, including consultants and executive officers, who provide services to us are treated as independent contractors or receive below market loans instead of salaries or wages.  If the I.R.S examines our prior years’ tax returns and determines that one or more of such persons were employees, the resulting liability for withholding and payroll taxes could be significant.

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

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the United States, third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or government insurance programs could reduce prices for health care products and services, adversely affecting the profits of our customers and collaborative partners and reduce our future royalties.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See “Item 8”. Financial Statements and Supplementary Data—Note 14 ~. Commitments and Contingencies” for further information.  In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents.

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

Item 1B . UNRESOLVED STAFF COMMENTS

During 2010, the SEC issued a comment letter relating to its previously filed Forms 10K.  We have provided answers to both the original comment letter, and to subsequent additional comment letters received during 2011.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $13,248.00 per month plus a monthly operating expense charge of $1,738.80.  The lease expires on November 30, 2012.

Our Subsidiary, Arrayit Diagnostics, Inc., operates from commercial offices located at 12000 Westheimer Avenue, Suite 340, Houston, TX, 77077.

.

ITEM 3. LEGAL PROCEEDINGS

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

There are no other material legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

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

QUARTER ENDED	HIGH	LOW

January 1, 2011 – April 15, 2011	$0.45	$1.13

December 31, 2010	$0.35	$0.16
September 30, 2010	$0.73	$0.19
June 30, 2010	$1.05	$0.51
March 31, 2010	$1.65	$0.84

December 31, 2009	$1.90	$0.40
September 30, 2009	$0.80	$0.52
June 30, 2009	$3.00	$0.40
March 31, 2009	$2.40	$0.07

As of April 14, 2011, we had 26,127,767, shares of common stock issued and outstanding held by approximately 377 shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 22,034 shares of Series A Convertible Preferred Stock issued and outstanding and 91,573 shares of Series C Convertible Preferred Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2010 we issued 110,005 unregistered common shares upon conversion of 314 Series “C” Preferred Shares.

On November 19, 2010 we issued 75,000 unregistered common shares as compensation for $13,875 services by consultants to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On November 24, 2010 we issued 300,000 unregistered common shares as compensation for $57,000 services by consultants to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

December 31, 2010 we issued 588,425 unregistered common shares upon conversion of outstanding debt of $141,022 owed to the Company.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   Arrayit Corporation, has an 80% ownership investment in Arrayit Diagnostics, Inc., and an indirect 64% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinsons), Inc., as of December 31, 2010.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2011, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets.  Should we not be successful in raising funds, we will curtail the development of our diagnostics business and concentrate our efforts on the sale of our tools and consumables.

DEBT OBLIGATIONS

The Company has $1,226,084 (2009 - $1,033,587) of debt.  The debt is comprised of a long term bank loan of $173,706 (2009 - $261,126) which is being liquidated by monthly installments of $8,572 over a 60 month term; advances from creditors of $39,293 ( 2009 - $42,711); a past due loan from minority shareholders of $200,000 (2009 - $nil); and $707,001 (2009- $729,750)  is due to the former TeleChem shareholders and their families, who have deferred repayment of their loans until the $173,706 has been paid in full.  The company’s subsidiary, Arrayit Diagnostics, Inc. has $106,084 (2009-$nil) of debt.  To date the Company has been able to meet the servicing of the debt from cash flow generated by operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

For the year ended December 31, 2010, revenues were $3,076,967, compared to $3,993,737 for the year ended December 31, 2009, a decrease of $916,770 or approximately 23% from the prior period. To a large extent the drop in sales was the direct result of curtailed funding for many of our institutional customers.

.

Cost of sales decreased by $1,437,767 or 47% to $1,635,689 for the year ended December 31, 2010, compared to $3,073,456 for the year ended December 31, 2009.The decrease in cost of sales arose both because we changed our product mix from consumables to tools which have a higher profit margin as well as our ability to purchase raw materials at lower prices than we were privously able to obtain.

Gross profit increased by $520,997 or 57% to $1,441,278 for the year ended December 31, 2010 compared to $920,281 for the year ended December 31, 2009.  The gross profit percentage increased from 23% in 2009 to our more traditional gross profit percentage of 47% in 2010.

Recurring, in the normal course of business general and administrative expenses were $1,566,712 and $1,293,753, for the years ended December 31, 2010 and December 31, 2009, respectively, constituting an increase of $272,959 or approximately 17% from the prior period.  The increase reflected higher utilities costs, increased marketing activities and additional consultants. General and administrative expenses for 2009 included the fair market value of 4,878,598 shares issued during the year to employees and consultants, resulting in an expense of $5,124,352 recorded as part of general and administrative expenses.

During 2010 we expended $404,262 (2009 - $335,100) on Research and Development.   These expenditures were primarily focussed on our new diagnostic testing area.

We have undertaken an initiative to reduce our outstanding debt to our suppliers.  During 2010 we were able to renegotiate some debt resulting in a gain on extinquishment of debt during 2010 of $33,359.

Pursuant to the Oral Agreements we fixed the number of shares to be issued upon conversion of the debt covered by said agreements.   As we did not have sufficient authorized share capital to allow for the conversion of the debt, at the time we entered into the Oral Agreements we had to record a derivative.     On March 13, 2009, the date of Debt Modification, the Company recorded a derivative liability of $20,996,593 as a result of insufficient authorized shares to satisfy the debt settlement in accordance with accounting standards for derivative instruments and hedging activities and revalued the liability by recording a loss on extinquishment of debt of $12,834,898. See Note 7 in section “Notes to Condensed Consolidated Financial Statement).

The gain on derivative liability of $10,134,238 during 2009, was primarily due to the decrease in the OTCBB market value of the Company’s shares from $0.52 used to determine the derivative liability at the end of the March 31, 2009 (the Company’s first quarter) and the $0.29 used to determine the derivative liability at the end of September 30, 2009, the Company’s last reporting period, prior to December 11, 2009 increase in authorized share capital, which eliminated the conditions giving rise to the derivative liability.  There was no corresponding amount during 2010.

Legal expense of for the year ended December 31, 2010 was $585,871 compared to $203,507 for the year ended December 31, 2009.  The 2010 increase reflected the costs associated with defending the appeal of the Pediatrix law suit, and general advice on dealing with our creditiors.

Interest expense of $376,184 for the year ended December 31, 2010 rose by $97,687 from the $278,497 interest cost for the year ended December 31, 2009.  The increase was the result, of the high cost of private capital, and rising rates of judgment interest.

The net loss attributable to the noncontrolling interest is recognition of the outside shareholdings in our subsidiary, Arrayit Diagnostics, Inc.

The Company had net loss attributable to common shareholders of $3,248,242 for the year ended December 31, 2010, compared to net loss of $8,908,071 for the year ended December 31, 2009, a decrease in net loss of $5,659,829 or 64% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $559,046 and total liabilities of $8,468,009 as of December 31, 2010. We had total negative working capital of $7,881,675 as of December 31, 2010.

We had accounts payable and accrued liabilities of $6,436,439 at December 31, 2010 compared to $5,320,239 at December 31, 2009.

	2010	2009	Payment Terms
	31-Dec-10	31-Dec-09
ACCOUNTS PAYABLE
Normal course of business	$ 1,281,280	$ 1,328,852	30 to 60 days
Legal fees incurred pertaining to law suits	3,140,913	2,889,677	Due on demand, although the Company does not anticipate making payment until it obtains new financing
Total Accounts Payable	4,422,193	4,218,528

ACCRUED LIABILITIES
Accrued salaries & wages	1,257,980	780,833	Due on demand, although the Company does not anticipate making payment until it obtains new financing
Judgement interest	328,303	309,719	Due on demand, although the Company does not anticipate making payment until it obtains new financing
Other	427,964	11,159	30 to 60 days
Total Accrued Liabilites	2,014,247	1,101,711
TOTAL	$ 6,436,439	$ 5,320,239

We had net cash used in operating activities of $219,748.

We had $232,613 of net cash provided by financing activities for the year ended December 31, 2010 which included $170,718 of proceeds from loans payable, $51,200 from the exercise of options and $124,282 proceeds from the issuance of warrants, net of $113,587 repayment of notes payable.

We relied on our officers and directors and our shareholders to supplement our operations or provide us with financing.  If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

In the long term, the Company will need significant amounts of net cash to fund its research and development, to provide working capital and to repay its debt.   Failure to raise new capital will severely impact the Company’s ability to complete its business plan as more fully described above.

REVERSE SPLIT

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series “A” Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.    As the March 19, 2009 Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB. On December 31, 2009, we increased out authorized Common Share capital to 480,000,000 shares and our authorized Preferred Share capital to 20,000,000 shares.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrayit Corporation.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick and Associates, LLP

Winter Park, Florida

April 15, 2011

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

As at December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash	$ 10,833	$ -
Accounts receivable, net of allowance for doubtful accounts of $133,000 and $100,000, respectively	187,242	71,944
Inventory	301,936	241,436
Prepaid expenses	-	12,500
Total current assets	500,011	325,880

Property and equipment, net	40,111	68,688
Restricted cash	-	100,293
Deposits	18,924	18,924
Total assets	$ 559,046	$ 513,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6,436,439	$ 5,320,239
Bank overdraft	-	31,076
Due to related parties	645,116	459,116
Customer deposits	160,370	65,687
Notes payables, current portion including related parties	1,139,765	852,931
Total current liabilities	8,381,690	6,729,049
Notes payable, long term	86,319	180,656
Total liabilities	8,468,009	6,909,705
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 and 25,620 shares issued and outstanding	22	25
Preferred stock, Series 'C' 91,887 and 103,143 shares issued and outstanding	92	103
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 25,992,486 and 19,085,859 issued and outstanding	25,802	18,896
Additional paid-in capital	16,397,878	14,478,455
Accumulated deficit	(24,345,983)	(21,097,741)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,922,186)	(6,600,262)
Non-controlling interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(258,024)	(66,908)
Total Non-controlling interests	13,226	204,342
Total stockholders' deficit	(7,908,963)	(6,395,920)
Total liabilities and stockholders' deficit	$ 559,046	$ 513,785
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

	2010	2009

Total revenues	$ 3,076,967	$ 3,993,737
Cost of sales	1,635,689	3,073,456
Gross margin	1,441,278	920,281

Selling, general and administrative	3,547,677	6,377,496
Research and development	404,262	335,100
Legal expense	585,871	203,507
Profit (loss) from operations	(3,096,532)	(5,995,822)

Gain (loss) on derivative liability	-	10,134,238
Gain (loss) on extinguishment of debt	33,359	(12,834,898)

Interest expense	(376,184)	(278,497)

Net loss	(3,439,358)	(8,974,979)

Less: Net loss attributable to the
noncontrolling interest	(191,116)	(66,908)

Net loss attributable to common shareholders	$ (3,248,242)	$ (8,908,071)

Profit (loss) per share – basic and diluted	$ (0.14)	$ (2.42)

Basic weighted average number of common shares	23,699,907	3,680,986

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2010 and 2009

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)											NON-CONTROLLING INTERESTS
									Additional					Interest In	Total
	Preferred Series A			Preferred Series C			Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar		Number	Dollar		Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total

Balance, December 31, 2008	123,254	123		103,143	103		583,309	584	1,340,868	(12,189,670)	(10,847,992)				-	(10,847,992)

Modification of convertible debt	(97,634)	(98)					12,509,357	12,510	5,989,562		6,001,974				-	6,001,974

Transfer agent unauthorized issue							190,770								-	-

Effect of warrant upon elimination									1,249,943		1,249,943					1,249,943
of derivative upon increase in
authorizede share capital

Options issued by Arrayit Diagnotics									229,087		229,087					229,087

Issuance of shares for cash							2,667	3	1,997		2,000				-	2,000

Issuance of shares to employees
and consultants							4,158,598	4,159	4,151,106		4,155,265				-	4,155,265

Issuance of shares for debt							921,158	921	776,611		777,532				-	777,532

Issuance of shares for services							720,000	720	739,280		740,000				-	740,000

Issuance of royalty interests												285,000	(13,750)		271,250	271,250

Net Income for the year ended
ended December 31, 2009										(8,908,071)	(8,908,071)			(66,908)	(66,908)	(8,974,979)
Balance, December 31, 2009	25,620	25	-	103,143	103	-	19,085,859	18,896	14,478,455	(21,097,741)	(6,600,262)	285,000	(13,750)	(66,908)	204,342	(6,395,920)

Convert Preferred A to Common	(3,586)	(3)					13,177	13	(10)		-					-

Convert Preferred C to Common				(11,256)	(11)		3,940,015	3,940	(3,929)		-					-

Issuance of shares for services							2,205,010	2,205	1,464,175		1,466,380				-	1,466,380

Issuance of shares for debt conversion							588,425	588	140,434		141,022				-	141,022

Issuance of shares on exercise of options							160,000	160	51,040		51,200				-	51,200

Issuance of warrants for services									143,431		143,431				-	143,431

Issuance of warrants as part of debt									124,282		124,282				-	124,282

Net Loss for the year ended
December 31, 2010										(3,248,242)	(3,248,242)			(191,116)	(191,116)	(3,439,358)
	22,034	22	-	91,887	92		25,992,486	25,802	16,397,878	(24,345,983)	(7,922,189)	285,000	(13,750)	(258,024)	13,226	(7,908,963)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$(3,439,358)	$(8,974,979)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	30,609	14,000
Gain on derivative liability	-	(10,134,238)
Loss (gain) on extinquishment of debt	-	12,384,898
Forgiveness of debt	(33,359)	-
Provision for bad debt		(25,000)
Warrants issued for services	143,431
Stock compensation	141,022	4,384,352
Stock paid for services	1,466,380	740,000
Changes in operating assets and liabilities
Accounts receivable	(148,289)	214,712
Inventory	(60,500)	242,932
Prepaids	12,500
Restricted cash	100,293	441
Accounts payble and accrued liabilities	1,149,559	954,148
Bank overdraft	(31,076)	21,966
Due to related parties	186,000	109,166
Accrued interest	-	(218,357)
Customer Deposits	94,683	2,889

Net cash provided by (used in) for operating activities	(219,748)	(166,930)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(2,032)	(41,237)
Cash flows from financing activities:
Proceeds from loans	170,718	-
Repayment of notes payable	(113,587)	(386,443)
Payment of deferred offering costs	-	(12,500)
Proceeds from option exercise	51,200	-
Proceeds from issuance of warrants	124,282	-
Proceeds from royalty interests	-	271,250
Proceeds from royalty interests	-	2,000

Net cash provided by (Used in) financing activities	232,613	(125,963)

Net increase in cash	10,833	-

Cash, begninning of period	-	-

Cash, end of period	$10,833	$-

Supplemental cash flow information:

Cash paid for interest	$156,708	$84,417

Cash paid for income taxes	$-	$-

Warrants issued for services	$143,431	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2010 and 2009

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

Arrayit has a December 31 year end.

Arrayit’s principal office is in Sunnyvale, California. Arrayit presently has nine employees.

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

Sale of Accounts Receivable to Factoring Company

The Company accounts for its sales of Accounts Receivable to the Factoring Company in accordance with the provisions of ASC 860-10-40. In order for a transfer of financial assets to be considered a sale, the assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership, and the purchaser must have the right to pledge or exchange the assets transferred. In addition, the sale accounting rules of ASC 860-10-40-5 require the Company to relinquish effective control over the loans sold as of the sale date.

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

Legal Proceedings

Jury and Court Awards against the Company are recorded as an expense when the court renders a decision.  Jury and Court Awards in favour of the Company are only recorded when the defendant has exhausted its avenues of appeal.    The costs of prosecuting and defending legal actions are expensed as incurred.

Reclassifications

Certain amounts reflected in the accompanying consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to current year presentation.

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

Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at December 31, 2010 were anti dilutive.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc. which in turn has an 80% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc., as of December 31, 2010.

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

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since it was a party to the Pediatrix legal dispute. At December 31, 2010 Arrayit has a working capital deficit of $7,881,679, a stockholders' deficit of $7,908,963, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

At December 31, 2009, restricted cash was composed of a $100,000 Certificate of Deposit and accrued interest of $293, lodged with our bankers as security for a $100,000 letter of deposit we were mandated to lodge with the Pennsylvania court, as part of the Pediatrix legal action more fully described in Note 10.  There was no restricted cash at December 31, 2010.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 6 below, receivable has been reduced by Accounts Receivable loans sold with recourse.

	2010	2009
Gross Accounts Receivable	$508,952	$431,420
Less:
Allowance for doubtful	(133,000)	(100,000)
Loan value of receivables sold with recourse (see note 6)	(188,710)	(259,476)
Total	$187,242	$71,944

NOTE 6 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 10% currently 16.0% at December 31, 2010, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2010, the balance outstanding under the recourse contracts was $188,710 net of a hold back reserve of $32,879 (2009 – 259,476 net of a hold back reserve of $4,715).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Fixed Assets – Cost	$347,139	$345,107
Less:
Accumulated Depreciation	(307,028)	(276,419)
Total	$40,111	$68,688

Depreciation expense totalled $30,609 and $14,000, respectively in fiscal 2010 and 2009.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILILITES

Accounts payable and accrued liabilities, consisted of the following at December 31, 2010 and 2009:

	2010	2009
ACCOUNTS PAYABLE
Normal course of business	$ 1,281,280	$ 1,328,852
Pertaining to law suits	3,140,913	2,889,677
Total Accounts Payable	4,422,193	4,218,528

ACCRUED LIABILITIES
Accrued salaries & wages	1,257,980	780,833
Judgment interest	328,303	309,719
Other	427,963	11,159
Total Accured Liabilites	2,014,246	1,101,711
TOTAL	$ 6,436,439	$ 5,320,239

NOTE 9 – DUE TO RELATED PARTIES

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2010 and 2009 of $645,116 and $459,116, respectively are unsecured, non-interest bearing and due on demand.

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

The 97,560 preferred series “A” shares held by the Oral Agreement debt holders were cancelled subsequent to the debt settlement.

 NOTE 11 – DEBT

	December 31, 2010	December 31, 2009

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$65,000	$-

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	(8,916)	-

	56,084	-

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	50,000	-

	$106,084	$-

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	-

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	-

	200,000	-

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	173,706	261,126
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	39,293	42,711
Notes payable, interest at rates varrriying from8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	707,001	729,750
	1,120,000	1,033,587

Notes payable including related parties	$1,226,084	$1,033,587

Short Term Debt	$1,139,765	$852,931
Long Term Debt	86,319	180,656

Notes payable including related parties	$1,226,084	$1,033,587

Scheduled maturities of notes payable for years succeeding December 31, 2010 are as follows:

Year	Amount

2011	$1,139,765
2012	86,319
Total	$1,226,084

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

	Shares Issued	Original Debt	Accrued Interest	Total Debt

December 31, 2008		$1,993,450	$1,555,750	$3,549,200

Conversions:
March 13, 2009	1,140,000	(134,799)	(105,201)	(240,000)
March 16, 2009	1,572,500	(321,551)	(250,949)	(572,500)
December 11, 2009	9,765,857	(1,537,100)	(1,199,600)	(2,736,700)

December 31, 2009	12,478,357	$-	$-	$-

At March 13, 2009, the Debt Modification Date, the convertible debt was reflected on the Company’s books of account as follows:

Debt Carrying Cost

Balance At December 31, 2008
- Original Debt	$ 1,993,450
- Accrued Interest	1,555,750
- related derivative	2,670,763

Balance December 31, 2008	6,219,963

Increase in related derivative at debt modification date	599,398

Balance At March 13, 2009 Modification Date	$ 6,819,361

Derivative	Derivative Carrying Value
- at December 31, 2008	$ 2,670,763
- increase to March 13, 2009	599,398

Derivative at March 13, 2009	$ 3,270,161

The effect of the Debt Modification, derivative revaluation and the December 10, 2009 increase in authorized share capital during fiscal 2009 was as follows:

		Statement of Operations		Balance Sheet
		Loss on Extinguishment of Debt	Loss on Derivative Liability	Derivative Liability

Balance - December 31, 2008				$ 1,525,684

Revalutation for the Period January 1 to March 13, 2009 (date of debt modification) using Black Scholes to reflect the potential effect of debt conversion			$ 599,398	599,398

DEBT MODIFICATION - MARCH 13, 2009

Cancellation of 97,560 series A preferred shares		$ (2,539,908)

Fair Market Value of shares to be converted - 12,478,357 fixed number of shares at $1.52	$ 18,924,006

Carrying value of debt to be converted, as detailed directly above	6,819,361	3,270,161

Effect of Debt Modification	$ 12,104,645	12,104,645		12,104,645

Revaluation of shares still to be issued, after March 13 and 16, 2009 partial conversion - 9,765,857 fixed number of shares at $2.15 less carrying value, at March 31, 2009			8,434,120	8,434,120

Derivative attributable to 1,250,000 warrants at March 31, 2009			(1,667,254)	(1,667,254)

Revaluation of shares still to be issued at June 30, 2009			(17,430,702)	(17,430,702)

Revaluation of warrants at June 30, 2009			2,162,344	2,162,344

Revaluation of shares still to be issued at September 30, 2009			(2,821,159)	(2,821,159)

Revaluation of warrants at September 30, 2009			287,506	287,506

Revaluation of shares and warrants at December 10, 2009 and transfer to equity			301,509	(3,194,582)

		$ 12,834,898	$(10,134,238)	$ 0

Warrants

On January 19, 2008, the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.

On October 1, 2009, the Company issued 450,000 stock purchase warrants, expiring on October 1, 2014, exercisable at $0.32 to the President of Arrayit Diagnostics.

On April 25, 2010, the Company issued 150,000 share purchase warrants, expiring on April 25, 2012, exercisable at $1.00 for consulting services.
On May 12, 2010 the Company issued 200,000 share purchase warrants, expiring on May 12, 2012 exerciseable at $1.00 inconnection with a debt financing.
On September 30, 2010 the Company issued 200,000 share purchase warrants expiring on October 1, 2014 exerciseable at $0.20 to the President of Arrayit Diagnostics.
On October 14, 2010 the Company issued 300,000 share purchase warrants expiring on February 15, 2013 exerciseable at $0.22 in connection with a debt financing.

Information regarding warrants and options to purchase common shares is summarized below:

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

On June 30, 2012 160,000 share purchase options were exercised upon payment of $6,400.

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2008	1,250,000	$0.01
Granted	450,000	0.32
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2009	1,700,000	$0.09
Granted	850,000	0.54
Cancelled/forfeited	200,000	0.20
Expired	-	-
Exercised	(160,000	(0.32
Outstanding at December 31, 2010	2,750,000	$0.23

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

During the periods ended December 31, 2010 and 2009 there were no revenues earned and hence no obligation to pay any royalties.

( c) Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal periods ended December 31, 2010 and 2009 and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended December 31, 2010 and 2009 and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 13 – STOCK-BASED COMPENSATION

The Company adopted ASC 718 and ASC 505, "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 and ASC 505 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Operations for the period ended December 31, 2010 include $40,000 (2009 - $189,000) of stock-based compensation, arising from the granting of 200,000 (2009 - 450,000) options to our President of Arrayit Diagnostics, Inc. to purchase 200,000 (2009 - 450,000) shares of common stock.

The fair value of the derivative instruments – options in our Company stock, is estimated using the Black-Scholes option pricing model with the following assumptions as of October 1, 2009, the grant date:

Common stock issuable in our Company’s stock upon exercise of options	200,000
Estimated market value of common stock on measurement date(1)	$0.20
Exercise price	$0.20
Risk free interest rate (2)	0.42%
option lives in years	4
Expected Volatility (3)	457.091%
Expected dividend yields (4)	None

(1)	The estimated market value of the stock is measured each period end and is based reported public market prices.
(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.
(3)	The volatility factor was estimated by management using the Company’s historical volatilities of its stock price.
(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 14 – SEGMENT REPORTING

Arrayit has two reportable segments:

Biotech - life sciences and disease diagnostics

Chemical - chemical trading

Inventory at December 31, 2010 and 2009, which consisted primarily of finished goods or finished parts requiring assembly, was comprised of:

		2010	2009
Biotech		$269,160	$215,776
Chemical		32,776	25,660
Total		$301,936	$241,436

Gross Profit for the years ended December 31, 2010 and 2009, was comprised of:

Sales		2010	2009
	Biotech	$2,943,172	$3,790,618
	Chemical	133,795	203,119
	Total sales	3,076,967	3,993,737

Cost of sales
	Biotech	1,534,711	2,890,801
	Chemical	100,977	182,655
	Total cost of sales	1,635,689	3,073,456

Gross margin
	Biotech	1,408,460	899,817
	Chemical	32,818	20,464
	Total gross margin	$1,441,278	$920,281

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  December  31,  2010  are  as  follows:

YEAR  ENDING

2011                  180,338

2012                  170,320

                       $  350,658

Rent expense was approximately $178,724 for the year ended December 31, 2010 and

$169,589 for the year ended December 31, 2009.

Note 16 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2010, trade creditors converted $141,022 of accounts payable into 588,425 shares of common stock.

During 2009, 16 creditors converted $1,537,100 of loans and $1,199,600 of accrued interest, totalling $2,736,700 into 12,509,370 shares of common stock.  Trade creditors converted $777,532 of accounts payable into 921,158 shares of common stock.

Common Shares Issued for Service

During 2010, the Company issued 2,205,010 common shares to consultants under consulting agreements. The associated expense was $1,466,380.

During 2009, the Company issued 720,000 common shares to consultants under consulting agreements. The associated expense was $740,000.

Common Shares Issued for Compensation

No shares were issued as compensation during 2010.

During 2009 the Company issued 4,158,598 common shares to our officers, directors and employees.  Compensation expense of $4,155,265 was recorded in connection with this issuance.

Common Shares Issued for Cash

No shares were issued for cash during 2010.

During 2009 the Company issued 2,667 common shares for a cash consideration of $2,000.

Common Shares Issued on Exercise of Options

During 2010 the Company issued 160,000 common shares upon the exercise of options for a cash consideration of $51,200.

No shares were issued for options during 2009.

Issuance of Warrants for Services and as Part of Debt

During 2010 wer issued $143,431 worth of warrants for services and we issued $124,282 worth of warrants as part of a debt financing.

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

Series “A” Convertible Preferred Stock

The Series “A” Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series “A” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 22,034 (2009 – 25,620) issued and outstanding shares.

During 2009 certain debt holders who also held Series A Convertible Preferred Stock, surrendered 97,634 shares for cancellation.

Series “C” Convertible Preferred Stock

The Series “C” Preferred Stock, $0.001, has no stated dividend rate.  There are 103,143 authorized shares. The Series “C” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The 103,143 Series “C” Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and at December 31, 2010 there were 91,887 ( 2009 – 103,143) issued and outstanding shares..   These Series “C” Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2010:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$ 0.01	1,250,000	3	n/a	0	n/a
$ 0.20	200,000	3.75	n/a	0	n/a
$ 0.22	450,000	2.15	n/a	0	n/a
$ 0.42	300,000	1.75	n/a	200,000	0.032
$ 1.00	350,000	1.33	n/a	0	n/a

NOTE 17 – INCOME TAXES

At December 31, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $1,200,000 (2008 - $8,200,000) has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2012.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

A copy of our Code of Ethics, will be provided without fee, upon written request to our Corporate offices.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other	Total
						Compensation
		($)	($)	($)	($)	($)	($)

Rene A Schena	2010	$0	0	0	0	$9,196	$9,196
Chairman, Director and CEO	2009	5,625	0	500,000	0	3,696	$509,321

Todd J Martinsky	2010	0	0	0	0	12,591	$12,591
Vice President and Director	2009	5626	0	500,000	0	11,232	$516,858

Mark Schena, Ph.D	2010	0	0	0	0	250,000	$250,000
President, Chief Technology Officer, Secretary & Treasurer, and Director	2009	0	0	500,000	0	250,000	$750,000

William L. Sklar (3)	2010	0	0	0	0	60,000	$60,000
CFO , Director	2009	0	0	583,185	0	18,000	$601,185
			0
Paul Haje	2010		0	0	0	125000	$125,000
Director of Advertising and Public Relations	2009	82,500	0	0	0	0	$82,500

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

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2010 and 2009:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 7, 2011.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 58,159,987 shares of common stock equivalents outstanding.

At December 31, 2010 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	22,034	0.32	7,051
Class C	91,887	350	32,160,450
Common	25,992,486	1	25,992,486
			58,159,987

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

	Common Stock	Series C Preferred Stock	Series C Preferred Stock Common Share Equivalents	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena,	2,000,000	38,571	13,499,955	15,499,955	26.7%
Chief Executive Officer,
Chairman and Director
Mark Schena, Director	1,000,000	12,857	4,500,090	5,500,090	9.5%
President & Director
William L. Sklar	775,000			775,000	1.3%
CFO and Director
Todd Martinsky, Director	1,500,000	25,714	8,999,865	10,499,865	18.1%
Vice President & Director
Paul K. Haje		12,857	4,500,090	4,500,090	7.7%
Director of Advertising and Public Relations
John Howell	916,000			916,000	1.6%
President Arrayit Diagnostics, Inc.

Greater Than 5% Shareholders
None

All of the Officers and Directors as a Group (6 Persons)	6,191,000	90,000	31,500,000	37,691,000	64.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a consulting agreement with Dr. Mark Schena, the Company is obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2010 and 2009 of $645,116 and $459,116 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $77,641 and $63,877, respectively.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None for 2010

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Previously Date Filed

2.1	Agreement and Plan of Merger	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
2.2	Amendment and Restated Agreement and Plan of Merger	Exhibit A to the Registrant’s Preliminary Schedule 14C	001-16381	10/03/2008

3.1	Amended and Restated Bylaws	Exhibit 3iii to the Registrant's Report on Form 10K	0001-059016	04/15/2009
3.2	Amendment of Articles of Incorporation	Exhibit 3 to the Registrant's Report on Form 10K	0001-059016	04/15/2009
3.3	Certificate of Designation of the Series “C” Convertible Preferred Stock	Exhibit 10.3 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
3.4	Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock	Exhibit 10.4 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
3.5	State if Delaware Certificate if Amendment of Certificate of Designation of Series “A” Convertible Preferred Shares	Exhibit 3.1 to the Registrant's Current Report on Form 8-K	0001-059016	11/25/2008
3.6	Code of Ethics	Exhibit 14 to the Registrant's Report on Form 10K	0001-059016	04/15/2009
4.1	Form of Warrant	Exhibit 4.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

4.2	Form of Additional Investment Right "A"	Exhibit 10.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
4.3	Form of Additional Investment Right "B"	Exhibit 10.3 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

10.1	2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-119586	10/07/04
10.2	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-99371	9/10/02
10.3	Option to Purchase Common Stock between Registrant and John Howell	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A	0001-059016	10/26/2009
10.4	Form of Securities Purchase Agreement for 8.0% Senior Secured Convertible Notes	Exhibit 10.1 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
10.5	Form of Security Agreement	Exhibit 10.4 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
10.6	SovCap Equity Partners, Ltd., Notes	Exhibit 10.3 to the Registrant's Report on Form 10K/A	0001-059016	09/17/2009
10.7	Common Stock Purchase Warrant	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	11/26/2008
10.8	License Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/09/2009
10.9	Sponsored Research Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/10/2009
10.10	Consulting Agreement dated November 1, 2009 between the Registrant and William L. Sklar	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/15/2009
10.11	Consulting Agreement dated January 2, 2010 between the Registrant and Mark Schena, Inc,	Exhibit 99.1 to the Registrant's Current Report on Form 8-K	0001-059016	03/31/2010
16.1	Letter From Berman, Hopkins & Laham, CPAs And Associates, LLP	Exhibit 16.1 to the Registrant's Current Report on Form 8-K	0001-059016	08/17/2010
21.1*	Subsidiaries	Attached hereto
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto
31.2*	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

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

Arrayit Corporation

DATED: April 15, 2011	By: /s/ Rene Schena
Chairman, Director, CEO and Chief Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		April 15, 2011
Rene Schena	Chairman, CEO, Director and Chief Accounting Officer

/s/ Todd Martinsky		April 15, 2011
Todd Martinsky	V. President and Director

/s/ Mark Schena		April 15, 2011
Mark Schena	President and Director

/s/ William L Sklar		April 15, 2011
William L. Sklar	Director and CFO

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

/s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer and Chief Accounting Officer

 April 15, 2011

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

 April 14, 2011

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

/ s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer and Chief Accounting Officer

 April 15, 2011

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

/s/  William L. Sklar

William L. Sklar

Chief Financial Officer

 April 15, 2011

EX-21.1 LIST OF SUBSIDIARIES

Wholly-Owned Subsidiaries of Arrayit Corp.	Jurisdiction of Organization	Percentage owned by Parent
TeleChem International, Inc	Nevada	100%
Arrayit Marketing, Inc.	Texas	100%

Partially Owned Subsidiaries of Arrayit Corp.

Arrayit Diagnostics, Inc.	Nevada	80%

Partially Owned Subsidiaries of Arrayit Diagnostics, Inc.
Arrayit Diagnostics (Ovarian), Inc.	Nevada	80%
Arrayit Diagnostics (Parkinson’s), Inc.	Nevada	80%