Form 10-Q
period 2011-03-31
Arrayit Corp
filed 2011-05-12
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Arrayit Corporation

(a Nevada corporation)

Commission File Number: 001-16381

_______________

(Check One):

[ ] Form 10-K [ ] Form 20-F [ ] Form 11-K [X] Form 10-Q [] Form N-SAR

For Period Ended: March 31, 2011

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

Date: May 12, 2011

/s/ Rene Schena

Rene Schena, Chief Executive Officer

3