Form 10-Q
period 2011-03-31
Arrayit Corp
filed 2011-08-05
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

There were 26,181,767 shares of the Registrant’s common stock outstanding at May 15, 2011.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	4
	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$ 143	$ 10,833
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $133,000, respectively	251,392	187,242
Inventory	202,849	301,936
Prepaid expenses	2,250	-
Total current assets	456,634	500,011

Property and equipment, net	35,749	40,111
Deposits	18,924	18,924
Total assets	$ 511,307	$ 559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6,473,232	$ 6,436,439
Bank overdraft	11,246	-
Due to related parties	628,616	645,116
Customer deposits	75,277	160,370
Notes payables, current portion including related parties	1,202,960	1,139,765
Total current liabilities	8,391,331	8,381,690
Notes payable, long term	-	86,319
Total liabilities	8,391,331	8,468,009
Commitments and contingencies	-	-
Stockholders' Deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 91,887 and 91,573 shares issued and outstanding	92	92
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 26,258,491 and 25,992,486 issued and outstanding	26,068	25,802
Additional paid-in capital	16,444,112	16,397,878
Accumulated deficit	(24,350,878)	(24,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,880,584)	(7,922,189)
Non-controlling interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(270,690)	(258,024)
Total Non-controlling interests	560	13,226
Total stockholders' deficit	(7,880,024)	(7,908,963)
Total liabilities and stockholders' deficit	$ 511,307	$ 559,046

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31
	2011	2010

Total Revenues	$977,267	$ 664,858
Cost of Sales	552,552	367,842
Gross Margin	424,715	297,016

Selling, General and Administrative	368,399	848,541
Research and Development	11,055	76,275
Legal Expense	15,391	56,063
Profit (loss) from operations	29,870	(683,863)

Interest expense	(47,431)	(41,109)

Net loss	(17,561)	(724,972)

Less: Net loss attributable to the
Non-controlling interest	(12,666)	(9,229)

Net Loss attributable to common stockholders	$(4,895)	$(715,743)

Profit (Loss) per share - basic	$(0.00)	$ (0.03)

Basic weighted average number of common shares	26,200,068	25,992,486

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (17,561)	$ (724,972)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	7,652	7,652
Accretion of debt discount	8,916	-
Stock paid for services	46,500	504,000
Changes in operating assets and liabilities
Accounts receivable	(64,150)	(23,404)
Inventory	99,087	847
Prepaids	(2,250)	-
Restricted cash	-	(12)
Accounts payable and accrued liabilities	56,571	205,319
Bank overdraft	11,246	12,493
Due to related parties	(16,500)	42,000
Customer deposits	(85,093)	36,140

Net cash provided by operating activities	44,418	60,063
Cash flows used in investing activities:
Cash paid for purchase of fixed assets	(3,290)	(2,032)

Cash flows used in financing activities:
Payments on notes payable, net	(51,818)	(58,031)

Net decrease in cash	(10,690)	-

Cash, beginning of period	10,833	-

Cash, end of period	$ 143	$ -

Supplemental cash flow information:

Cash paid for interest	$ 23,963	$ 21,801

Cash paid for income taxes	$ -	$ -

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	$ 161,602	$ -

Conversion of accrued interest to notes payable	$19,778	$ -

Conversion of preferred stock	$ 110	$ 3,620

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

March 31, 2011

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada Corporation that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc (IMHI) were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.  The reverse split had no effect upon the convertible debt which fixed the amount of shares to be issued at 12,478,357 both pre and post split.  As the March 19, 2009, Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010 as reported in Form 10-K, have been omitted.

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

The fair value of the Company’s notes payable and derivative liability approximate stated value. The notes payable fair value was based on Level 2 inputs and the derivative liability fair value based on Level 3 inputs. See notes 8 and 9.

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

Income Taxes

Upon completion of the March 19, 2009 transaction with IMHI as more fully described in Note 1, Arrayit Corporation became a Nevada “C” Corporation.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., which in turn has an 80% interest in Arrayit Diagnostics (Ovarian), Inc., and Arrayit Diagnostics (Parkinson’s), Inc. as of March 31, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company’s business during the quarter ended March 31, 2011.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At March 31, 2011, Arrayit had a working capital deficit of $7,934,697, a stockholders' deficit of $7,880,024, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 5 below, accounts receivable has also been reduced by Accounts Receivable loans sold with recourse.

	March 31, 2011	December 31, 2010
Gross accounts receivable	$596,719	$508,952
Less:
Allowance for doubtful accounts	(100,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(245,327)	(188,710)
Total	$251,392	$187,242

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at prime plus 10%, currently 16% at March 31, 2011, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2011, the balance outstanding under the recourse contracts was $245,327 net of a hold back reserve of $ 44,535(December 31, 2010, $188,710 net of a hold back reserve of $32,879).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Fixed Assets – Cost	$350,429	$347,139
Less:
Accumulated Depreciation	(314,680)	(307,028)
Total	$35,749	$40,111

Depreciation expense totalled $7,652 for each of the three months ended March 31, 2011 and 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2011	December 31, 2010
ACCOUNTS PAYABLE
Trade Vendors	$1,554,181	$1,281,280
Professional Advisors	2,834,972	3,140,913
Total Accounts Payable	4,389,153	4,422,193

ACCRUED LIABILITIES
Accrued salaries and wages	1,272,980	1,257,980
Judgment Interest	328,303	328,303
Other	482,796	427,963
Total Accrued Liabilities	2,084,079	2,014,246
TOTAL	$6,473,232	$6,436,439

NOTE 8 – DEBT

	March 31, 2011	December 31, 2010

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,586	$65,000

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	(8,916)

	66,586	56,084

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	50,000

	$120,226	$106,084

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	200,000

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	-

	200,000	200,000

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	0	173,706
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	38,132	39,293
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	844,602	707,001
	1,082,734	1,120,000

Notes payable including related parties	$1,202,960	$1,226,084

Short Term Debt	$1,202,960	$1,139,765
Long Term Debt	-	86,319

Notes payable including related parties	$1,202,960	$1,226,084

 NOTE 9 – WARRANTS AND OPTIONS

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

On May 12, 2010 the Company issued 200,000 share purchase warrants, expiring on May 12, 2012 exercisable at $1.00 in connection with a debt financing.

On September 30, 2010 the Company issued 200,000 share purchase warrants expiring on October 1, 2014 exercisable at $0.20 to the President of Arrayit Diagnostics.

On October 14, 2010 the Company issued 300,000 share purchase warrants expiring on February 15, 2013 exercisable at $0.22 in connection with a debt financing.

During 2010, 200,000 warrants were cancelled.

Options

On October 1, 2009, the Company granted 450,000 options to the President of Arrayit Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date.

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at March 31, 2011:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	2,190,000	$0.23
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2011	2,190,000	$0.23

NOTE 10 – ROYALTY OBLIGATIONS

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

During the period ended March 31, 2011, there were no revenues earned and hence no obligation to pay any royalties.

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

During the period ended March 31, 2011, there were no revenues earned and hence no obligation to pay any royalties.

(c)  Wayne State University – ARRAYIT DIAGNOSTICS (OVARIAN), INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended March 31, 2011, and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended March 31, 2011 and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 11 – STOCK-BASED COMPENSATION

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

Operations for the period ended March 31, 2011 and 2010 include $46,500 and $504,000 of stock-based compensation, arising from the granting of 156,000 and 600,000 shares, respectively.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

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

The 103,143 Series C Preferred Stock was issued on February 21, 2008 as part of the merger with IMHI.   These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

During the quarter ended March 31, 2011, 314 Series C Preferred Stock shares were converted into 110,005 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended March 31, 2011:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)												NON-CONTROLLING INTERESTS
									Additional						Interest In	Total
	Preferred Series A			Preferred Series C			Common Stock		Paid In	Retained			Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar		Number	Dollar		Number	Dollar	Capital	Earnings	Total		Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2010	22,034	$ 22	-	91,887	$ 92	-	25,992,486	$ 25,802	$ 16,397,878	$ (24,345,983)	$ (7,922,189)		$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common				(314)	(0)		110,005	110	(110)		-						-

Issuance of shares for services							156,000	156	46,344		46,500						46,500

Net Loss for the quarter ended
March 31, 2011										(4,895)	(4,895)				(12,666)	(12,666)	(17,561)
Balance, March 31, 2011	22,034	$ 22	-	91,573	$ 92	-	26,258,491	$ 26,068	$ 16,444,112	$ (24,350,878)	$ (7,880,584)	-	$ 285,000	$ (13,750)	$ (270,690)	$ 560	$ (7,880,024)

NOTE 14 – INCOME TAXES

At December 31, 2010 and March 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2010 and March 31, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended March 31, 2011. The NOL carry-forwards will fully expire in 2031.

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

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  A status conference is scheduled for August 8, 2011.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  March 31,  2011  are  as  follows:

YEAR  ENDING

2011                  134,881

2012                  170,320

                       $  205,201

Rent expense was approximately $58,000 and $45,000 for the three months ended March 31, 2011 and 2010, respectively.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended March 31, 2011, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 24 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the Arrayit technology; (iii) anticipation that it will incur significant capital expenditures to further its deployment of the Arrayit offerings; and (iv) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the Arrayit operations.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Company Overview

Arrayit began as a division of TeleChem International, Inc. in 1996 with the advent of Dr. Mark Schena’s visionary introduction of microarrays as genetic research tools. Arrayit was able to generate a large customer base in a relatively short time frame by capitalizing on increased Internet access and Arrayit’s online business model.  Genetic research advanced at a dramatic pace in the 1990s as more sophisticated tools became commercially available.   Microarray technology, including printing, detection and scanning instrumentation, was a timely addition to the geneticist’s repertoire of advanced tools, including automated sequencing, PCR, and expanded computing capability.   The sequencing of the genomes of various simple organisms and later, sequencing of the more complex human genome, led to yet another revolution in genetic discovery: research in gene function and gene variation with regard to disease states and diagnostics.   Microarray tools, having undergone FDA-validation in the 2000s, remain an important component of the new genomics and proteomics industry upon which Arrayit will continue to capitalize. The Company believes that non-invasive, pre-symptomatic diagnostic tests from a single droplet of blood for cancer (e.g. ovarian cancer), neurodegenerative disease (e.g. Parkinson’s Disease), and other clinical disorders, as well as personalized, companion diagnostic tests for specific medications, food allergies, and other factors impacting human health and lifestyle represent a large growth opportunity in the consumer markets.

Arrayit Products, Services and Diagnostics

In the late 1990s, Arrayit focused on developing a large suite of life sciences products including microarray instruments, tools, kits, and reagents using an open platform strategy in order to establish a market presence.   Arrayit decided to make products that integrate with components from other vendors, enabling research laboratories to utilize microarray products from multiple vendors, in contrast to the closed platform format of the earliest competitors.  Research customers especially enjoy this flexibility and continue to buy Arrayit products because of their quality, affordability, and ease-of-use.  Arrayit’s patented printing technology has become an industry standard for microarray manufacturing with more than 3,900 installations worldwide since 1997.  Arrayit’s revenues from the patented printing technology and supporting instrumentation illustrate the Company’s success at meeting the unmet needs of the microarray industry.   Arrayit has pioneered personalized instrumentation for the microarray industry through its introduction of small-scale SpotBot® Microarrayers in 2000. To date, the company has sold more than 350 SpotBot® Personal Microarrayers. Building on the SpotBot® legacy, Arrayit has more recently introduced medium scale microarray robots (SpotBot® Extreme) and high throughput versions (NanoPrint™). The SpotBot® and NanoPrint™ product lines have been further advanced to accommodate more stringent requirements in protein microarray manufacturing, as well as microarrays of other biomolecules.   As the industry grows, Arrayit is expanding its product line to include integrated platforms and pre-printed microarrays with specific nucleic acid and protein content. The Company currently offers an extensive line of more than 900 life sciences products and services.

Arrayit is expanding its Microarray Services capabilities, in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing. The Company continues to provide contract clean room microarray manufacturing services to leading academic, government and commercial organizations including biotechnology, pharmaceutical and diagnostics companies. Arrayit intends to create a variety of microarray-based diagnostic tests using Arrayit’s patented healthcare technology, the Variation Identification Platform (VIP).  The Company’s patented VIP technology allows as many as 260,000 individual patient DNA samples to be tested on a single VIP microarray, allowing the detection of single nucleotide polymorphism (SNP) variants in a rapid, economical, automated and highly accurate manner.  The Company believes that VIP represents the most cost-effective methods for targeted genotyping of the population.  As microarrays move into genetic screening and clinical diagnostics applications, the Company expects to earn license and royalty fees in the area of VIP testing.

Arrayit continues to leverage its proprietary and patented microarray platform in key diagnostics areas including oncology. The Company has made significant progress in advancing its OvaDx® Pre-Symptomatic Screening Test for Ovarian Cancer. In the first quarter of 2011, Arrayit introduced an on-line Ovarian Cancer Forum (http://arrayit.com/Microarray_Diagnostics/Ovarian_Cancer_Forum/ovarian_cancer_forum.html) to inform the public about the challenges of the disease, risk factors, symptoms, and the importance of early detection. The Company finalized the molecular markers for OvaDx® RUO, the research-use-only version of OvaDx®.

Arrayit has been a life sciences microarray technology market driver since 1997. A complete list products and services with descriptions, scientific publications, protocols and pricing is available on-line at www.arrayit.com.   The Company’s products and services can also be purchased on a 24-hour a day basis electronically using the company store at shop.arrayit.com.

Arrayit’s principal office is in Sunnyvale, California. The Company presently has ten full-time employees.

Corporate History

On February 5, 2008, Integrated Media Holdings, Inc. (IMHI), a Delaware corporation, entered into a Plan and Agreement of Merger (the “Merger”) by and among  TeleChem International, Inc. (“TeleChem”), the majority shareholders of TeleChem (“Shareholders”), Endavo Media and Communications, Inc., a Delaware corporation (“Endavo”) and TCI Acquisition Corp., a Nevada corporation and wholly owned subsidiary of IMHI (“Merger Sub”).  IMHI, TeleChem, Endavo, Merger Sub and Shareholders are referred to collectively herein as the “Parties”.

Effective February 21, 2008, IMHI completed the Plan and Agreement of Merger by and among TeleChem International, Inc., the majority shareholders of TeleChem, Endavo Media and Communications, Inc., a Delaware corporation and TCI Acquisition Corp., a Nevada corporation, and wholly owned subsidiary of IMHI.  Consummation of the merger did not require a vote of our shareholders.  IMHI issued 103,143 shares of Series C Convertible Preferred Stock to the Shareholders of TeleChem in exchange for 100% of the equity interests of TeleChem resulting in TeleChem being a wholly owned subsidiary.  The former shareholders of TeleChem now own approximately 73.5% of the outstanding interest and voting rights of IMHI.  The Preferred Stock is convertible into 36,100,000 shares of common stock after, but not before, the effective date of the reverse split of the outstanding Integrated Media common stock.  Finally, in connection with the merger, we changed the address of our principal executive offices to 524 East Weddell Drive, Sunnyvale, CA 94089.  Simultaneously with the merger, we transferred our wholly-owned subsidiary, Endavo to an individual.  As a result, the transaction was accounted for as a reverse merger, where Telechem is the accounting acquirer resulting in a recapitalization of our equity.

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

The reincorporation was effected by the merger of IMHI, with and into its wholly owned subsidiary.  Arrayit Corporation is the surviving entity.

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

The basic research segment constitutes a significant portion of the industry that has grown dramatically since first introduced in the mid-nineties by Arrayit’s Dr. Mark Schena.  Arrayit currently sells the majority of its products to this segment of the industry.   The human genetic research segment constitutes the fastest growing segment, making up the current balance of Arrayit’s sales. However, the impact of diagnostics in personalized medicine is expected to exceed the research market, because of its impact on the very costly healthcare industry.   Better patient outcome and lower healthcare cost to medical providers will provide opportunities in a vast number of disease states as the industry grows.   Diagnostic tests will become a part of every individual patient’s care plan across the costly spectrum of disease states, including cardiovascular, oncology, neurology, and other genetic diseases that affect large numbers of the population.

Arrayit competes with large and small, public and private companies. The industry has been historically dominated by Affymetrix which achieved strong market penetration by being the first public company to commercialize and promote microarray applications.  A more recent entry to the market, Illumina, has taken significant market share from Affymetrix.  However, both competitors face mid to long term scientific and technological challenges because they are limited by what they can deposit onto a microarray–DNA.  Arrayit’s patented printing technology can deposit any kind of molecule into a microarray, including DNA, proteins, antibodies, diagnostic elements and other compounds.  These next generation microarrays represent the largest growth opportunity in the industry.  Arrayit has a long-term advantage in its unique line of personal and high throughput microarray printers, highest sensitivity microarray scanners, top quality consumables, patented diagnostic methods, collaborative corporate culture, and competitive pricing.

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

Upon completion of the February 21, 2008 transaction with IMHI, TeleChem ceased to be treated as an "S" Corporation for Income Tax purposes.  Effective February 21, 2008, Arrayit Corporation became a Nevada C Corporation.

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

Results of Operations

Comparison of Operating Results –Months Ended March 31, 2011 and 2010

Gross revenues for the three months ended March 31, 2011 and 2010 were $977,267 and $664,858, respectively, representing a 47% increase in gross revenues for the quarter. The Company continues to be hampered by a lack of financing, which prevented it from shipping an additional approximately $500,000 of orders on hand by March 31, 2011 which may have increased revenues by an additional $500,000 over the prior period.

The Cost of sales for the three months ended March 31, 2011 and 2010 amounted to $552,552 and $367,842, respectively, resulting in gross profit for the three months ended March 31, 2011 and 2010 of $424,715 and $297,016, respectively. The Company’s cost of sales is dependent upon product mix.   During the first quarter of 2011, the Company sold more high-end instruments than consumables, which have a lower gross margin percentage than in the comparable period for 2010, resulting in a decrease in the overall gross profit percentage from 45% to 43%.

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $368,399 and $848,541, respectively.  The majority of the decrease of $480,142 is attributable to a reduction of shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Net profit from operations was $29,870 for the three months ended March 31, 2011, compared with a net loss from operations of $683,863 for the three months ended March 31, 2010.    The increase in profit is attributable to an overall increase in sales and gross profits, and a reduction of sales, general and administrative expenses, mainly a reduction in shares issued in lieu of cash compensation and for services rendered by consultants to the Company.

Research and development costs of $11,055 for the three months ended March 31, 2011 and $76,275 for the three months ended March 31, 2010 relate to the cost of developing the new SpotBot® Extreme Microarray Printer.  Legal expenses associated with fundraising accounted for most of the legal expenses of $15,391 for the three months ended March 31, 2011 and $56,053 for the three months ended March 31, 2010 that were mostly related to the Pediatrix law suit.

Interest expense was $47,431 for the three months ended March 31, 2011 compared to $41,109 for the three months ended March 31, 2010.  The interest costs for 2011 and 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The increase in interest costs was the result of more expensive financing that occurred during the first quarter of 2010.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $12,666 for the three months ended March 31, 2011 and $9,229 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Cash flows provided by operations was $44,418 for the three months ended March 31, 2011.   As of March 31, 2011, we had had a working capital deficiency of $7,934,697 and a stockholders’ deficit of $7,880,024.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to (1) the $2,821,136 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $1,366,954 in deferred compensation, and (3) $328,303 in Judgement interest.

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

Source of Liquidity

During the three months ended March 31, 2011, the Company relied upon extended terms from its creditors to finance its loss from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1.  LEGAL PROCEEDINGS

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

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeals Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  The company has not yet determined a course of action.  The US District Court has scheduled a status conference for August 8, 2011.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)	On January 5, 2011, we issued 27,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act
(2)	On January 11, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.

(3)	On January 19, 2011, we issued 75,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exception under Section 4(2) of the Securities Act.
(4)	On January 24, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.

(5)	On February 18, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(6)	On March 22, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

Arrayit Corporation

Dated: August 3, 2011	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q Arrayit Corporation;

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

August 3, 2011

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

August 3, 2011

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

August 3, 2011

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

August 3, 2011