Form 10-Q
period 2011-06-30
Arrayit Corp
filed 2011-08-22
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

There were 26,508,496 shares of the Registrant’s common stock outstanding at June 30, 2011.

Form 10-Q

For the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$ 1,761	$ 10,833
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $133,000, respectively	227,518	187,242
Inventory	203,658	301,936
Prepaid expenses	14,803	-
Total current assets	447,740	500,011

Property and equipment, net	28,324	40,111
Deposits	18,365	18,924
Total assets	$ 494,429	$ 559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6,543,414	$ 6,436,439
Bank overdraft	21,640	-
Due to related parties	612,616	645,116
Customer deposits	134,677	160,370
Notes payables, current portion including related parties	1,171,161	1,139,765
Total current liabilities	8,483,508	8,381,690
Notes payable, long term	-	86,319
Total liabilities	8,483,508	8,468,009
Commitments and contingencies	-	-
Stockholders' Deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 91,259 and 91,573 shares issued and outstanding	91	92
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 26,508,496 and 25,992,486 issued and outstanding	26,318	25,802
Additional paid-in capital	16,480,063	16,397,878
Accumulated deficit	(24,481,044)	(24,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,974,550)	(7,922,189)
Non-controlling interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(285,779)	(258,024)
Total Non-controlling interests	(14,529)	13,226
Total stockholders' deficit	(7,989,079)	(7,908,963)
Total liabilities and stockholders' deficit	$ 494,429	$ 559,046

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30			Six months ended June 30
	2011	2010	2011	2010

Total Revenues	$804,125	$ 792,110	$ 1,781,392	$1,456,968
Cost of Sales	519,391	469,345	1,071,942	837,187
Gross Margin	284,734	322,765	709,450	619,781

Selling, General and Administrative	333,278	1,558,947	701,677	2,407,488
Research and Development	8,152	92,825	19,207	169,099
Legal Expense	35,529	70,785	50,920	126,848
Profit (loss) from operations	(92,225)	(1,399,792)	(62,354)	(2,083,654)

Interest expense	(53,031)	(63,086)	(100,462)	(104,195)

Net loss	(145,256)	(1,462,878)	(162,816)	(2,187,849)

Less: Net loss attributable to the
Non-controlling interest	(15,089)	(38,529)	(27,755)	(47,750)

Net Loss attributable to common stockholders	$(130,167)	$(1,424,349)	(135,061)	(2,140,091)

Profit (Loss) per share - basic	$(0.00)	$ (0.06)	$(0.01)	$(0.10)

Basic weighted average number of common shares	26,456,607	24,162,953	26,328,337	22,344,211

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (162,816)	$ (2,187,849)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	15,077	15,305
Amortization	8,916	51,337
Warrants for compensation	-	103,431
Stock paid for services	82,700	1,359,500
Changes in operating assets and liabilities
Accounts receivable	(40,276)	(14,562)
Inventory	98,278	20,020
Prepaids	(14,803)	12,500
Deposits	559	-
Restricted cash	-	(100,293)
Accounts payable and accrued liabilities	143,582	288,754
Bank overdraft	21,640	(31,076)
Due to related parties	(32,500)	74,717
Customer deposits	(25,693)	36,140

Net cash provided by (used in) operating activities	94,664	(171,490)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(3,290)	(2,032)

Net cash provided by (used in) investing activities	(3,290)	(2,032)
Cash flows from financing activities:
Proceeds from loans, net	-	147,326
Repayment of notes payable	(100,446)	(66,557)
Proceeds from issuance of warrants	-	82,674
Proceeds from option exercise	-	51,200
Net cash provided by (used in) financing activities	(100,446)	214,643

Net increase (decrease) in cash	(9,072)	41,121

Cash, beginning of period	10,833	-

Cash, end of period	$ 1,761	$ 41,121

Supplemental cash flow information:

Cash paid for interest	$8,238	$ 76,958

Cash paid for income taxes	$ -	$ -

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	$ 161,602	$ -

Conversion of accrued interest to notes payable	$36,607	$ -

Conversion of preferred stock	$ 220	$ 3,620

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

June 30, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

Through May 23, 2011, the date in which the Company entered into equity transactions relating to its Arrayit Diagnostics, Inc. subsidiary as will be described below, the accompanying Consolidated Financial Statements include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority-voting control (collectively, the “Consolidated Subsidiaries”):

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

On May 23, 2011, Arrayit Diagnostics, Inc. (Diagnostics) acquired the outstanding 20% non-controlling interest in Ovarian, recognizing no gain or loss on the transaction.  Ovarian was then collapsed into Diagnostics, which continues to be an 80% subsidiary of the Company.  Also on May 23, 201, Diagnostics acquired the outstanding 20% non-controlling interest in Parkinson, also recognizing no gain or loss on the transaction, and distributed the now 100% owned subsidiary directly to Arrayit Corporation.  As part of the exchange, Parkinson’s name was changed to Arrayit Scientific Solutions, Inc.  As a result, beginning on May 23, 2011, the accompanying Consolidated Financial Statements include the following majority owned subsidiaries:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
Arrayit Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	80% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	100% owned by Arrayit Diagnostics, Inc.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., which in turn has 100% interest in Arrayit Scientific Solutions, Inc., as of June 30, 2011.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company’s business during the quarter ended June 30, 2011.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At June 30, 2011, Arrayit had a working capital deficit of $8,035,768, a stockholders' deficit of $7,989,079, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	June 30, 2011	December 31, 2010
Gross accounts receivable	$544,025	$508,952
Less:
Allowance for doubtful accounts	(100,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(216,507)	(188,710)
Total	$227,518	$187,242

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at June 30, 2011, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2011, the balance outstanding under the recourse contracts was $205,488 net of a hold back reserve of $53,438(December 31, 2010, $188,710 net of a hold back reserve of $32,879).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Fixed Assets – Cost	$350,429	$347,139
Less:
Accumulated Depreciation	(322,105)	(307,028)
Total	$28,324	$40,111

Depreciation expense totalled $7,425 and $7,652, respectively, for the three months ended June 30, 2011 and 2010, and $15,077 and $15,305, respectively, for the six months ended June 30, 2011 and 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2011	December 31, 2010
ACCOUNTS PAYABLE
Trade Vendors	$1,514,276	$1,281,280
Professional Advisors	2,891,404	3,140,913
Total Accounts Payable	4,405,680	4,422,193

ACCRUED LIABILITIES
Accrued salaries and wages	1,272,980	1,257,980
Judgment Interest	328,303	328,303
Other	536,451	427,963
Total Accrued Liabilities	2,137,734	2,014,246
TOTAL	$6,543,414	$6,436,439

NOTE 8 – DEBT

	June 30, 2011	December 31, 2010

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,586	$65,000

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	(8,916)

	66,586	56,084

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	50,000

	$120,226	$106,084

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	200,000

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	-	173,706
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	37,411	39,293
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	813,524	707,001
	1,050,935	1,120,000

Notes payable including related parties	$1,171,161	$1,226,084

Short Term Debt	$1,171,161	$1,139,765
Long Term Debt	-	86,319

Notes payable including related parties	$1,171,161	$1,226,084

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

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at June 30, 2011:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	2,190,000	$0.23
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2011	2,190,000	$0.23

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

The entitlement to royalties under the advisory agreement is decreased by obligation to pay royalties to other advisors and investors.   With respect to the revenue generated by Arrayit Diagnostics, Inc. as described in (b) below the Company is obligated to pay a 0.95% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.05% on revenue generated by our Ovarian subsidiary.

During the period ended June 30, 2011, there were no revenues earned and hence no obligation to pay any royalties.

(b)  Royalty Interests – ARRAYIT DIAGNOSTICS, INC.

Third party investors purchased royalty interests in the amount of $285,000 in Arrayit Diagnostics (Ovarian), Inc., in return for a zero decimal nine five percent (0.95%) royalty on net sales of the Ovarian test.  Amounts received with respect to these royalty interests are shown as Non-Controlling Interests on the Balance Sheet, as there are no terms of repayment of the royalty interests.  On May 23, 2011, Arrayit Diagnostics, Inc. acquired the outstanding 20% non-controlling interest in Ovarian, recognizing no gain or loss on the transaction.  Ovarian was then collapsed into Diagnostics, which continues to be an 80% subsidiary of the company.  The 0.95% royalty interests on net sales of the Ovarian test owned by third party investors were not affected and remain in place.

During the period ended June 30, 2011, there were no revenues earned and hence no obligation to pay any royalties.

(c)  Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended June 30, 2011, and hence no obligation to pay any amounts to Wayne State University.

 (d) The Parkinson’s Institute – ARRAYIT SCIENTIFIC SOLUTIONS, INC. (formerly Arrayit Diagnostics (Parkinson), Inc.

Pursuant to an agreement dated February 9, 2009 between the company, and The Parkinson's Institute, a California Corporation, Arrayit Scientific Solutions, Inc. is obligated to make payments, of 5% of gross earnings generated from Research derived from the biological specimens from Parkinson's disease patients and control patients provided by the Parkinson's Institute.

There were no revenues generated during the fiscal periods ended June 30, 2011 and hence no obligation to pay any amounts to the Parkinson’s Institute.

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

Operations for the period ended June 30, 2011 and 2010 include $46,500 and $504,000 of stock-based compensation, arising from the granting of 156,000 and 600,000 shares, respectively.

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

During the six months ended June 30, 2011, 628 Series C Preferred Stock shares were converted into 220,010 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended June 30, 2011:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)										NON-CONTROLLING INTERESTS
							Additional						Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained			Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total		Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2010	22,034	$ 22	91,887	$ 92	25,992,486	$ 25,802	$ 16,397,878	$ (24,345,983)	$ (7,922,189)		$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common			(628)	(1)	220,010	220	(219)		-						-

Issuance of shares for services					296,000	296	82,404		82,700						82,700

Net Loss for the six months ended
June 30, 2011								(135,061)	(153,261)				(27,755)	(27,755)	(162,816)
Balance, June 30, 2011	22,034	$ 22	91,259	$ 91	26,508,496	$ 26,318	$ 16,480,063	$ (24,481,044)	$ (7,974,550)	-	$ 285,000	$ (13,750)	$ (285,779)	$(14,529)	$ (7,989,079)

NOTE 14 – INCOME TAXES

At December 31, 2010 and June 30, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2010 and June 30, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended June 30, 2011. The NOL carry-forwards will fully expire in 2031.

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

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeal Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  A status conference is scheduled for September 8, 2011.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  June 30,  2011  are  as  follows:

YEAR  ENDING

2011                  89,921

2012                  170,320

                       $  260,241

Rent expense was $31,712 and $44,919 for the three months ended June 30, 2011 and 2010, respectively.  Rent expense was $89,920 and $89,838 for the six months ended June 30, 2011 and 2010 respectively.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended June 30, 2011, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

One June 2, 2009, we incorporated Arrayit Diagnostics, Inc. (Diagnostics) to develop medical tests and through its partially owned subsidiaries, market these tests to the medical community, incorporating the technology and equipment developed by Arrayit Corporation.  On June 16, 2009, Diagnostics incorporated Arrayit Diagnostics (Ovarian), Inc. to market a test for Ovarian Cancer, incorporating the technology and equipment developed by Arrayit Corporation, and on October 15, 2009, Diagnostics incorporated Arrayit Diagnostics (Parkinson), Inc. (Parkinson) to market a test for Parkinson’s Disease, incorporating our technology and equipment.

On May 23, 2011, Diagnostics acquired the then outstanding 20% non-controlling interest in Ovarian, recognizing no gain or loss on the transaction.  Ovarian was then collapsed into Diagnostics, which continues to be an 80% subsidiary of the Company.  Also on May 23, 2011, Diagnostics acquired the outstanding 20% non-controlling interest in Parkinson, also recognizing no gain or loss on the transaction, and distributed the now 100% owned subsidiary directly to Arrayit Corporation.  As part of the exchange, Parkinson’s name was changed to Arrayit Scientific Solutions, Inc.

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

Results of Operations

Comparison of Operating Results –Three and Six Months Ended June 30, 2011 and 2010

Gross revenues for the three months ended June 30, 2011 and 2010 were $804,125 and $792,110, respectively, representing a 1% increase in gross revenues for the quarter. Gross revenues for the six months ended June 30, 2011 and 2010 were $1,781,392 and $1,456,968, respectively, representing a 22% increase in gross revenues for the year to date.

The cost of sales for the three months ended June 30, 2011 and 2010 amounted to $519,391 and $469,345, respectively, resulting in gross profit for the three months ended June 30, 2011 and 2010 of $284,734 and $322,765, respectively. The cost of sales for the six months ended June 30, 2011 and 2010 of $1,071,942 and $837,187, respectively, resulting in a gross profit or the six months ended June 30, 2011 and 2010 of $709,450 and $619,781, respectively.  The Company’s cost of sales is dependent upon product mix.   During the second quarter of 2011, the Company sold more high end instruments and commodity chemicals, which have a lower gross margin percentage than the product mix sold in the comparable period for 2010, resulting in a decrease in the overall gross profit percentage from 41% to 35%.

Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 were $333,278 and $1,558,947, respectively.  Selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 were $701,677 and $2,407,488.  The majority of the decrease of $1,225,669 and $1,705,811 for the three and six months ended June 30, 2011, respectively, is attributable to a reduction of shares issued in lieu of cash compensation and for services rendered by employees and consultants to the Company.

Net loss from operations was $92,225 for the three months ended June 30, 2011, compared with a net loss from operations of $1,399,792 for the three months ended June 30, 2010.  Net loss from operations was $62,354 for the six months ended June 30, 2011, compared with a net loss from operations of $2,083,654 for the six months ended June 30, 2010.   The narrowing of loss is attributable to a reduction of sales, general and administrative expenses, mainly a reduction in shares issued in lieu of cash compensation and for services rendered by employees and consultants to the Company.

Research and development costs were $8,152 for the three months ended June 30, 2011 and $92,825 for the three months ended June 30, 2010.  The majority of the costs relate to developing the new SpotBot® Extreme Microarray Printer.  Research and development costs were $19,207 for the six months ended June 30, 2011 and $169,099 for the six months ended June 30, 2010.  Legal expenses associated with fundraising accounted for most of the legal expenses of $35,529 for the three months ended June 30, 2011 and $70,785 for the three months ended June 30, 2010 that were mostly related to the Pediatrix law suit and also fundraising.  Legal expenses associated with fundraising accounted for most of the legal expense of $50,920 for the six months ended June 30, 2011 and $126,848 for the six months ended June 30, 2010 were mostly related to the to the Pediatrix law suit and also fundraising.

Interest expense was $53,051 for the three months ended June 30, 2011 compared to $63,086 for the three months ended June 30, 2010.  Interest expense was $100,462 and $104,195 for the six months ended June 30, 2011 and 2010, respectively.  The interest costs for 2011 and 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The decrease in interest costs was the result of refinancing a loan at a lower interest rate.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $15,089 for the three months ended June 30, 2011 and $38,529 for the three months ended June 30, 2010.  Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $27,755 for the six months ended June 30, 2011 and $47,758 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Cash flows provided by operations was $94,664 for the six months ended June 30, 2011.   As of June 30, 2011, we had had a working capital deficiency of $8,035,768 and a stockholders’ deficit of $7,989,079.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to (1) the $2,821,136 liabilities incurred but as yet unpaid in defending our Pediatrix lawsuit (2) $1,366,954 in deferred compensation, and (3) $328,303 in judgement interest.

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

Source of Liquidity

During the three months ended June 30, 2011, the Company relied upon extended terms from its creditors to finance its loss from operations.

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

On April 20, 2010, the Third Circuit Court of Appeals rendered its judgment on that appeal that the Judgment entered August 16, 2007 is reversed in part, with respect to the judgment in favor of TeleChem on its counterclaim of misrepresentation and the award of damages.   The Appeals Court ordered a new trial on TeleChem’s counterclaim for fraudulent misrepresentation and damages.  The judgments on all other claims were affirmed.  The company has not yet determined a course of action.  The US District Court has scheduled a status conference for September 8, 2011.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2011, we issued 40,000 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On May 10, 2011, we issued 100,000 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

Arrayit Corporation

Dated: August 22, 2011	By: /s/ RENE A. SCHENA
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

August 22, 2011

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

Principal Accounting Officer

August 22, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

August 22, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Principal Accounting Officer

August 22, 2011