Form 10-Q/A
period 2011-06-30
Arrayit Corp
filed 2011-09-21
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Form 10-Q/A

For the Quarterly Period Ended June 30, 2010

EXPLANATORY NOTE

This amended Form 10-Q/A is being filed to correct minor clerical errors in our original Form 10-Q for the quarter ended June 30, 2011 which was filed on August 22, 2011. The corrections had no impact on previously reported revenues, expenses, net loss, earnings (loss) per share, assets, liabilities, stockholders’ equity or cash flows.

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

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q/A, including disclosure under “Management’s Discussion and Analysis of Financial Position and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$ 1,761	$ 10,833
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $133,000, respectively	227,518	187,242
Inventory	203,658	301,936
Prepaid expenses	14,803	-
Total current assets	447,740	500,011

Property and equipment, net	28,324	40,111
Deposits	18,365	18,924
Total assets	$ 494,429	$ 559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6,543,414	$ 6,436,439
Bank overdraft	21,640	-
Due to related parties	612,616	645,116
Customer deposits	134,677	160,370
Notes payables, current portion including related parties	1,171,161	1,139,765
Total current liabilities	8,483,508	8,381,690
Notes payable, long term	-	86,319
Total liabilities	8,483,508	8,468,009
Commitments and contingencies	-	-
Stockholders' Deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 91,259 and 91,887 shares issued and outstanding	91	92
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 26,508,496 and 25,992,486 issued and outstanding	26,318	25,802
Additional paid-in capital	16,480,063	16,397,878
Accumulated deficit	(24,481,044)	(24,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,974,550)	(7,922,189)
Non-controlling interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(285,779)	(258,024)
Total Non-controlling interests	(14,529)	13,226
Total stockholders' deficit	(7,989,079)	(7,908,963)
Total liabilities and stockholders' deficit	$ 494,429	$ 559,046

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30			Six months ended June 30
	2011	2010	2011	2010

Total Revenues	$804,125	$ 792,110	$ 1,781,392	$1,456,968
Cost of Sales	519,391	469,345	1,071,942	837,187
Gross Margin	284,734	322,765	709,450	619,781

Selling, General and Administrative	333,278	1,558,947	701,677	2,407,488
Research and Development	8,152	92,825	19,207	169,099
Legal Expense	35,529	70,785	50,920	126,848
Profit (loss) from operations	(92,225)	(1,399,792)	(62,354)	(2,083,654)

Interest expense	(53,031)	(63,086)	(100,462)	(104,195)

Net loss	(145,256)	(1,462,878)	(162,816)	(2,187,849)

Less: Net loss attributable to the
Non-controlling interest	(15,089)	(38,529)	(27,755)	(47,758)

Net Loss attributable to common stockholders	$(130,167)	$(1,424,349)	(135,061)	(2,140,091)

Profit (Loss) per share - basic	$(0.00)	$ (0.06)	$(0.01)	$(0.10)

Basic weighted average number of common shares	26,456,607	24,162,953	26,328,337	22,344,211

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (162,816)	$ (2,187,849)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	15,077	15,305
Amortization	8,916	51,337
Warrants for compensation	-	103,431
Stock paid for services	82,700	1,359,500
Changes in operating assets and liabilities
Accounts receivable	(40,276)	(14,562)
Inventory	98,278	20,020
Prepaids	(14,803)	12,500
Deposits	559	-
Restricted cash	-	100,293
Accounts payable and accrued liabilities	143,582	288,754
Bank overdraft	21,640	(31,076)
Due to related parties	(32,500)	74,717
Customer deposits	(25,693)	36,140

Net cash provided by (used in) operating activities	94,664	(171,490)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(3,290)	(2,032)

Net cash provided by (used in) investing activities	(3,290)	(2,032)
Cash flows from financing activities:
Proceeds from loans, net	-	147,326
Repayment of notes payable	(100,446)	(66,557)
Proceeds from issuance of warrants	-	82,674
Proceeds from option exercise	-	51,200
Net cash provided by (used in) financing activities	(100,446)	214,643

Net increase (decrease) in cash	(9,072)	41,121

Cash, beginning of period	10,833	-

Cash, end of period	$ 1,761	$ 41,121

Supplemental cash flow information:

Cash paid for interest	$8,238	$ 76,958

Cash paid for income taxes	$ -	$ -

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	$ 161,602	$ -

Conversion of accrued interest to notes payable	$36,607	$ -

Conversion of preferred stock	$ 220	$ 3,620

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

During the six months ended June 30, 2011, 628 Series C Preferred Stock shares were converted into 220,010 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended June 30, 2011:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)										NON-CONTROLLING INTERESTS
							Additional						Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained			Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total		Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2010	22,034	$ 22	91,887	$ 92	25,992,486	$ 25,802	$ 16,397,878	$ (24,345,983)	$ (7,922,189)		$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common			(628)	(1)	220,010	220	(219)		-						-

Issuance of shares for services					296,000	296	82,404		82,700						82,700

Net Loss for the six months ended
June 30, 2011								(135,061)	(135,061)				(27,755)	(27,755)	(162,816)
Balance, June 30, 2011	22,034	$ 22	91,259	$ 91	26,508,496	$ 26,318	$ 16,480,063	$ (24,481,044)	$ (7,974,550)	-	$ 285,000	$ (13,750)	$ (285,779)	$(14,529)	$ (7,989,079)

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter.

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

Arrayit Corporation

Dated: August 29, 2011	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A Arrayit Corporation;

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

August 29, 2011

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

August 29, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q/A for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

August 29, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q/A for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Principal Accounting Officer

August 29, 2011