Form 10-Q/A
period 2011-06-30
Arrayit Corp
filed 2011-09-21
CIK 1084507

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

There were 26,431,772 shares of the Registrant’s common stock outstanding at June 30, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$ 1,761	$ 10,833
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $133,000, respectively	227,518	187,242
Inventory	203,658	301,936
Prepaid expenses	14,803	-
Total current assets	447,740	500,011

Property and equipment, net	28,324	40,111
Deposits	18,365	18,924
Total assets	$ 494,429	$ 559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6,543,414	$ 6,436,439
Bank overdraft	21,640	-
Due to related parties	612,616	645,116
Customer deposits	134,677	160,370
Notes payables, current portion including related parties	1,171,161	1,139,765
Total current liabilities	8,483,508	8,381,690
Notes payable, long term	-	86,319
Total liabilities	8,483,508	8,468,009
Commitments and contingencies	-	-
Stockholders' Deficit
Preferred stock, 20,000,000 authorized
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 91,259 and 91,887 shares issued and outstanding	91	92
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 26,947,782 and 26,431,772 issued and outstanding	26,318	25,802
Additional paid-in capital	16,480,063	16,397,878
Accumulated deficit	(24,481,044)	(24,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit)	(7,974,550)	(7,922,189)
Non-controlling interest
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(285,779)	(258,024)
Total Non-controlling interests	(14,529)	13,226
Total stockholders' deficit	(7,989,079)	(7,908,963)
Total liabilities and stockholders' deficit	$ 494,429	$ 559,046

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

During the six months ended June 30, 2011, 628 Series C Preferred Stock shares were converted into 220,010 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended June 30, 2011:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)										NON-CONTROLLING INTERESTS
							Additional						Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained			Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total		Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2010	22,034	$ 22	91,887	$ 92	26,431,772	$ 25,802	$ 16,397,878	$ (24,345,983)	$ (7,922,189)		$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common			(628)	(1)	220,010	220	(219)		-						-

Issuance of shares for services					296,000	296	82,404		82,700						82,700

Net Loss for the six months ended
June 30, 2011								(135,061)	(135,061)				(27,755)	(27,755)	(162,816)
Balance, June 30, 2011	22,034	$ 22	91,259	$ 91	26,947,782	$ 26,318	$ 16,480,063	$ (24,481,044)	$ (7,974,550)	-	$ 285,000	$ (13,750)	$ (285,779)	$(14,529)	$ (7,989,079)

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

Arrayit Corporation

Dated: September 20, 2011	By: /s/ RENE A. SCHENA
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

September 20, 2011

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

September 20, 2011

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

September 20, 2011

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

September 20, 2011