Form 10-Q
period 2011-09-30
Arrayit Corp
filed 2011-11-22
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

There were 26,946,496 shares of the Registrant’s common stock outstanding at September 30, 2011.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		25
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	09/30/2011	12/31/2010
Statement of Financial Position

ASSETS
Current Assets:
Cash	$1,606	$10,833
Accounts receivable	168,010 [1]	187,242 [2]
Inventory	279,132	301,936
Prepaid expenses	14,803	0
Total current assets {sum}	463,551	500,011

Property and equipment, net	20,899	40,111
Deposits	18,365	18,924
Total assets {sum}	$502,815	$559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,541,955	$6,436,439
Bank overdraft	82,425	0
Due to related parties	598,283	645,116
Customer deposits	134,677	160,370
Notes payables, current portion including related parties	1,142,074	1,139,765
Total current liabilities {sum}	8,499,414	8,381,690
Notes payable, long term	0	86,319
Total liabilities {sum}	8,499,414	8,468,009

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;	0	0
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 91,259 and 91,887 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 26,946,496 and 25,992,486 issued and outstanding	26,753	25,802
Additional paid-in capital	16,570,127	16,397,878
Accumulated deficit	(24,568,939)	(4,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	(7,971,945)	(7,922,189)

Non-controlling interest:
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(295,904)	(258,024)
Total Non-controlling interests {sum}	(24,654)	13,226
Total stockholders' deficit {sum}	(7,996,599)	(7,908,963)
Total liabilities and stockholders' deficit {sum}	$502,815	$559,046
[1] Accounts receivable, net of allowance for doubtful accounts of $100,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	07/01/2011 to 09/30/2011	07/01/2010 to 09/30/2010	01/01/2011 to 09/30/2011	01/01/2010 to 09/30/2010
Statement of Operations
Total Revenues	$780,445	$688,779	$2,561,837	$2,145,747
Cost of Sales	451,065	263,942	1,523,008	1,101,129
Gross Margin {sum}	329,380	424,837	1,038,829	1,044,618

Selling, General and Administrative	359,764	582,954	1,061,441	2,990,442
Research and Development	3,427	142,720	22,633	311,819
Legal Expense	23,621	106,036	74,542	232,884
Loss from operations {sum}	(57,432)	(406,873)	(119,787)	(2,490,527)

Interest expense	(40,587)	(137,153)	(141,049)	(241,348)

Net loss	(98,019)	(544,026)	(260,836)	(2,731,875)

Less: Net loss attributable to the non-controlling interest	(10,124)	(69,920)	(37,880)	(117,678)
Net Loss attributable to common stockholders {sum}	($87,895)	($474,106)	($222,956)	($2,614,197)

Profit (Loss) per share - basic	$(0.00)	($0.02)	($0.01)	($0.11)

Basic weighted average number of common shares	26,660,419	24,876,930	26,480,759	23,197,665

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	01/01/2011 to 09/30/2011	01/01/2010 to 09/30/2010
Statement of Cash Flows
Cash flows from operating activities:
Net loss	($260,836)	($2,731,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22,502	22,957
Amortization	8,916	102,674
Warrants for compensation	0	0
Stock paid for services	173,200	1,538,936
Changes in operating assets and liabilities
Inc/dec in accounts receivable	19,232	20,277
Inc/dec in inventory	22,804	3,565
Inc/dec in prepaids	(14,803)	12,500
Inc/dec in deposits	559	0
Inc/dec in restricted cash	0	100,293
Inc/dec in accounts payable and accrued liabilities	152,690	638,965
Inc/dec in bank overdraft	82,425	(20,616)
Inc/dec in due to related parties	(46,833)	132,217
Inc/dec in customer deposits	(25,693)	36,140

Net cash provided by (used in) operating activities	134,163	(184,521)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(3,290)	(2,032)

Net cash provided by (used in) investing activities	(3,290)	(2,032)
Cash flows from financing activities:
Proceeds from loans, net	0	147,326
Repayment of notes payable	(140,100)	(94,647)
Proceeds from issuance of warrants	0	82,674
Proceeds from option exercise	0	51,200
Net cash provided by (used in) financing activities	(140,100)	186,553

Net increase (decrease) in cash	(9,227)	0

Cash, beginning of period (start)	10,833	0

Cash, end of period (end)	1,606	0

Supplemental cash flow information:

Cash paid for interest	$141,049	$75,714

Cash paid for income taxes	$0	$0

Noncash Transaction:

Payment of bank note by related party in exchange for note payable with the company	$161,602	$0

Conversion of accrued interest to notes payable	$47,174	$0

Conversion of preferred stock	$220	$0

Shares issued for services	$173,200	$1,395,505

Warrants issued for services	$0	$143,431

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

September 30, 2011

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., which in turn has 100% interest in Arrayit Scientific Solutions, Inc., as of September 30, 2011.

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

Recent Accounting Pronouncements

12. Recently Issued Accounting Standards

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the new standard.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At September 30, 2011, Arrayit had a working capital deficit of $8,035,863, a stockholders' deficit of $7,971,945, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	September 30, 2011	December 31, 2010
Gross accounts receivable	$555,755	$508,952
Less:
Allowance for doubtful accounts	(100,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(287,745)	(188,710)
Total	$168,010	$187,242

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at September 30, 2011, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2011, the balance outstanding under the recourse contracts was $287,745 net of a hold back reserve of $66,510 (December 31, 2010, $188,710 net of a hold back reserve of $32,879).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Fixed Assets – Cost	$350,429	$347,139
Less:
Accumulated Depreciation	(329,530)	(307,028)
Total	$20,899	$40,111

Depreciation expense totaled $7,425 and $7,652, respectively, for the three months ended September 30, 2011 and 2010, and $22,502 and $22,957, respectively, for the nine months ended September 30, 2011 and 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September 30, 2011	December 31, 2010

ACCOUNTS PAYABLE

Trade Vendors	$1,459,294	$1,281,280
Professional Advisors	2,874,901	3,140,913

Total Accounts Payable	$4,334,195	$4,422,193

ACCRUED LIABILITIES

Accrued salaries and wages	1,287,980	1,257,980
Judgment interest	328,303	328,303
Other	591,477	427,963

Total Accrued Liabilities	2,207,760	2,014,246

TOTAL	$6,541,955	$6,436,439

NOTE 8 – DEBT

	September 30, 2011	December 31, 2010

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,371	$65,000

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	(8,916)

	66,371	56,084

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	50,000

	$120,011	$106,084

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	200,000	200,000

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	-	173,706
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	37,411	39,293
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	784,652	707,001
	1,022,063	1,120,000

Notes payable including related parties	$1,142,074	$1,226,084

Short Term Debt	$1,142,074	$1,139,765
Long Term Debt	-	86,319

Notes payable including related parties	$1,142,074	$1,226,084

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

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at September 30, 2011:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	2,190,000	$0.23
Granted	0	0
Cancelled/forfeited	0	0
Expired	0	0
Exercised	0	0
Outstanding at September 30, 2011	2,190,000	$0.23

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

During the period ended September 30, 2011, there were no revenues earned and hence no obligation to pay any royalties.

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

During the period ended September 30, 2011, there were no revenues earned and hence no obligation to pay any royalties.

(c)  Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended September 30, 2011, and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended September 30, 2011 and hence no obligation to pay any amounts to the Parkinson’s Institute.

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

Operations for the period ended September 30, 2011 and 2010 include $90,500 and $40,005 of stock-based compensation, arising from the granting of 435,000 and 80,010 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.

During the nine months ended September 30, 2011, 628 Series C Preferred Stock shares were converted into 220,010 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended September 30, 2011:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2010	22,034	$ 22	91,887	$ 92	$25,992,486	$25,802	$ 16,397,878	$ (24,345,983)	$(7,922,189)	$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common			(628)		220,010	220	(220)		0					0

Issuance of shares for services					731,000	731	172,469		173,200					173,200

Net Loss for the nine months ended
September 30, 2011								(222,956)	(222,956)			(37,880)	(37,880)	(260,836)
Balance, September 30, 2011	22,034	$ 22	91,259	$ 92	26,943,496	$ 26,753	$ 16,570,127	$ (24,568,939)	$ (7,971,945)	$ 285,000	$ (13,750)	$ (295,904)	$(24,654)	$ (7,999,599)

NOTE 14 – INCOME TAXES

At December 31, 2010 and September 30, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2010 and September 30, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended September 30, 2011. The NOL carry-forwards will fully expire in 2031.

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

On October 27, 2011, Arrayit Corporation announced that the litigation between its wholly owned subsidiary, TeleChem International, Inc., and Pediatrix Screening, Inc. et al. was settled without financial penalty to either party.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future  minimum  lease  payments  as  of  September 30,  2011  are  as  follows:

YEAR  ENDING

2011                  44,960

2012                  170,320

                       $  215,280

Rent expense was $44,960 and $43,470 for the three months ended September 30, 2011 and 2010, respectively.  Rent expense was $134,880 and $133,308 for the nine months ended September 30, 2011 and 2010 respectively.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended September 30, 2011, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three and Nine Months Ended September 30, 2011 and 2010

Gross revenues for the three months ended September 30, 2011 and 2010 were $780,445 and $688,779, respectively, representing a 13% increase in gross revenues for the quarter. Gross revenues for the nine months ended September 30, 2011 and 2010 were $2,561,837 and $2,145,747, respectively, representing a 20% increase in gross revenues for the year to date.

The cost of sales for the three months ended September 30, 2011 and 2010 amounted to $451,065 and $263,942, respectively, resulting in gross profit for the three months ended September 30, 2011 and 2010 of $329,380 and $424,837, respectively. The cost of sales for the nine months ended September 30, 2011 and 2010 of $1,523,008 and $1,101,129, respectively, resulting in a gross profit or the nine months ended September 30, 2011 and 2010 of $1,038,829 and $1,044,618, respectively.  The Company’s cost of sales is dependent upon product mix.   During the third quarter of 2011, the gross margin was 42% versus 62% for the third quarter of 2010.  The Company sold more entry level microarray printers in the third quarter of 2011, which have a slightly lower gross margin percentage than the microarray scanners and high end microarray printers that sold in the comparable period for 2010.

Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 were $359,764 and $582,954, respectively.  Selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,061,441 and $2,990,442, respectively.  The majority of the decrease of $223,190 and $1,929,001 for the three and nine months ended September 30, 2011, respectively, is attributable to a reduction in legal expenses and salaries, offset by increases in freight cost, interest and promotional expenses.

Net loss from operations was $98,019 for the three months ended September 30, 2011, compared with a net loss from operations of $544,026 for the three months ended September 30, 2010.  Net loss from operations was $260,836 for the nine months ended September 30, 2011, compared with a net loss from operations of $2,731,875 for the nine months ended September 30, 2010.   The narrowing of loss is attributable to a reduction of sales, general and administrative expenses, and research and development.

Legal expenses associated with the Pediatrix case accounted for most of the legal expenses of $23,621 for the three months ended September 30, 2011 and legal expenses of $106,036 for the three months ended September 30, 2010 were mostly related to fundraising.  Legal expenses associated with the Pediatrix case accounted for most of the legal expense of $74,542 for the nine months ended September 30, 2011 and $232,884 for the nine months ended September 30, 2010 were mostly related to fundraising.

Interest expense was $40,587 for the three months ended September 30, 2011 compared to $137,153 for the three months ended September 30, 2010.  Interest expense was $141,049 and $241,348 for the nine months ended September 30, 2011 and 2010, respectively.  The interest costs for 2011 and 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The increase in interest costs was the result of increased borrowing on our accounts receivable based line of credit.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $10,124 for the three months ended September 30, 2011 and $69,920 for the three months ended September 30, 2010.  Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $37,880 for the nine months ended September 30, 2011 and $117,678 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash flows provided by operations was $134,163  for the nine months ended September 30, 2011.   As of September 30, 2011, we had had a working capital deficiency of $8,035,863 and a stockholders’ deficit of $7,971,945.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to legal expenses, deferred compensation, and judgement interest.

We currently have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have a material impact upon our short-term or long-term liquidity.

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

Source of Liquidity

During the three months ended September 30, 2011, the Company relied upon extended terms from its creditors to finance its loss from operations.

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

On October 27, 2011, Arrayit Corporation announced that the litigation between its wholly owned subsidiary, TeleChem International, Inc., and Pediatrix Screening, Inc. et al. was settled without financial penalty to either party.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 29, 2011, we issued 425,000 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On September 16, 2011, we issued 10,000 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

Arrayit Corporation

Dated: November 18, 2011	By: /s/ RENE A. SCHENA
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

November 18, 2011

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

November 18, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

November 18, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Principal Accounting Officer

November 18, 2011