Form 10-K/A
period 2010-12-31
Arrayit Corp
filed 2012-02-06
CIK 1084507

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KA

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Disclosure regarding lawsuits

The Company expensed all legal fees as and when invoiced, and recorded an increase in Accounts Payable equal to the amount of each invoice as and when invoiced.  The Company accrues interest each quarter on the outstanding judgments.  We record interest expense equal to the court indicated interest rate applied to the outstanding judgment and record an increase in judgment interest payable, which corresponds to the interest expense recognized during the quarter.

Baker Hughes	$118,397.36

Baker Hughes, Inc. vs TeleChem International, Inc., Case #106-CV-075502  Baker Hughes, a chemical manufacturer, sued TeleChem for breach of contract regarding payment for chemicals supplied, resulting in a judgment against TeleChem for $118,397.36 plus interest, costs and attorneys fees.

Hogan, Holmes & Usoz LLP	$137,042.40

Hogan Holmes and Usoz LLP vs TeleChem International, Inc., Case #1-09-CV-156111.  Hogan Holmes and Usoz LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered.  The parties agreed to a payment schedule and reached a settlement.  The payment schedule is current.

Morrison & Foerster LLP	$815,087.54

Morrison & Foerster LLP vs TeleChem International, Inc., Case # CGC-07-469964  Morrison & Foerster LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered, resulting in a judgment against TeleChem for $815,087.21 plus interest, costs and attorneys fees.

Townsend & Townsend & Crew	$139,703.80

Townsend & Townsend & Crew, a law firm, represented TeleChem International, Inc. in Oxford Gene Technology Ltd. Vs TeleChem International, Inc. Case# 04-013 KAJ.  Oxford Gene Technology, a biotech company, sued TeleChem for patent infringement.  The lawsuit was settled in 2005.  Accounts payable to Townsend are for services rendered.

Reed Smith LLP	$1,679,446.68

Reed Smith LLP, a law firm, represented TeleChem International, Inc. in Pediatrix Screening, Inc. vs TeleChem International, Inc., Case #01-2226.  Contract damages of $1,000,000 in favor of TeleChem and $1,085,001 in favor of Pediatrix were recently upheld on appeal.  The jury award for $500,000 in damages for Fraudulent Misrepresentation on the part of Pediatrix and $3,500,000 in punitive damages in favor of TeleChem were remanded for a new trial.  Accounts payable to Reed Smith LLP $1,679,466.68 are for services rendered.

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

Fair value of stock awards was computed in accordance with FASB ASC Topic 718 (column (e)).

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

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena certify that:

1.	I have reviewed this Annual Report on Form 10-KA of Arrayit Corporation;

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

 February 6, 2012

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Sklar certify that:

1.	I have reviewed this Annual Report on Form 10-KA of Arrayit Corporation;

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

 February 6, 2012

Exhibit 32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-KA for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

February 6, 2012

Exhibit 32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-KA for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William L. Sklar certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William L. Sklar

William L. Sklar

Chief Financial Officer

February 6, 2012

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