Form 10-K
period 2011-12-31
Arrayit Corp
filed 2012-04-17
CIK 1084507

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $3,811,578.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,643,177.

.

As of April 11, 2012, there were 27,303,112 shares of common stock outstanding.

ARRAYIT CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

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

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “TeleChem”, “Arrayit”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2011.

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

We presently conduct our operations through three wholly owned subsidiaries and one majority owned subsidiary:

•

TeleChem International, Inc., wholly owned subsidiary

•

Arrayit Marketing, Inc., wholly owned subsidiary

•

Arrayit Scientific Solutions, Inc., wholly owned subsidiary

•

Arrayit Diagnostics, Inc., an 80% majority owned subsidiary

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

Taiwan I280282

Israel 153848

Other worldwide patents pending

Strategic Relationships and Licensing Arrangements

Arrayit Corporation and Wayne State University completed Task 2 of a sponsored research agreement to study ovarian cancer, producing three new proteomic markers that may provide additional sensitivity and specificity for the OvaDx® test.  Continuing analysis of these markers, coupled with other technical improvements we have made recently, suggests that we may achieve our OvaDx® clinical trials goals of 90% sensitivity and specificity approaching 100% for this general purpose screening test.

OvaDx® will be marketed and sold upon FDA approval by Arrayit Diagnostics, Inc (“AD”).  On December 14th, 2011, Arrayit Corporation announced the spin-off of AD and the distribution of its 78.18% interest in AD to ARYC shareholders on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by AD.  The company believes that the AD stock dividend will provide a shareholder dividend of significant value.  Arrayit Corporation and AD are exploring strategic partnership opportunities with corporations that have a large customer base, and a significant sales and marketing presence in the diagnostics industry worldwide.  We are also exploring investment opportunities with investors wishing to focus exclusively on the AD spin-off.  AD’s OvaDx® Pre-Symptomatic Ovarian Cancer Screening Test will be the first product on the market to allow detection of all stages and histologies of ovarian cancer including stage IA disease, which has excellent treatment options and prognosis.  Recent advances in Arrayit Blood Card technology indicates that OvaDx® is deployable using both intravenous draws as well as 4-5 drops of human blood, a capacity the company believes will greatly simplify testing by facilitating the procurement, handling and storage of large numbers of OvaDx® patient samples.

We are also increasingly utilizing our patented contact printing technology to create collaborative and strategic opportunities with companies that have pre-existing diagnostics platforms that could benefit from our ability to miniaturize and multiplex their current diagnostic tests.  Arrayit technology provides manufacturing cost savings by reducing reagent consumption, and enables deeper diagnostic information by increasing the number of markers that can be tested with a given device.  These collaborative and strategic arrangements are akin to semi-conductor manufacturers that provide microprocessors for many different consumer computers.

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

Arrayit Opportunity in Diagnostics and Personalized Medicine

With the completion of the human genome sequencing project, genetic research is increasing its focus on identifying the variations in the DNA of specific genes in the genome.  These DNA variations are partly what define individual characteristics, including disease states or a statistical propensity for disease as well as compatibility with specific pharmaceutical compounds, such as anti-clotting medication.  In addition to DNA analysis, it is now possible to identify messenger RNA (mRNA) and protein markers or biomarkers in the blood stream that provide definitive early warning signs for diseases such as Parkinson’s Disease and ovarian cancer. Arrayit technology uniquely allows the analysis and identification of all of the major classes of molecules in the human body (DNA, mRNA and protein) using a single patented and proprietary microarray technology platform.  The implications of this capability are far-reaching and impact not only the research community, but will also impact individual patients and medical and insurance providers in the near future.  Diagnostic tests that detect diseases very early in their progression will provide options for earlier treatments that may improve patient quality of life and prognosis by delaying or preventing disease progression or even death.  The health care enterprise will incur major cost savings by avoiding costly late stage disease treatments.

We intend to pursue opportunities to license diagnostic markers that were developed using our platform and to acquire businesses that increase our disease diagnostic capability and expand our geographic reach. We also intend to consider acquiring manufacturers of other highly engineered and customized ancillary or complementary products that will further our penetration into the life sciences, diagnostics and health care markets and our customer base served by these sectors.  We favor academic and commercial candidates that have core competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major positive trends occurring in our industry.

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

The following companies compete with Arrayit in the research and development portion of the microarray market:

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$44.77	$15.56B

Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries.  The microarray division is a small portion of their total business.  Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$4.25	299.40M
Affymetrix provides consumables and systems for genetic analysis in life sciences. Their process creates a microarray by means of photolithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$52.33	$6.40B

Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets.  Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

(1) Share price and market cap values as of April 6, 2012.

Advertising, Marketing and Sales

Thanks to the successful efforts of the Company’s sales and marketing team, Arrayit is the most highly recognized independent brand name in the microarray industry.  This was accomplished through visibility in major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and e-mail newsletters.  All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales.  The Arrayit.com web site, which regularly receives more than 750 unique visitors per day and 22,000 visitors per month and over 700,000 hits per month, is considered by many to be the portal of the microarray industry.

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

Strategic Distributorships

The Company utilizes more than 40 international distributors in South America, Europe, Japan, the Middle East, South Africa, China, Singapore, Korea, India, Taiwan, Israel and other locations world-wide. The Company has generally chosen one representative in each geographical area, and has worked closely with that organization to promote the Company’s product line.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 43% of the Company’s 2011 revenues.  These foreign receivables are insured through Atradius Trade Credit Insurance, Inc.

Facilities

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $13,662 per month plus a monthly operating expense charge of $1,821.  The lease expires on November 30, 2012.

Our Subsidiary, Arrayit Diagnostics, Inc operates from offices located at 1950 Cinnamon Teal Drive, Redmond, Oregon 97756.

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

Employees

At April 2, 2012, we had 9 full time employees, and agreements with three consultants.  We had no part-time employees.  None of our employees are covered by a collective bargaining agreement with a union.  We consider our relationship with our employees to be good.

Comment Letters Issued by the SEC

During 2011, the SEC issued comment letters relating to the Company’s previously filed Forms 10K, and the Company responded.  The SEC notified the Company that they completed their review on February 9, 2012.

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

Government funding of research and development is subject to the political process, which is inherently unpredictable. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

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

Although we were formed in 1993, we have been unable to consistently operate profitably.  As of December 31, 2011, we had an accumulated deficit of approximately $24,544,723.  We have reported net losses of approximately $248,618 and $3,439,358 for the fiscal years ended December 31, 2011 and 2010, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.  We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and may in the future require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that we can attract and retain a sufficient number of independent directors that includes independent members of our audit committee and accomplish the other measures that ensure we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources and independent officers and directors will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on NYSE Amex or another national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act may require, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 1B . UNRESOLVED STAFF COMMENTS

During 2011, the SEC issued comment letters relating to the Company’s previously filed Forms 10K, and the Company responded.  The SEC notified the Company that they completed their review on February 9, 2012.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $13,662 per month plus a monthly operating expense charge of $1,821.  The lease expires on November 30, 2012.

Our Subsidiary, Arrayit Diagnostics, Inc. operates from offices located at 1950 Cinnamon Teal Drive, Redmond, Oregon 97756.

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

Except for matters related to collection of past due invoices, there are no other material legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

We are not aware, of any governmental authority contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Transfer Agent

Our transfer agent and warrant agent is Standard Registrar and Transfer Co., Inc., 12528 South 1840 East Street, Draper, Utah 84020

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

QUARTER ENDED	HIGH	LOW

January 1, 2012 – April 2, 2012	$0.47	$0.09

December 31, 2011	$0.17	$0.08
September 30, 2011	$0.27	$0.08
June 30, 2011	$0.27	$0.09
March 31, 2011	$0.35	$0.20

December 31, 2010	$0.35	$0.16
September 30, 2010	$0.73	$0.19
June 30, 2010	$1.05	$0.51
March 31, 2010	$1.65	$0.84

As of December 31, 2011, we had 26,978,501 shares of common stock issued and outstanding held by approximately 362 shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 22,034 shares of Series A Convertible Preferred Stock issued and outstanding and 90,945 shares of Series C Convertible Preferred Stock issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

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

On April 8, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

On December 29, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On April 4, 2012, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

Non-controlling Interest:

We account for the non-controlling interest in our two subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated,  any retained  non-controlling equity  investment  in the former subsidiary  be  measured at fair value and a gain or loss be  recognized  in net income  based  on  such  fair  value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   As of December 31, 2011, Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., and 100% ownership investment in Arrayit Scientific Solutions, Inc.

Effective December 12, 2011 Arrayit Corporation, signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (78.18% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the filing of the Form S-1 registration statement by Arrayit Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2012, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets.  Should we not be successful in raising funds, we will curtail the development of our diagnostics business and concentrate our efforts on the sale of our tools and consumables.

DEBT OBLIGATIONS

The Company has $1,145,892 (2010 - $1,226,084) of debt.  The debt is comprised of a bank loan of $nil (2010 - $173,706), advances from creditors of $24,509 (2010 - $39,293); a past due loan from minority shareholders of $250,000 (2010 - $200,000); and $741,372 (2010 - $707,001) is due to the former TeleChem shareholders and their families.  The company’s subsidiary, Arrayit Diagnostics, Inc. has $120,011 (2010 - $106,084) of debt.  To date the Company has been able to meet the servicing of the debt from cash flow generated by operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Gross revenues for the twelve months ended December 31, 2011 and 2010 were $3,811,578 and $3,076,967, respectively, representing a 24% increase from the prior period.

The cost of sales for the twelve months ended December 31, 2011 and 2010 of $2,310,008 and $1,635,689, respectively, resulting in a gross profit for the twelve months ended December 31, 2011 and 2010 of $1,501,570 (40%) and $1,441,278 (47%), respectively.  The Company’s cost of sales and gross profit are dependent upon product mix.

Selling, general and administrative expenses for the twelve months ended December 31, 2011 and 2010 were $1,313,065 and $3,547,677, respectively.  The majority of the decrease of $2,234,612 for the year ended December 31, 2011 is attributable to a reduction in stock compensation, legal expenses and salaries, offset by increases in freight cost and promotional expenses.

Net loss from operations was $198,740 for year ended December 31, 2011, compared with a net loss from operations of $3,248,242 for the year ended December 31, 2010.   The narrowing of loss is attributable to a reduction of sales, general and administrative expenses, and research and development.

Legal expenses associated with the Pediatrix case and plans of corporate restructuring, including the planned spin-off of Arrayit Diagnostics, Inc., accounted for most of the legal expense of $88,006 for the year ended December 31, 2011 and the Pediatrix case accounted for most of the legal expense of $585,871 for the year ended December 31, 2010.

Interest expense was $309,568 and $376,184 for the year ended December 31, 2011 and 2010, respectively.  The interest costs for 2011 and 2010 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The decrease in total interest costs was the result of decreased amortization.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $49,878 for the year ended December 31, 2011 and $191,116 for the year ended December 31, 2010.

The Company had net loss attributable to common shareholders of $198,740 for the year ended December 31, 2011, compared to net loss of $3,248,242 for the year ended December 31, 2010, a decrease in net loss of $3,049,502 or 94% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $496,036 and total liabilities of $8,504,417 as of December 31, 2011. We had total negative working capital of $8,043,056 as of December 31, 2011.

We had accounts payable and accrued liabilities of $6,564,585 at December 31, 2011 compared to $6,436,439 at December 31, 2010.

	December 31, 2011	December 31, 2010

ACCOUNTS PAYABLE

Trade Vendors	$1,179,108	$1,281,280
Professional Advisors	3,110,669	3,140,913

Total Accounts Payable	$4,289,777	$4,422,193

ACCRUED LIABILITIES

Accrued salaries and wages	1,443,574	1,257,980
Judgment interest	391,982	328,303
Other	439,252	427,963

Total Accrued Liabilities	2,274,808	2,014,246

TOTAL	$6,564,585	$6,436,439

For the years ended December 31, 2011 and 2010, we had net cash provided by (used in) operating activities of $199,437 and ($253,107), respectively.

For the years ended December 31, 2011 and 2010, we had net cash provided by (used in) financing activities of ($205,461) and $232,613, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrayit Corporation.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Arrayit Corporation’s management is responsible for these consolicated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and has working capital and stockholder deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida

April 13, 2012

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010

ASSETS
Current Assets:
Cash	$1,519	$10,833
Accounts receivable	276,954 [1]	187,242 [2]
Inventory	180,638	301,936
Prepaid expenses	2,250	0
Total current assets {sum}	461,361	500,011

Property and equipment, net	16,310	40,111
Deposits	18,365	18,924
Total assets {sum}	$496,036	$559,046

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,564,585	$6,436,439
Bank overdraft	173,262	0
Due to related parties	615,783	645,116
Customer deposits	4,895	160,370
Notes payables, current portion including related parties	1,145,892	1,139,765
Total current liabilities {sum}	8,504,417	8,381,690
Notes payable, long term	0	86,319
Total liabilities {sum}	8,504,417	8,468,009

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;	0	0
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 90,945 and 91,887 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 26,978,501 and 25,992,486 issued and outstanding	26,788	25,802
Additional paid-in capital	16,546,092	16,397,878
Accumulated deficit	(24,544,723)	(24,345,983)
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	(7,971,729)	(7,922,189)

Non-controlling interest:
Royalty interests	285,000	285,000
Less: Subscriptions receivable	(13,750)	(13,750)
Interest in subsidiaries earnings	(307,902)	(258,024)
Total Non-controlling interests {sum}	(36,652)	13,226
Total stockholders' deficit {sum}	(8,008,381)	(7,908,963)
Total liabilities and stockholders' deficit {sum}	$496,036	$559,046
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

(audited)

	2011	2010
Statement of Operations
Total Revenues	$3,811,578	$3,076,967
Cost of Sales	2,310,008	1,635,689
Gross Margin {sum}	1,501,570	1,441,278

Selling, General and Administrative	1,313,065	3,547,677
Research and Development	39,549	404,262
Legal Expense	88,006	585,871
Income (Loss) from operations {sum}	60,950	(3,096,532)

Interest expense	(309,568)	(376,184)
Gain (loss) on extinguishment of debt	0	33,359

Net loss	(248,618)	(3,439,358)

Less: Net loss attributable to the non-controlling interest	(49,878)	(191,110)
Net Loss attributable to common stockholders {sum}	($198,740)	($3,248,242)

Profit (Loss) per share - basic	($0.01)	($0.14)

Basic weighted average number of common shares	26,479,612	23,699,907

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2011 and 2010

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)											NON-CONTROLLING INTERESTS
									Additional					Interest In	Total
	Preferred Series A			Preferred Series C			Common Stock		Paid In	Retained		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar		Number	Dollar		Number	Dollar	Capital	Earnings	Total	Interest	Receivable	Earnings	Controlling	Total
Balance, December 31, 2009	25,620	25	-	103,143	103	-	19,085,859	18,896	14,478,455	(21,097,741)	(6,600,262)	285,000	(13,750)	(66,908)	204,342	(6,395,920)

Convert Preferred A to Common	(3,586)	(3)					13,177	13	(10)		-					-

Convert Preferred C to Common				(11,256)	(11)		3,940,015	3,940	(3,929)		-					-

Issuance of shares for services							2,205,010	2,205	1,464,175		1,466,380				-	1,466,380

Issuance of shares for debt conversion							588,425	588	140,434		141,022				-	141,022

Issuance of shares on exercise of options							160,000	160	51,040		51,200				-	51,200

Issuance of warrants for services									143,431		143,431				-	143,431

Issuance of warrants as part of debt									124,282		124,282				-	124,282

Net Loss for the year ended
December 31, 2010										(3,248,242)	(3,248,242)			(191,116)	(191,116)	(3,439,358)
Balance, December 31, 2010	22,034	22	-	91,887	92	-	25,992,486	25,802	16,397,878	(24,345,983)	(7,922,189)	285,000	(13,750)	(258,024)	13,226	(7,908,963)

Convert Preferred C to Common	-	-		(942)	-		330,015	330	(330)		-					-

Issuance of shares for services	-	-		-	-		656,000	656	148,544		149,200					149,200

Net Loss for the year ended
December 31, 2011										(198,740)	(198,740)			(49,878)	(49,878)	(248,618)
Balance, December 31, 2011	22,034	22		90,945	92		26,978,501	26,788	16,546,092	(24,544,723)	(7,971,729)	285,000	(13,750)	(307,902)	(36,652)	(8,008,381)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(audited)

	2011	2010
Statement of Cash Flows
Cash flows from operating activities:
Net loss	($248,618)	($3,439,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,092	30,609
Amortization of debt discount	0	135,366
Gain on extinguishment of debt	0	(33,359)
Warrants for compensation	0	143,431
Stock paid for services	149,200	1,607,402
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(89,712)	(148,289)
Inc/dec in inventory	121,298	(60,500)
Inc/dec in prepaids	(2,250)	12,500
Inc/dec in deposits	559	0
Inc/dec in restricted cash	0	100,293
Inc/dec in accounts payable and accrued liabilities	128,145	1,149,559
Inc/dec in bank overdraft	173,262	(31,076)
Inc/dec in due to related parties	(29,333)	186,000
Inc/dec in accrued interest	125,269	0
Inc/dec in customer deposits	(155,475)	94,683

Net cash provided by (used in) operating activities	199,437	(253,107)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(3,290)	(2,032)

Cash flows from financing activities:
Proceeds from loans, net	0	204,077
Repayment of notes payable	(205,461)	(113,587)
Proceeds from issuance of warrants	0	124,282
Proceeds from option exercise	0	51,200
Net cash provided by (used in) financing activities	(205,461)	265,972

Net increase (decrease) in cash	(9,314)	10,833

Cash, beginning of period (start)	10,833	0

Cash, end of period (end)	1,519	10,833

Supplemental cash flow information:

Cash paid for interest	$184,299	$156,708

Cash paid for income taxes	$0	$0

Noncash Transaction:

Payment of bank note by related party in exchange for note payable with the company	$161,602	$0

Conversion of accrued interest to notes payable	$125,269	$0

Conversion of preferred stock	$330	$0

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

December 31, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

Through May 23, 2011, the date in which the Company entered into equity transactions relating to its Arrayit Diagnostics, Inc. subsidiary as described below, the accompanying Consolidated Financial Statements include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority-voting control (collectively, the “Consolidated Subsidiaries”):

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

Subsidiary	Date of Incorporation	Business of Entity	Ownership
Arrayit Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	80% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation (2% owned by the President of Arrayit Scientific Solutions, Inc.)

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (78.18% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the Form S-1 registration statement by Arrayit Diagnostics, Inc.

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

Product Sales

Product sales include sales of microarrays, reagents and related instrumentation. Microarray, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Services

Services revenue is comprised of equipment service revenue; revenue from custom microarray design and manufacturing fees; and scientific services revenue, which includes associated consumables.

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

The fair value of the Company’s notes payable approximates stated value. The notes payable fair value was based on Level 2 inputs. See notes 8 and 9.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   As of December 31, 2011, Arrayit Corporation has an 80% ownership investment in Arrayit Diagnostics, Inc., and 98% ownership investment in Arrayit Scientific Solutions, Inc.  The remaining 2% is owned by the President of Arrayit Scientific Solutions, Inc.

Effective December 12, 2011 Arrayit Corporation, signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (78.18% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by Arrayit Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at December 31, 2011 were anti dilutive.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At December 31, 2011, Arrayit had a working capital deficit of $8,043,056, a stockholders' deficit of $24,544,723, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.   As more fully explained in Note 5 below, accounts receivable are also shown net of Accounts Receivable loans sold with recourse.

	December 31, 2011	December 31, 2010
Gross accounts receivable	$652,504	$508,952
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(242,550)	(188,710)
Total	$276,954	$187,242

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at December 31, 2011, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2011, the balance outstanding under the recourse contracts was $242,550 net of a hold back reserve of $59,405 (December 31, 2010, $188,710 net of a hold back reserve of $32,879).   Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Fixed Assets – Cost	$350,429	$347,139
Less:
Accumulated Depreciation	(334,119)	(307,028)
Total	$16,310	$40,111

Depreciation expense totaled $27,092 and $22,957, respectively, for the years ended December 31, 2011 and 2010.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	December 31, 2011	December 31, 2010

ACCOUNTS PAYABLE

Trade Vendors	$1,179,108	$1,281,280
Professional Advisors	3,110,669	3,140,913

Total Accounts Payable	$4,289,777	$4,422,193

ACCRUED LIABILITIES

Accrued salaries and wages	1,443,574	1,257,980
Judgment interest	391,982	328,303
Other	439,252	427,963

Total Accrued Liabilities	2,274,808	2,014,246

TOTAL	$6,564,585	$6,436,439

NOTE 8 – DEBT

	December 31,2011	December 31, 2010

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,371	$65,000

LESS: Unamortized loan fee and discount in connection with the obtaining of the loan	-	(8,916)

	66,371	56,084

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	50,000

	$120,011	$106,084

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest is being accrued at 25% default rate. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	250,000	200,000

Notes payable to Wells Fargo, payable in 60 monthly installments of $8,572 including interest at bearing interest at Prime plus 2.75%, through November 2012. Secured by Equipment, Inventory, Accounts, Instruments, Chattel Paper and General Intangibles of TeleChem International, Inc. Unconditional Guarantees by some of the Company’s Class “C” shareholders and unconditional limited guarantees by those shareholders’ spouses. Guarantee secured by two residential properties and cash collateral of $276,000.	-	173,706
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,509	39,293
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	741,372	707,001
	1,025,881	1,120,000

Notes payable including related parties	$1,145,892	$1,226,084

Short Term Debt	$1,145,892	$1,139,765
Long Term Debt	-	86,319

Notes payable including related parties	$1,145,892	$1,226,084

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

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at December 31, 2011:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	1,700,000	$0.23
Granted	850,000	$0.54
Cancelled/forfeited	(200,000)	$0.20
Expired	-	-
Exercised	(160,000)	($0.32)

Outstanding at December 31, 2010	2,190,000	$0.23
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at December 31, 2011	2,190,000	$0.23

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

The entitlement to royalties under the advisory agreement is decreased by obligation to pay royalties to other advisors and investors.   With respect to the revenue generated by Arrayit Diagnostics, Inc. as described in (b) below the Company is obligated to pay a 0.3% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.7% on revenue generated by our Ovarian subsidiary.

During the periods ended December 31, 2011 and 2010, there were no revenues earned and hence no obligation to pay any royalties.

 (b)  Royalty Interests – ARRAYIT DIAGNOSTICS, INC.

Third party investors purchased royalty interests in the amount of $285,000 in Arrayit Diagnostics (Ovarian), Inc., in return for a zero decimal three percent (0.3%) royalty on net sales of the Ovarian test.  Amounts received with respect to these royalty interests are shown as Non-Controlling Interests on the Balance Sheet, as there are no terms of repayment of the royalty interests.  On May 23, 2011, Arrayit Diagnostics, Inc. acquired the outstanding 20% non-controlling interest in Ovarian, recognizing no gain or loss on the transaction.  Ovarian was then collapsed into Diagnostics, which continues to be an 80% subsidiary of the company.  The 0.3% royalty interests on net sales of the Ovarian test owned by third party investors were not affected and remain in place.

During the periods ended December 31, 2011 and 2010, there were no revenues earned and hence no obligation to pay any royalties.

On March 5, 2012, the 20% and 0.3% royalty interests were exchanged for 385,000 and 200,000 shares, respectively, of Arrayit Diagnostics, Inc.

(c)  Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended December 31, 2011 and 2010, and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended December 31, 2011 and 2010 and hence no obligation to pay any amounts to the Parkinson’s Institute.

NOTE 11 – STOCK-BASED COMPENSATION

Operations for the periods ended December 31, 2011 and 2010 include $149,200 and $1,466,380 of stock-based compensation, arising from the granting of 656,000 and 2,205,010 unregistered common shares, respectively.

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

During the twelve months ended December 31, 2011, 942 Series C Preferred Stock shares were converted into 330,015 shares of common stock.

NOTE 13 – INCOME TAXES

At December 31, 2010 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24.5 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2010 and December 31, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will fully expire in 2031.

NOTE 14 – DUE TO RELATED PARTY

Pursuant to a previous consulting agreement with Dr. Mark Schena, Director, which ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.  Amounts outstanding at December 31, 2011 and 2010 of $615,783 and $645,116, respectively, are unsecured, non-interest bearing and due on demand.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Disclosure regarding lawsuits

The Company expensed all legal fees as and when invoiced, and recorded an increase in Accounts Payable equal to the amount of each invoice as and when invoiced.  The Company accrues interest each quarter on the outstanding judgments.  We record interest expense equal to the court indicated interest rate applied to the outstanding judgment and record an increase in judgment interest payable, which corresponds to the interest expense recognized during the year.

Legal Firm                       Amount Payable        Description

                                          At Dec 31, 2011

Baker Hughes	$143,111

Baker Hughes, Inc. vs TeleChem International, Inc., Case #106-CV-075502  Baker Hughes, a chemical manufacturer, sued TeleChem for breach of contract regarding payment for chemicals supplied, resulting in a judgment against TeleChem for $143,111 plus interest, costs and attorneys fees.

Hogan, Holmes & Usoz LLP	$107,042

Hogan Holmes and Usoz LLP vs TeleChem International, Inc., Case #1-09-CV-156111.  Hogan Holmes and Usoz LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered.  The parties agreed to a payment schedule and reached a settlement.  The payment schedule is current.

Morrison & Foerster LLP	$1,307,966

Morrison & Foerster LLP vs TeleChem International, Inc., Case # CGC-07-469964 Morrison & Foerster LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered, resulting in a judgment against TeleChem for $1,340,155 plus interest, costs and attorneys fees.

Townsend & Townsend & Crew	$139,704

Townsend & Townsend & Crew, a law firm, represented TeleChem International, Inc. in Oxford Gene Technology Ltd. Vs TeleChem International, Inc. Case# 04-013 KAJ.  Oxford Gene Technology, a biotech company, sued TeleChem for patent infringement.  The lawsuit was settled in 2005.  Accounts payable to Townsend are for services rendered.

Reed Smith LLP	$1,757,541

Reed Smith LLP, a law firm, represented TeleChem International, Inc. in Pediatrix Screening, Inc. vs TeleChem International, Inc., Case #01-2226.  The case was settled on October 27, 2011.  Accounts payable to Reed Smith LLP are for services rendered.

Pediatrix Screening, Inc., et al. V. TeleChem International, Inc. - The controversy at issue arose from a failed grant collaboration between Pediatrix and TeleChem, involving TeleChem’s proprietary microarray technology and subsequent agreement by the parties to commercialize this microarray technology through the formation of a joint corporation.  Pediatrix brought a lawsuit in the United States District Court for the Western District of Pennsylvania alleging multiple claims for breach of contract in connection with both the grant collaboration and Pre-Incorporation Agreement.  TeleChem counterclaimed alleging breach of the Pre-Incorporation Agreement, as well as fraudulent misrepresentation and trade secret misappropriation,   inter alia, stemming from the failed grant collaboration and subsequent Pre-Incorporation Agreement.

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

Future minimum lease payments as of December 31, 2011 are $170,320.

Rent expense was approximately $180,338 and $178,724 for the twelve months ended December 31, 2011 and 2010 respectively.

Note 16 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2011, trade creditors converted no accounts payable into shares of common stock.  During 2010, trade creditors converted $141,022 of accounts payable into 588,425 shares of common stock.

Common Shares Issued for Service

During 2011, the Company issued 656,000 common shres to consultants under consulting agreements.  The associated expense was $149,200.  During 2010, the Company issued 2,205,010 common shares to consultants under consulting agreements. The associated expense was $1,466,380.

Common Shares Issued for Compensation

No shares were issued as compensation during 2011 and 2010.

Common Shares Issued for Cash

No shares were issued for cash during 2011 and 2010.

Common Shares Issued on Exercise of Options

No shares were issued for options during 2011.  During 2010, the Company issued 160,000 common shares upon the exercise of options for a cash consideration of $51,200.

Issuance of Warrants for Services and as Part of Debt

No warrants were issued for services or debt during 2011.  During 2010, we issued $143,431 worth of warrants for services and we issued $124,282 worth of warrants as part of a debt financing.

Series “A” Convertible Preferred Stock

The Series “A” Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series “A” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 22,034 (2010 – 22,034) issued and outstanding shares.

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

The 103,143 Series “C” Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and at December 31, 2011 there were 90,945 ( 2010 – 91,887) issued and outstanding shares..   These Series “C” Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2011:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$ 0.01	1,000,000	2	n/a	0	n/a
$ 0.20	200,000	2.75	n/a	0	n/a
$ 0.22	450,000	1.15	n/a	0	n/a
$ 0.42	300,000	0.75	n/a	0	n/a
$ 1.00	350,000	0.33	n/a	0	n/a

NOTE 17 – INCOME TAXES

At December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $9,500,000 has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2031.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena	Chairman, Director, CEO and CFO	2007
Todd J Martinsky	Vice President and Director	2007
Mark Schena, Ph.D	President, Chief Technology Officer, Secretary and Treasury	2007
Paul Haje	Director of Advertising and Public Relations	2007
William L. Sklar	Director, CFO (resigned April 10, 2012)	2007

Rene Schena – Chairman, Chief Executive Officer and Chief Financial Officer

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

William L. Sklar – Chief Financial Officer and Director (resigned April 10, 2012)

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other	Total
						Compensation
		($)	($)	($)	($)	($)	($)

Rene A Schena	2011	$0	0	0	0	$0	$0
Chairman, Director and CEO	2010	0	0	0	0	9,196	$9,196

Todd J Martinsky	2011	0	0	0	0	0	$0
Vice President and Director	2010	0	0	0	0	12,591	$12,591

Mark Schena, Ph.D	2011	0	0	0	0	0	$0
President, Chief Technology Officer, Secretary & Treasurer, and Director	2010	0	0	0	0	250,000	$250,000

William L. Sklar	2011	0	0	0	0	0	$0
CFO , Director	2010	0	0	0	0	60,000	$60,000
			0
Paul Haje	2011		0	0	0	0	$0
Director of Advertising and Public Relations	2010	0	0	0	0	125,000	$125,000

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

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2011 and 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rene Schena	-	-	-	-	-
Mark Schena	-	-	-	-	-
Todd Martinsky	-	-	-	-	-
William L. Sklar	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 15, 2012.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 58,816,302 shares of common stock equivalents outstanding.

At December 31, 2011 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	22,034	0.32	7,051
Class C	90,945	350	31,830,750
Common	26,978,501	1	26,978,501
			58,816,302

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

	Common Stock	Series C Preferred Stock	Series C Preferred Stock Common Share Equivalents	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena,	2,000,000	38,571	13,499,955	15,499,955	26.4%
Chief Executive Officer, Chief Financial Officer,
Chairman and Director
Mark Schena, Director	1,000,000	12,857	4,500,090	5,500,090	9.4%
President & Director
William L. Sklar	775,000			775,000	1.3%
Former CFO and Director
Todd Martinsky, Director	1,500,000	25,714	8,999,865	10,499,865	17.9%
Vice President & Director
Paul K. Haje		12,857	4,500,090	4,500,090	7.7%
Director of Advertising and Public Relations
John Howell	916,000			916,000	1.6%
President Arrayit Diagnostics, Inc.

Greater Than 5% Shareholders
None

All of the Officers and Directors as a Group (6 Persons)	6,191,000	90,000	31,500,000	37,691,000	64.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a previous consulting agreement with Dr. Mark Schena ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2011 and December 31, 2010 of $615,783 and $645,116 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $67,555 and $77,641, respectively.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None for 2011

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

Arrayit Corporation

DATED: April 13, 2012	By: /s/ Rene Schena
Chairman, Director, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		April 13, 2012
Rene Schena	Chairman, CEO, CFO, Director

/s/ Todd Martinsky		April 13, 2012
Todd Martinsky	V. President and Director

/s/ Mark Schena		April 13, 2012
Mark Schena	President and Director

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

April 13, 2012

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rene A. Schena, certify that:

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

/ s/  Rene A. Schena

Rene A. Schena

Chief Financial Officer

 April 13, 2012

Exhibit 32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

April 13, 2012

Exhibit 32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Chief Financial Officer

April 13, 2012

EX-21.1 LIST OF SUBSIDIARIES

Wholly-Owned Subsidiaries of Arrayit Corp.	Jurisdiction of Organization	Percentage owned by Parent
TeleChem International, Inc	Nevada	100%
Arrayit Marketing, Inc.	Nevada	100%

Partially Owned Subsidiaries of Arrayit Corp.

Arrayit Diagnostics, Inc.	Nevada	80%
Arrayit Scientific Solutions, Inc.	Nevada	98%