Form 10-K/A
period 2011-12-31
Arrayit Corp
filed 2012-04-19
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-K/A

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

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K/A (THIS "FORM 10-K/A"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “TeleChem”, “Arrayit”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K/A, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2011.

Portions of this Form 10-K/A, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

INDUSTRY DATA

In this Form 10-K/A, we may rely on and refer to information regarding the biotech industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

TeleChem International, Inc., a wholly owned subsidiary

Arrayit Marketing, Inc., a wholly owned subsidiary

Arrayit Scientific Solutions, Inc., a wholly owned subsidiary

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

Our Subsidiary, Arrayit Diagnostics, Inc operates from offices located at 1950 Cinnamon Teal Drive, Redmond, Oregon 97756.

Our internet website address is http://www.arrayit.com

Our annual reports on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the SEC’s website, www.sec.gov.

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

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

technological innovations or new products and services by us or our competitors;

additions or departures of key personnel;

limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

our ability to execute our business plan;

operating results that fall below expectations;

loss of any strategic relationship;

industry developments;

we have issued warrants and options that may have a dilutive effect for our stockholders;

economic and other external factors; and

period-to-period fluctuations in our financial results.

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

On December 19, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

April 18, 2012

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

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

(audited)

	2011	2010
Statement of Operations
Total Revenues	$3,811,578	$3,076,967
Cost of Sales	2,310,008	1,635,689
Gross Margin {sum}	1,501,570	1,441,278

Selling, General and Administrative	1,313,065	3,547,677
Research and Development	39,549	404,262
Legal Expense	88,006	585,871
Income (Loss) from operations {sum}	60,950	(3,096,532)

Interest expense	309,568	376,184
Loss (gain) on extinguishment of debt	0	(33,359)

Net loss	(248,618)	(3,439,358)

Less: Net loss attributable to the non-controlling interest	(49,878)	(191,110)
Net Loss attributable to common stockholders {sum}	($198,740)	($3,248,242)

Profit (Loss) per share - basic	($0.01)	($0.14)

Basic weighted average number of common shares	26,479,612	23,699,907

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

Prior to merger, the financial statements of TeleChem did not include a provision for income taxes because the taxable income of TeleChem was included in the income tax returns of the stockholders under Internal Revenue Service "S" Corporation elections. Upon completion of the merger, TeleChem ceased to be treated as an “S” Corporation for income tax purposes.

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

Arrayit Corporation

DATED: April 18, 2012	By: /s/ Rene Schena
Chairman, Director, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rene Schena		April 18, 2012
Rene Schena	Chairman, CEO, CFO, Director

/s/ Todd Martinsky		April 18, 2012
Todd Martinsky	V. President and Director

/s/ Mark Schena		April 18, 2012
Mark Schena	President and Director

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

April 18, 2012

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

April 18, 2012

Exhibit 32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K/A for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s/  Rene A. Schena

Rene A. Schena

Chief Executive Officer

April 18, 2012

Exhibit 32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arrayit Corporation(the “Company”) on Form 10-K/A for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Chief Financial Officer

April 18, 2012

EX-21.1 LIST OF SUBSIDIARIES

Wholly-Owned Subsidiaries of Arrayit Corp.	Jurisdiction of Organization	Percentage owned by Parent
TeleChem International, Inc	Nevada	100%
Arrayit Marketing, Inc.	Nevada	100%

Partially Owned Subsidiaries of Arrayit Corp.

Arrayit Diagnostics, Inc.	Nevada	80%
Arrayit Scientific Solutions, Inc.	Nevada	98%