Form 10-Q
period 2012-03-31
Arrayit Corp
filed 2012-05-22
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

There were 27,303,574 shares of the Registrant’s common stock outstanding at May 21, 2012.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011(audited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		25
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	03/31/2012	12/31/2011
Statement of Financial Position

ASSETS
Current Assets:
Cash	$20,702	$1,519
Accounts receivable	206,231 [1]	276,954 [2]
Inventory	176,030	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	405,213	461,361

Property and equipment, net	12,810	16,310
Deposits	18,365	18,365
Total assets {sum}	$436,388	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,647,213	$6,564,585
Bank overdraft	87,853	173,262
Due to related parties	605,783	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,261,855	1,145,892
Total current liabilities {sum}	8,607,599	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,607,599	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 91,259 and 91,887 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,303,112 and 26,978,501 issued and outstanding	27,004	26,788
Additional paid-in capital	16,582,006	16,546,092
Accumulated deficit	24,736,881	-24,544,723
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	8,127,737	-7,971,729

Non-controlling interest:
Royalty interests	0	285,000
Less: Subscriptions receivable	-13,750	-13,750
Interest in subsidiaries earnings	0	-307,902
Total Non-controlling interests {sum}	-13,750	-36,652
Total stockholders' deficit {sum}	(43,474)	-8,008,381
Total liabilities and stockholders' deficit {sum}	(8,127,737)	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000	436,388
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Statement of Operations
Total Revenues	$568,275	$977,267
Cost of Sales	352,323	552,552
Gross Margin {sum}	215,952	424,715

Selling, General and Administrative	344,651	368,399
Research and Development	450	11,055
Legal Expense	27,427	15,391
Loss from operations {sum}	(156,576)	29,870

Interest expense	(42,403)	(47,431)

Net loss	(198,979)	(17,561)

Less: Net loss attributable to the non-controlling interest	(6,021)	(12,666)

Net Loss attributable to common stockholders {sum}	($192,158)	($4,895)

Profit (Loss) per share - basic	$(0.01)	($0.00)

Basic weighted average number of common shares	26,717,726	26,200,068

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net loss	$ (198,980)	$ (17,561)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	3,500	7,652
Accretion of debt discount	0	8,916
Stock paid for services	36,150	46,500
Changes in operating assets and liabilities
Accounts receivable	70,723	(64,150)
Inventory	4,608	99,087
Prepaids	0	(2,250)
Accounts payable and accrued liabilities	93,662	56,571
Bank overdraft	(85,409)	11,246
Due to related parties	(10,000)	(16,500)
Customer deposits	0	(85,093)

Net cash used in operating activities	(85,746)	44,418

Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from notes payable	104,929	0
Payments on notes payable, net	0	(51,818)
Net cash provided by (used in) financing activities	104,929	(51,818)

Net increase (decrease) in cash	19,183	(10,690)

Cash, beginning of period	1,519	10,833

Cash, end of period	20,702	143

Supplemental cash flow information:

Cash paid for interest	31,369	23,963

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	11,034	19,778

Conversion of preferred stock	110	110

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

March 31, 2012

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-KA. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2011 as reported in Form 10-KA, have been omitted.

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

Also on May 23, 2011, Diagnostics acquired the outstanding 20% non-controlling interest in Parkinson, also recognizing no gain or loss on the transaction, and distributed the now 100% owned subsidiary directly to Arrayit Corporation.  As part of the exchange, Parkinson’s name was changed to Arrayit Scientific Solutions, Inc.  The following includes a description of majority owned subsidiaries and ownership at March 31, 2012:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
Arrayit Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	78% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation (2% owned by the President of Arrayit Scientific Solutions, Inc.)

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

The fair value of the Company’s notes payable approximate stated value. The notes payable fair value was based on Level 2 inputs.

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

Non-Controlling Interest:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.  As of March 31, 2012, Arrayit Corporation has a 78% ownership investment in Arrayit Diagnostics, Inc.

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

Recent Accounting Pronouncements

ASU 2011-5, Statement of Comprehensive Income, was effective for the current quarter, but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements had no impact on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at March 31, 2012 and at December 31, 2011 were anti dilutive.

Other Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At March 31, 2012, Arrayit had a working capital deficit of $8,202,336, an accumulated deficit of $24,736,881, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing and manufacturing clinical diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	March 31, 2012	December 31, 2011
Gross accounts receivable	$485,790	$652,504
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(146,559)	(242,550)
Total	$206,231	$276,954

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at March 31, 2012, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2012, the balance outstanding under the recourse contracts was $146,559 net of a hold back reserve of $36,229 (December 31, 2011, $242,550 net of a hold back reserve of $59,405).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Fixed Assets – Cost	$350,429	$350,429
Less:
Accumulated Depreciation	(337,619)	(334,119)
Total	$12,810	$16,310

Depreciation expense totalled $3,500 and $7,652, respectively, for the three months ended March 31, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2012		December 31, 2011
ACCOUNTS PAYABLE
Trade Vendors		$1,201,560	$1,179,108
Professional Advisors		3,117,006	3,110,669
Total Accounts Payable		4,318,566	4,289,777

ACCRUED LIABILITIES
Accrued salaries and wages		1,112,313	1,443,574
Judgment Interest		8,001	391,982
Other			439,252
Total Accrued Liabilities		1,884,722	2,274,808
TOTAL	$		$6,564,585

NOTE 8 – DEBT

	March 31, 2012	December 31, 2011

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,371	$66,371

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	53,640

	$120,011	$120,011

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	256,250	250,000

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,166	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	704,645	741,372
	995,061	1,025,881

Notes payable including related parties	$1,115,072	$1,145,892

Short Term Debt	$1,115,072	$1,145,892
Long Term Debt	0	0

Notes payable including related parties	$1,115,072	$1,145,892

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

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at March 31, 2012:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	2,190,000	$0.23
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2012	2,190,000	$0.23

NOTE 10 – ROYALTY OBLIGATIONS

(a)

Advisory Agreement

Under paragraph 2 (b) of an advisory agreement dated August 11, 2009 between Arrayit Diagnostics, Inc. and a limited liability partnership, controlled by parties that are also shareholders in Arrayit Corporation, there was a contractual obligation to pay a Royalty of Twenty percent (20%) of the net sales of Arrayit Diagnostics, Inc., and its subsidiaries, which includes the Company.  “Net Sales” means the gross selling price by the Company and sub-licensees for the sale of any product or products, less trade discounts allowed, credits for claims or allowances, commissions, refunds, returns and recalls.

The term of the advisory agreement was five years.  The royalties and ownership provisions were in perpetuity.

The entitlement to royalties under the advisory agreement was decreased by obligation to pay royalties to other advisors and investors.   With respect to the revenue generated by Arrayit Diagnostics, Inc. as described in (b) below the Company was obligated to pay a 0.95% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.05% on revenue generated by our Ovarian subsidiary.

During the period ended March 31, 2012, there were no revenues earned and hence no obligation to pay any royalties.

On March 5, 2012, the 20% royalty interests were exchanged for 385,000 shares of Arrayit Diagnostics, Inc.

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

During the period ended March 31, 2012, there were no revenues earned and hence no obligation to pay any royalties.

On March 5, 2012, the 0.95% royalty interests were exchanged for 200,000 shares of Arrayit Diagnostics, Inc.

(c)  Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended March 31, 2012, and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended March 31, 2012 and hence no obligation to pay any amounts to the Parkinson’s Institute.

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

Operations for the periods ended March 31, 2012 and December 31, 2011 include $36,151 and $46,500 of stock-based compensation, arising from the granting of 106,325 and 26,788 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

During the three months ended March 31, 2012, 314 Series C Preferred Stock shares were converted into 110,005 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended March 31, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional			Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Controlling	Total
Balance, December 31, 2011	22,034	$ 22	90,934	$ 92	26,978,501	$26,788	$ 16,546,092	$ (24,544,723)	$(7,971,729)	$ (36,652)	$ (8,008,381)

Convert Preferred C to Common			(314)	0	110,005	110	(110)		(110)		0

Issuance of shares for services					106,325	106	36,044		(106)	0	36,150

Net Loss for the nine months ended
March 31, 2012								(192,158)	(192,158)	(6,822)	(198,996)
Balance, March 31, 2012	22,034	$ 22	90,620	$ 92	27,194,831	$ 27,004	$ 16,582,026	$ (24,736,881)	$ (8,127,737)	$0	$ (8,171,211

NOTE 14 – INCOME TAXES

At March 31, 2012 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2011 and March 31, 2012 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended March 31, 2011. The NOL carry-forwards will fully expire in 2031.

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

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.

Future minimum lease payments as of March 31, 2012 are as follows:

YEAR ENDING

2012                   $  123,869

Rent expense was $32,516 and $44,960 for the three months ended March 31, 2012 and 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2012, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KA for the year ended December 31, 2011.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-KA for the year ended December 31, 2011 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

On June 2, 2009, we incorporated Arrayit Diagnostics, Inc. (Diagnostics) to develop medical tests and through its partially owned subsidiaries, market these tests to the medical community, incorporating the technology and equipment developed by Arrayit Corporation.  On June 16, 2009, Diagnostics incorporated Arrayit Diagnostics (Ovarian), Inc. to market a test for Ovarian Cancer, incorporating the technology and equipment developed by Arrayit Corporation, and on October 15, 2009, Diagnostics incorporated Arrayit Diagnostics (Parkinson), Inc. (Parkinson) to market a test for Parkinson’s Disease, incorporating our technology and equipment.

On May 23, 2011, Arrayit Diagnostics, Inc. acquired the outstanding 20% non-controlling interest in Arrayit Diagnostics (Ovarian), Inc., recognizing no gain or loss on the transaction.  Arrayit Diagnostics (Ovarian), Inc. was then collapsed into Arrayit Diagnostics, Inc.

Also on May 23, 2011, Arrayit Diagnostics, Inc. acquired the outstanding 20% non-controlling interest in Arrayit Diagnostics (Parkinson), Inc., also recognizing no gain or loss on the transaction, and distributed the now 100% owned subsidiary directly to Arrayit Corporation.  As part of the exchange, Parkinson’s name was changed to Arrayit Scientific Solutions, Inc.

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics, Inc. (80% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the Form S-1 registration statement by Arrayit Diagnostics, Inc.

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

Results of Operations

Comparison of Operating Results –Three Months Ended March 31, 2012 and December 31, 2011

Gross revenues for the three months ended March 31, 2012 and December 31, 2011 were $568,275 and $977,267, respectively, representing a 58% decrease in gross revenues for the quarter.

The cost of sales for the three months ended March 31, 2012 and December 31, 2011 amounted to $352,323 and $552,552, respectively, resulting in gross profit for the three months ended March 31, 2012 and December 31, 2011 of $215,952 and $424,715, respectively.  The Company’s cost of sales is dependent upon product mix.  During the first quarter of 2012, the gross margin was 42% versus 44% for the first quarter of 2011.  The Company sold more entry level microarray printers in the first quarter of 2012, which have a slightly lower gross margin percentage than the higher end microarray platforms that sold in the quarter ended December 31, 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 and December 31, 2011 were $344,651 and $368,399, respectively.  The decrease of $23,748 is attributable to a reduction in professional fees and interest costs, offset by increases in consulting fees, liability insurance and travel expenses.

Net loss from operations was $198,979 for the three months ended March 31, 2012, compared with a net profit from operations of $17,561 for the three months ended December 31, 2011.  The increase in loss is a result of lower revenues and lower gross profits, which were not sufficient to cover expenses.

Legal expenses associated with the Pediatrix case accounted for most of the legal expenses of $24,727 for the three months ended March 31, 2012 and legal expenses of $15,391 for the three months ended December 31, 2011.

Interest expense was $42,403 for the three months ended March 31, 2012 compared to $47,431 for the three months ended December 31, 2011.  The interest costs for 2012 and 2011 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The decrease in interest costs was the result of negotiating lower interest rates on past due balances with trade creditors.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $6,821 for the three months ended March 31, 2012 and $12,666 for the three months ended December 31, 2011.  The reduction is due to the spin-off of Arrayit Diagnostics, Inc.  On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (78.18% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the Form S-1 registration statement by Arrayit Diagnostics, Inc.

Liquidity and Capital Resources

Cash flows provided by operations was $198,980 for the three months ended March 31, 2012.  As of March 31, 2012, we had had a working capital deficiency of $8,607,599 and a stockholders’ deficit of $8,127,737.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to legal expenses, deferred compensation, and judgement interest.

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

Source of Liquidity

During the three months ended March 31, 2012, the Company relied upon extended terms from its creditors to finance its loss from operations.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2012, we issued 31,325 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On February 22, 2012, we issued 75,000 unregistered common shares for services rendered.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

Arrayit Corporation

Dated: May 21, 2012	By: /s/ RENE A. SCHENA
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

May 21, 2012

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

May 21, 2012

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

May 21, 2012

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

May 21, 2012