Form 10-Q/A
period 2012-03-31
Arrayit Corp
filed 2012-05-22
CIK 1084507

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	03/31/2012	12/31/2011
Statement of Financial Position

ASSETS
Current Assets:
Cash	$20,702	$1,519
Accounts receivable	59,663 [1]	276,954 [2]
Inventory	176,030	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	258,645	461,361

Property and equipment, net	12,810	16,310
Deposits	18,365	18,365
Total assets {sum}	$289,820	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,647,213	$6,564,585
Bank overdraft	87,853	173,262
Due to related parties	605,783	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,115,287	1,145,892
Total current liabilities {sum}	8,461,031	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,461,031	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 91,259 and 91,887 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,303,112 and 26,978,501 issued and outstanding	27,004	26,788
Additional paid-in capital	16,582,026	16,546,092
Accumulated deficit	-24,736,881	-24,544,723
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	-8,127,737	-7,971,729
Total Non-controlling interests	-43,474	-36,652
Total stockholders' deficit {sum}	-8,171,211	-8,008,381
Total liabilities and stockholders' deficit {sum}	289,820	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Statement of Operations
Total Revenues	$568,275	$977,267
Cost of Sales	352,323	552,552
Gross Margin {sum}	215,952	424,715

Selling, General and Administrative	344,651	368,399
Research and Development	450	11,055
Legal Expense	27,427	15,391
Loss from operations {sum}	(156,576)	29,870

Interest expense	(42,403)	(47,431)

Net loss	(198,979)	(17,561)

Less: Net loss attributable to the non-controlling interest	(6,821)	(12,666)

Net Loss attributable to common stockholders {sum}	($192,158)	($4,895)

Profit (Loss) per share - basic	$(0.01)	($0.00)

Basic weighted average number of common shares	26,717,726	26,200,068

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net loss	$ (198,980)	$ (17,561)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	3,500	7,652
Accretion of debt discount	0	8,916
Stock paid for services	36,150	46,500
Changes in operating assets and liabilities
Accounts receivable	217,291	(64,150)
Inventory	4,608	99,087
Prepaids	0	(2,250)
Accounts payable and accrued liabilities	93,662	56,571
Bank overdraft	(85,409)	11,246
Due to related parties	(10,000)	(16,500)
Customer deposits	0	(85,093)

Net cash provided by operating activities	60,822	44,418

Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from notes payable	0	0
Payments on notes payable, net	(41,639)	(51,818)
Net cash provided by (used in) financing activities	(41,639)	(51,818)

Net increase (decrease) in cash	19,183	(10,690)

Cash, beginning of period	1,519	10,833

Cash, end of period	20,702	143

Supplemental cash flow information:

Cash paid for interest	31,369	23,963

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	11,034	19,778

Conversion of preferred stock	110	110

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At March 31, 2012, Arrayit had a working capital deficit of $8,202,386, an accumulated deficit of $24,736,881, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing and manufacturing clinical diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	March 31, 2012	December 31, 2011
Gross accounts receivable	$339,222	$652,504
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(146,559)	(242,550)
Total	$59,663	$276,954

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

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Fixed Assets – Cost	$350,429	$350,429
Less:
Accumulated Depreciation	(337,619)	(334,119)
Total	$12,810	$16,310

Depreciation expense totalled $3,500 and $7,652, respectively, for the three months ended March 31, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2012	December 31, 2011
ACCOUNTS PAYABLE
Trade Vendors	$1,201,560	$1,179,108
Professional Advisors	3,117,006	3,110,669
Total Accounts Payable	4,318,566	4,289,777

ACCRUED LIABILITIES
Accrued salaries and wages	1,112,313	1,443,574
Judgment Interest	391,982	391,982
Other	824,352	439,252
Total Accrued Liabilities	2,328,647	2,274,808
TOTAL	$6,647,213	$6,564,585

NOTE 8 – DEBT

	March 31, 2012	December 31, 2011

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$66,371	$66,371

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares out of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	53,640	53,640

	$120,011	$120,011

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	256,250	250,000

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,166	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	704,860	741,372
	995,276	1,025,881

Notes payable including related parties	$1,115,287	$1,145,892

Short Term Debt	$1,115,287	$1,145,892
Long Term Debt	0	0

Notes payable including related parties	$1,115,287	$1,145,892

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

During the three months ended March 31, 2012, 314 Series C Preferred Stock shares were converted into 110,005 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended March 31, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional			Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Controlling	Total
Balance, December 31, 2011	22,034	$ 22	90,934	$ 92	26,978,501	$26,788	$ 16,546,092	$ (24,544,723)	$(7,971,729)	$ (36,652)	$ (8,008,381)

Convert Preferred C to Common			(314)	0	110,005	110	(110)		0		0

Issuance of shares for services					106,325	106	36,044		(36,150)	0	36,150

Net Loss for the nine months ended
March 31, 2012								(192,158)	(192,158)	(6,822)	(198,980)
Balance, March 31, 2012	22,034	$ 22	90,620	$ 92	27,194,831	$ 27,004	$ 16,582,026	$ (24,736,881)	$ (8,127,737)	$(43,474)	$ (8,171,211)

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

Results of Operations

Comparison of Operating Results –Three Months Ended March 31, 2012 and 2011

Gross revenues for the three months ended March 31, 2012 and 2011 were $568,275 and $977,267, respectively, representing a 58% decrease in gross revenues for the quarter.

The cost of sales for the three months ended March 31, 2012 and 2011 amounted to $352,323 and $552,552, respectively, resulting in gross profit for the three months ended March 31, 2012 and 2011 of $215,952 and $424,715, respectively.  The Company’s cost of sales is dependent upon product mix.  During the first quarter of 2012, the gross margin was 38% versus 44% for the first quarter of 2011.  The Company sold more entry level microarray printers in the first quarter of 2012, which have a slightly lower gross margin percentage than the higher end microarray platforms that sold in the quarter ended December 31, 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 and December 31, 2011 were $344,651 and $368,399, respectively.  The decrease of $23,748 is attributable to a reduction in professional fees and interest costs, offset by increases in consulting fees, liability insurance and travel expenses.

Net loss from operations was $198,979 for the three months ended March 31, 2012, compared with a net loss from operations of $17,561 for the three months ended March 31, 2011.  The increase in loss is a result of lower revenues and lower gross profits, which were not sufficient to cover expenses.

Legal expenses associated with the Pediatrix case accounted for most of the legal expenses of $24,727 for the three months ended March 31, 2012 and legal expenses of $15,391 for the three months ended March 31, 2011.

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

Liquidity and Capital Resources

Cash flows provided by operations was $60,822 for the three months ended March 31, 2012.  As of March 31, 2012, we had had a working capital deficiency of $8,202,386 and an accumulated deficit of $24,736,881.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to legal expenses, deferred compensation, and judgement interest.

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

Based on this review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

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