Form 10-Q/A
period 2012-03-31
Arrayit Corp
filed 2012-08-21
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

During the performance of our quarterly review for the quarter ended June 30, 2012, we determined that common stock issuances by our subsidiary Arrayit Diagnostics, Inc. totalling 5,000,000 shares with fair value of $1,000,000 were not previously reported in our Form 10-Q for the quarter ended March 31, 2012 which was originally filed on May 22, 2012 and amended on June 22, 2012.  This amended Form 10-Q/A is being filed to record the change in our three month financial statements ended March 31, 2012 as a result of the stock issuances which increased our net loss by $645,969 and loss per share by $.02.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	03/31/2012	12/31/2011
Statement of Financial Position	(restated)

ASSETS
Current Assets:
Cash	$20,702	$1,519
Accounts receivable	59,663 [1]	276,954 [2]
Inventory	176,030	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	258,645	461,361

Property and equipment, net	12,810	16,310
Deposits	18,365	18,365
Total assets {sum}	$289,820	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,647,213	$6,564,585
Bank overdraft	87,853	173,262
Due to related parties	605,783	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,115,287	1,145,892
Total current liabilities {sum}	8,461,031	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,461,031	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 91,259 and 91,887 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,303,112 and 26,978,501 issued and outstanding	27,004	26,788
Additional paid-in capital	16,582,026	16,546,092
Accumulated deficit	-25,382,850	-24,544,723
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	-8,773,706	-7,971,729
Total Non-controlling interests	-602,495	-36,652
Total stockholders' deficit {sum}	-8,171,211	-8,008,381
Total liabilities and stockholders' deficit {sum}	289,820	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012 (restated)	For the Three Months Ended March 31, 2011
Statement of Operations
Total Revenues	$568,275	$977,267
Cost of Sales	352,323	552,552
Gross Margin {sum}	215,952	424,715

Selling, General and Administrative	1,344,651	368,399
Research and Development	450	11,055
Legal Expense	27,427	15,391
Loss from operations {sum}	(1,156,576)	29,870

Interest expense	(42,403)	(47,431)

Net loss	(1,198,979)	(17,561)

Less: Net loss attributable to the non-controlling interest	(360,852)	(12,666)

Net Loss attributable to common stockholders {sum}	($838,127)	($4,895)

Profit (Loss) per share - basic	$(0.03)	($0.00)

Basic weighted average number of common shares	26,717,726	26,200,068

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2012 (restated)	2011
Cash flows from operating activities:
Net loss	$ (1,198,980)	$ (17,561)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	3,500	7,652
Accretion of debt discount	0	8,916
Stock paid for services	36,150	46,500
Increase in non-controlling interest	1,000,000	0
Changes in operating assets and liabilities
Accounts receivable	217,291	(64,150)
Inventory	4,608	99,087
Prepaids	0	(2,250)
Accounts payable and accrued liabilities	93,662	56,571
Bank overdraft	(85,409)	11,246
Due to related parties	(10,000)	(16,500)
Customer deposits	0	(85,093)

Net cash provided by operating activities	60,822	44,418

Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from notes payable	0	0
Payments on notes payable, net	(41,639)	(51,818)
Net cash provided by (used in) financing activities	(41,639)	(51,818)

Net increase (decrease) in cash	19,183	(10,690)

Cash, beginning of period	1,519	10,833

Cash, end of period	20,702	143

Supplemental cash flow information:

Cash paid for interest	31,369	23,963

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	11,034	19,778

Conversion of preferred stock	110	110

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

Non-Controlling Interest:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.  As of March 31, 2012, Arrayit Corporation has a 65% ownership investment in Arrayit Diagnostics, Inc.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since it was a party to the Pediatrix legal dispute. At March 31, 2012, Arrayit had a working capital deficit of $8,202,386, an accumulated deficit of $25,382,850, and recurring net losses.  The Company currently devotes a significant amount of its resources on developing and manufacturing clinical diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

NOTE 4 – RESTATEMENT

Management determined that common stock issuances by our subsidiary Arrayit Diagnostics, Inc. totaling 5,000,000 shares with  fair value of $1,000,000 were not previously reported in our Form 10-Q for the quarter ended March 31, 2102. Accordingly, the Company’s financial statements were restated to properly reflect the stock issuance.

The impact of the restatement on the consolidated balance sheet as of March 31, 2012 is as follows:

Financial Statement Caption	As previously reported	Adjustment	As restated

Total Assets	$289,820	$-	$289,820

Total Liabilities	$8,461,031	$-	$8,461,031

Stockholders' Deficit
Total Arrayit Corp's Stockholders' Equity (Deficit)	$(8,127,737)	$(645,969)	$(8,773,706)

Total Non-controlling interest	$(43,474)	$645,969	$602,495

Total stockholders' deficit	$(8,171,211)	$-	$(8,171,211)

Total liabilities and stockholders' deficit	$289,820	$-	$289,820

The impact of the restatement on the consolidated statement of operations for the three months ended March 31, 2012 is as follows:

	As previously reported
Financial Statement Caption		Adjustment	As restated

Total Revenues	$568,275	$-	$568,275
Cost of Sales	352,323	-	352,323
Gross Margin	215,952	-	215,952
Selling and marketing	344,651	1,000,000	1,344,651
Research and Development	450	-	450
Legal Expense	27,427	-	27,427
Loss from operations	(156,576)	(1,000,000)	(1,156,576)
Interest expense	(42,403)	-	(42,403)
Net loss	(198,979)	(1,000,000)	(1,198,979)
Less: Net loss attributable to the non-controlling interest	(6,821)	(354,031)	(360,852)
Net loss attributable to common shareholders	$(192,158)	$(645,969)	$(838,127)
Profit(loss) per share- basic	(0.01)		(0.03)
Basic weighted average number of common shares	26,717,726		26,717,726

The restatement has no impact on cash flows from operations.

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

NOTE 9 – DEBT

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

NOTE 10 – WARRANTS AND OPTIONS

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

NOTE 13 – CONVERTIBLE PREFERRED STOCK

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

During the three months ended March 31, 2012, 314 Series C Preferred Stock shares were converted into 110,005 shares of common stock.

NOTE 14- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended March 31, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional			Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Controlling	Total
Balance, December 31, 2011	22,034	$ 22	90,934	$ 92	26,978,501	$26,788	$ 16,546,092	$ (24,544,723)	$(7,971,729)	$ (36,652)	$ (8,008,381)

Convert Preferred C to Common			(314)	0	110,005	110	(110)		0		0

Issuance of shares for services					106,325	106	36,044		36,150	0	36,150

Increase in non-controlling interest (restated)										1,000,000	1,000,000

Net Loss for the nine months ended
March 31, 2012 (restated)								(838,127)	(838,127)	(360,852)	(1,198,980)
Balance, March 31, 2012 (restated)	22,034	$ 22	90,620	$ 92	27,194,831	$ 27,004	$ 16,582,026	$ (25,382,850)	$ (8,773,706)	$(602,495)	$ (8,171,211)

NOTE 15 – INCOME TAXES

At March 31, 2012 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $25 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset for as of December 31, 2011 and $10 million for March 31, 2012 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended March 31, 2011. The NOL carry-forwards will fully expire in 2031.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Selling, general and administrative expenses for the three months ended March 31, 2012 and December 31, 2011 were $1,344,651 and $368,399, respectively.  The increase of $976,252 is attributable to an increase in consulting fees, liability insurance and travel expenses.

Net loss from operations was $1,198,979 for the three months ended March 31, 2012, compared with a net loss from operations of $17,561 for the three months ended March 31, 2011.  The increase in loss is a result of lower revenues and lower gross profits, which were not sufficient to cover expenses.

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

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $360,852 for the three months ended March 31, 2012 and $12,666 for the three months ended December 31, 2011.  The increase is due to stock issued by subsidiary Arrayit Diagnostics, Inc. for consulting services totalling  $1,000,000.

Liquidity and Capital Resources

Cash flows provided by operations was $60,822 for the three months ended March 31, 2012.  As of March 31, 2012, we had had a working capital deficiency of $8,202,386 and an accumulated deficit of $25,382,850.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to legal expenses, deferred compensation, and judgement interest.

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

Arrayit Corporation

Dated: August 20, 2012	By: /s/ RENE A. SCHENA
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

August 20, 2012

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

August 20, 2012

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

August 20, 2012

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

August 20, 2012