Form 10-Q/A
period 2012-06-30
Arrayit Corp
filed 2012-08-21
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

There were 27,803,584 shares of the Registrant’s common stock outstanding at August 20, 2012.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011(audited)	4
	Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		20
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	06/30/2012	12/31/2011
Statement of Financial Position

ASSETS
Current Assets:
Cash	$21,833	$1,519
Accounts receivable	182,897 [1]	276,954 [2]
Inventory	267,257	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	474,237	461,361

Property and equipment, net	9,764	16,310
Deposits	18,365	18,365
Total assets {sum}	$502,366	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,914,912	$6,564,585
Bank overdraft	80,256	173,262
Due to related parties	598,283	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,115,079	1,145,892
Total current liabilities {sum}	8,713,424	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,713,424	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 89,091 and 90,934 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,803,584 and 26,978,501 issued and outstanding	27,614	26,788
Additional paid-in capital	16,581,416	16,546,092
Accumulated deficit	-25,442,014	-24,544,723
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	-8,832,870	-7,971,729
Total Non-controlling interests	-621,812	-36,652
Total stockholders' deficit {sum}	-8,211,058	-8,008,381
Total liabilities and stockholders' deficit {sum}	$502,366	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Statement of Operations
Total Revenues	$735,427	$804,125	$1,303,702	$1,781,392
Cost of Sales	361,859	519,391	714,182	1,090,142
Gross Margin {sum}	373,568	284,734	589,520	691,250

Selling, General and Administrative	395,029	333,278	1,739,680	701,677
Research and Development	25,000	8,152	25,450	19,207
Legal Expense	16,159	35,529	43,586	50,920
Loss from operations {sum}	(62,620)	(92,225)	(1,219,196)	(62,354)

Interest expense	(52,096)	(53,031)	(94,499)	(100,462)

Net loss	(114,716)	(145,256)	(1,313,695)	(162,816)

Less: Net loss attributable to the non-controlling interest	(55,552)	(15,089)	(416,404)	(27,755)

Net Loss attributable to common stockholders {sum}	(59,164)	(130,167)	(897,291)	(135,061)

Profit (Loss) per share - basic	$(0.00)	($0.00)	($.03)	($0.01)

Basic weighted average number of common shares	27,477,062	26,456,607	27,245,769	26,328,377

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,313,695)	$ (162,816)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	6,546	15,077
Amortization	0	8,916
Stock paid for services	36,150	82,700
Increase in non-controlling interest	1,074,867	0
Changes in operating assets and liabilities
Accounts receivable	94,057	(40,276)
Inventory	(86,619)	98,278
Prepaids	0	(14,803)
Deposits	0	559
Accounts payable and accrued liabilities	350,327	143,582
Bank overdraft	(93,006)	21,640
Due to related parties	(17,500)	(32,500)
Accrued interest	49,069	0
Customer deposits	(0)	(25,693)

Net cash provided by operating activities	(100,196)	94,664

Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from notes payable	25,320	0
Payments on notes payable, net	(105,202)	(100,466)
Net cash used in financing activities	(79,882)	(100,466)

Net increase (decrease) in cash	20,314	(9,072)

Cash, beginning of period	1,519	10,833

Cash, end of period	21,833	1,761

Supplemental cash flow information:

Cash paid for interest	0	8,238

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	0	36,607

Conversion of preferred stock	610	220

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

June 30, 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada “C” Corporation that entered into the life sciences in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary and patented technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for manufacturing molecular diagnostics.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at June 30, 2012:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation

Arrayit Diagnostics, Inc.	June 2, 1009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	61% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation (2% owned by the President of Arrayit Scientific Solutions, Inc.)

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (61% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Arrayit Diagnostics, Inc.  The Company expects Arrayit Diagnostics to submit the Form S-1 registration statement to the SEC during the third quarter of 2012.

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

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Non-Controlling Interest:

Arrayit Corporation is the controlling interest of an affiliated group, since it maintains investments in each of its operating entities.  Effective December 12, 2011, Arrayit Corporation, signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (61% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Arrayit Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

The Company accounts for the non-controlling interest in two of its subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Royalty interests that entitle the holder to participate in future earnings and were not repayable are classified as non-controlling interests.

Recent Accounting Pronouncements

ASU 2011-5, Statement of Comprehensive Income, was effective for the first quarter of 2012, but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements had no impact on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at June 30, 2012 and at December 31, 2011 were anti dilutive.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations. At June 30, 2012, Arrayit had a working capital deficit of $8,239,187, an accumulated deficit of $25,442,014, and recurring net losses.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of an Allowance for Doubtful Accounts.  As more fully explained in Note 5 below, accounts receivable has been reduced by Accounts Receivable loans sold with recourse.

	June 30, 2012	December 31, 2011
Gross accounts receivable	$534,419	$652,504
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(218,522)	(242,550)
Total	$182,897	$276,954

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at June 30, 2012, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2012, the balance outstanding under the recourse contracts was $218,522 net of a hold back reserve of $55,999 (December 31, 2011, $242,550 net of a hold back reserve of $59,405).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Fixed Assets – Cost	$350,429	$350,429
Less:
Accumulated Depreciation	(340,665)	(334,119)
Total	$9,764	$16,310

Depreciation expense totalled $6,546 and $15,077, respectively, for the six months ended June 30, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2012	December 31, 2011
ACCOUNTS PAYABLE
Trade Vendors	$1,656,257	$1,179,108
Professional Advisors	2,840,761	3,110,669
Total Accounts Payable	4,497,018	4,289,777

ACCRUED LIABILITIES
Accrued salaries and wages	1,826,112	1,443,574
Judgment Interest	407,885	391,982
Other	183,897	439,252
Total Accrued Liabilities	2,417,894	2,274,808
TOTAL	$6,914,912	$6,564,585

NOTE 8 – DEBT

	June 30, 2012	December 31, 2011

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$76,640	$66,371

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	61,939	53,640

Notes payable, interest at 10%, payable on demand with no current payments due, loan from the Company’s Chairman	25,000	0

	$163,579	$120,011

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	262,500	250,000

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,166	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	654,834	741,372
	951,500	1,025,881

Notes payable including related parties	$1,115,078	$1,145,892

Short Term Debt	$1,115,078	$1,145,892
Long Term Debt	0	0

Notes payable including related parties	$1,115,078	$1,145,892

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at June 30, 2012:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	2,190,000	$0.23
Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2012	2,190,000	$0.23

3

NOTE 10 – ROYALTY OBLIGATIONS

(a)  Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and the Company, effective December 7, 2009 the Company is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended June 30, 2012, and hence no obligation to pay any amounts to Wayne State University.

 (b) The Parkinson’s Institute – ARRAYIT SCIENTIFIC SOLUTIONS, INC.

Pursuant to an agreement dated February 9, 2009 between the company, and The Parkinson's Institute, a California Corporation, Arrayit Scientific Solutions, Inc. is obligated to make payments, of 5% of gross earnings generated from Research derived from the biological specimens from Parkinson's disease patients and control patients provided by the Parkinson's Institute.

There were no revenues generated during the fiscal periods ended June 30, 2012 and hence no obligation to pay any amounts to the Parkinson’s Institute.

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

Operations for the periods ended June 30, 2012 and December 31, 2011 include $36,150 and $149,200 of stock-based compensation, arising from the granting of 106,325 and 656,000 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the three months ended June 30, 2012, 1,539 Series C Preferred Stock shares were converted into 610,015 shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended June 30, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional			Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Controlling	Total
Balance, December 31, 2011	22,034	$ 22	90,934	$ 92	26,978,501	$26,788	$ 16,546,092	$ (24,544,723)	$(7,971,729)	$ (36,652)	$ (8,008,381)

Convert Preferred C to Common			(1,853)	0	720,020	720	(720)		0		0

Issuance of shares for services					106,325	106	36,044	0	36,150	0	36,150

Increase in non-controlling interest										1,074,868	1,074,868

Net Loss for the six months ended
June 30, 2012								(897,291)	(897,291)	(416,404)	(1,313,695)
Balance, June 30, 2012	22,034	$ 22	89,081	$ 92	27,804,846	$ 27,614	$ 16,581,416	$ (25,442,014)	$ (8,832,870)	$621,812	$ (8,211,058)

NOTE 14 – INCOME TAXES

At June 30, 2012 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $25 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $10 million has been recorded against the deferred tax asset for as of June 30, 2012 and December 31, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended June 30, 2012. The NOL carry-forwards will fully expire in 2031.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012.   Future minimum lease payments as of June 30, 2012 are as follows:

YEAR ENDING

2012                   $  77,418

Rent expense was $78,966 and $89,920 for the six months ended June 30, 2012 and 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended June 30, 2012, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KA for the year ended December 31, 2011.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Six Months Ended June 30, 2012 and 2011

Gross revenues for the three months ended June 30, 2012 and 2011 were $735,427 and $804,125, respectively, representing an 8.5% decrease in gross revenues for the period.  Gross revenues for the six months ended June 30, 2012 and 2011 were $1,303,702 and $1,781,392, respectively, representing a 27% decrease in gross revenues for the period.  The Company has an increasing backlog of orders to fulfill, and attributes the decrease in gross revenues to a shortage of working capital to fulfill orders more timely.  The backlog of orders for the period ending June 30, 2012 is approximately $688,000 and the backlog of orders was approximately $350,000 for the period ending June 30, 2011.

The cost of sales for the three months ended June 30, 2012 and 2011 were $361,859 and $519,391, respectively resulting in gross profit for the period of $373,568 and $284,734, respectively.  The cost of sales for the six months ended June 30, 2012 and 2011 amounted to $714,182 and $1,071,942, respectively, resulting in gross profit for the six months ended June 30, 2012 and 2011 of $589,520 and $709,450, respectively.  The Company’s cost of sales is dependent upon product mix.  During the second quarter of 2012, the gross margin was 51% versus 40% for the second quarter of 2011.  The Company sold more microarray manufacturing services in the second quarter of 2012, which has a higher gross margin percentage than the instruments and consumables that were sold in the quarter ended June 30, 2011.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 were $395,029 and $333,278, respectively.  The increase of $61,751 is attributable to the cost of issuing stock in Arrayit Diagnostics in exchange for a 20% royalty on sales previously owned by consultants and investors, which is now cancelled.  No further royalties are due and payable by Arrayit Diagnostics to consultants and investors going forward. The royalty agreement between Wayne State University and Arrayit Diagnostics is not affected, and remains in place.

Net loss from operations was $62,620 for the three months ended June 30, 2012, compared with a net loss from operations of $92,225 for the three months ended June 30, 2011.  Net loss from operations was $1,219,196, compared with a net loss from operations of $62,354 for the six months ended June 30, 2011.  The increase in net loss is the result of the one-time charge to settle the royalty agreement with consultants and investors in Arrayit Diagnostics.

Legal expenses of $16,159 and $43,586 for the three months and six months ended June 30, 2012 were attributable to the cost of preparing the Form S-1 for Arrayit Diagnostics and maintenance fees on the patents of TeleChem International, Inc. and Arrayit Corporation.  Legal expenses of $35,529 and $50,920 for the three months and six months ended June 30, 2011 were related to settling the lawsuit between Pediatrix and Arrayit’s wholly owned subsidiary, TeleChem International, Inc.

Interest expense was $52,096 and $94,499 for the three months and six months ended June 30, 2012, compared to $53,031 and $100,462 for the three months and six months ended June 30, 2011.  The interest costs for 2012 and 2011 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The decrease in interest costs was the result of negotiating lower interest rates on past due balances with creditors.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $55,552 and $15,089 for the three months ended June 30, 2012 and 2011, respectively, and $416,404 and $27,755 for the six months ended June 30, 2012 and 2011, respectively.  The increase is due to the issuance of stock for consulting by Arrayit Diagnostics, Inc.  On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (61% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will become effective date of the Form S-1 registration statement to be submitted to the SEC by Arrayit Diagnostics, Inc.

Liquidity and Capital Resources

Cash flows used in operations were $100,196 for the six months ended June 30, 2012, and cash flows provided by operations were $94,664 for the six months ended June 30, 2011. The increase in cash used in operations is largely the result of a one-time charge to settle the royalty agreement with investors in Arrayit Diagnostics for stock in Arrayit Diagnostics.  As of June, 2012, we had had a working capital deficiency of $8,239,187 and an accumulated deficit of $25,442,014.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgement interest.

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

We estimate that we may require approximately $1,200,000 over the next twelve (12) months to meet our expenses and to continue to prefect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the six months ended June 30, 2012, the Company relied upon short term loans and extended terms from its creditors to finance its loss from operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has no new material legal proceedings to report, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 1A – RISKS FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2012, we issued for $10,000 cash, 50,000 shares of Arrayit Diagnostics, Inc. common stock to Craig Musick in reliance upon the exemption from registration in Rule 506 of Regulation D under the Securities Act.  These proceeds were used to pay operating expenses for Arrayit Diagnostics, Inc.

On April 17, 2012, we issued for $5,000 cash, 25,000 shares of Arrayit Diagnostics, Inc. common stock to Bettina Mackenbach in reliance upon the exemption from registration in Rule 506 of Regulation D under the Securities Act.  These proceeds were used to pay operating expenses for Arrayit Diagnostics, Inc.

On May 1, 2012, we issued for $10,000 cash, 50,000 shares of Arrayit Diagnostics, Inc. common stock to Craig Musick in reliance upon the exemption from registration in Rule 506 of Regulation D under the Securities Act.  These proceeds were used to pay operating expenses for Arrayit Diagnostics, Inc.

On May 15, 2012 we issued 1,484,800 shares of Arrayit Diagnostics, Inc. common stock to Recap Marketing and Consulting, LLP, in compliance with the anti-dilution clause contained in the original consulting agreement with that entity, as a result of the issuance of shares to investors and consultants.  These shares were issued in reliance upon the exemption from registration in Regulation S and Rule 506 of Regulation D under the Securities Act.

On June 25, 2012, we issued for $5,000 cash, 25,000 shares of Arrayit Diagnostics, Inc. common stock to Gerald Bridge in reliance upon the exemption from registration in Rule 506 of Regulation D under the Securities Act.  These proceeds were used to pay operating expenses for Arrayit Diagnostics, Inc.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arrayit Corporation. (the “Company”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene A. Schena certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Rene A. Schena

Rene A. Schena

Principal Accounting Officer

August 20, 2012