Form 10-Q/A
period 2012-03-31
Arrayit Corp
filed 2012-10-22
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

( Amendment No. 1)

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

ARRAYIT CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Nevada	001-16381	76-0600966
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

524 East Weddell Drive Sunnyvale, CA 94089
(Address of Principal Executive Offices) (Zip Code)

(408) 744-1331
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

There were 27,803,584 shares of the Registrant’s common stock outstanding at October 22, 2012.

Explanatory Note

 The purpose of this Amendment No. 1 to ARRAYIT CORPORATION’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 5, 2012(the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Form 10-Q/A

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

·	our ability to raise capital,
·	our ability obtain and retain customers,

·	our ability to provide our products and services at competitive rates,
·	our ability to execute our business strategy in a very competitive environment,

·	our degree of financial leverage,
·	risks associated with our acquiring and integrating companies into our own,

·	risks related to market acceptance and demand for our services,
·	the impact of competitive services,

·	other risks referenced from time to time in our SEC filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	06/30/2012	12/31/2011
Statement of Financial Position

ASSETS
Current Assets:
Cash	$21,833	$1,519
Accounts receivable	182,897	276,954
Inventory	267,257	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	474,237	461,361

Property and equipment, net	9,764	16,310
Deposits	18,365	18,365
Total assets {sum}	$502,366	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,914,912	$6,564,585
Bank overdraft	80,256	173,262
Due to related parties	598,283	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,115,079	1,145,892
Total current liabilities {sum}	8,713,424	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,713,424	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 89,091 and 90,934 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,803,584 and 26,978,501 issued and outstanding	27,614	26,788
Additional paid-in capital	16,581,416	16,546,092
Accumulated deficit	(25,442,014)	(24,544,723)
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	(8,832,870)	(7,971,729)
Total Non-controlling interests	(621,812)	(36,652)
Total stockholders' deficit {sum}	(8,211,058)	(8,008,381)
Total liabilities and stockholders' deficit {sum}	$502,366	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Statement of Operations
Total Revenues	$735,427	$804,125	$1,303,702	$1,781,392
Cost of Sales	361,859	519,391	714,182	1,071,942
Gross Margin {sum}	373,568	284,734	589,520	709,450

Selling, General and Administrative	395,029	333,278	1,739,680	701,677
Research and Development	25,000	8,152	25,450	19,207
Legal Expense	16,159	35,529	43,586	50,920
Loss from operations {sum}	(62,620)	(92,225)	(1,219,196)	(62,354)

Interest expense	(52,096)	(53,031)	(94,499)	(100,462)

Net loss	(114,716)	(145,256)	(1,313,695)	(162,816)

Less: Net loss attributable to the non-controlling interest	(55,552)	(15,089)	(416,404)	(27,755)

Net Loss attributable to common stockholders {sum}	(59,164)	(130,167)	(897,291)	(135,061)

Profit (Loss) per share - basic	$(0.00)	($0.00)	($.03)	($0.01)

Basic weighted average number of common shares	27,477,062	26,456,607	27,245,769	26,328,377

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,313,695)	$ (162,816)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	6,546	15,077
Amortization	0	8,916
Stock paid for services	36,150	82,700
Increase in non-controlling interest	1,074,867	0
Changes in operating assets and liabilities
Accounts receivable	94,057	(40,276)
Inventory	(86,619)	98,278
Prepaids	0	(14,803)
Deposits	0	559
Accounts payable and accrued liabilities	350,327	143,582
Bank overdraft	(93,006)	21,640
Due to related parties	(17,500)	(32,500)
Accrued interest	49,069	0
Customer deposits	(0)	(25,693)

Net cash provided by operating activities	100,196	94,664

Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from notes payable	25,320	0
Payments on notes payable, net	(105,202)	(100,466)
Net cash used in financing activities	(79,882)	(100,466)

Net increase (decrease) in cash	20,314	(9,072)

Cash, beginning of period	1,519	10,833

Cash, end of period	21,833	1,761

Supplemental cash flow information:

Cash paid for interest	0	8,238

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	0	36,607

Conversion of preferred stock	610	220

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

Arrayit has a December 31 year end.

Arrayit ’s principal office is in Sunnyvale, California. Arrayit presently has nine employees.

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

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Fixed Assets – Cost	$350,429	$350,429
Less:
Accumulated Depreciation	(340,665)	(334,119)
Total	$9,764	$16,310

Depreciation expense totalled $6,546 and $15,077, respectively, for the six months ended June 30, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2012	December 31, 2011
ACCOUNTS PAYABLE
Trade Vendors	$1,656,257	$1,179,108
Professional Advisors	2,840,761	3,110,669
Total Accounts Payable	4,497,018	4,289,777

ACCRUED LIABILITIES
Accrued salaries and wages	1,826,112	1,443,574
Judgment Interest	407,885	391,982
Other	183,897	439,252
Total Accrued Liabilities	2,417,894	2,274,808
TOTAL	$6,914,912	$6,564,585

NOTE 8 – DEBT

	June 30, 2012	December 31,2011

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Notes payable, interest at 10%, which was due January 22, 2011 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the issuance of 300,000 warrants issuable for shares of common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	$76,640	$66,371

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 200,000 shares of the Company's common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Company's chief financial officer; 50,000 common shares provided without compensation by a minority shareholder in Arrayit Diagnostics; and a call option call to acquire an additional 50,000 common shares currently held by a minority shareholder in Arrayit Diagnostics.	61,939	53,640

Notes payable, interest at 10%, payable on demand with no current payments due, loan from the Company’s Chairman	25,000	0

	$163,579	$120,011

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	262,500	250,000

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,166	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	654,834	741,372
	951,500	1,025,881

Notes payable including related parties	$1,115,078	$1,145,892

Short Term Debt	$1,115,078	$1,145,892
Long Term Debt	0	0

Notes payable including related parties	$1,115,078	$1,145,892

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at June 30, 2012:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	2,190,000	$0.23
Granted	—	—
Cancelled/forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding at June 30, 2012	2,190,000	$0.23

3

NOTE 10 – ROYALTY OBLIGATIONS

(a)	Wayne State University – ARRAYIT DIAGNOSTICS, INC.

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

NOTE 13- STOCKHOLDERS' EQUITY

 The following table summarizes changes in stockholders' equity during the quarter ended June 30, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional			Total
	Preferred Series A	Preferred Series C	Common Stock	Paid In	Retained		Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Controlling	Total
Balance, December 31, 2011	22,034	$22	90,934	$92	26,978,501	$26,788	$16,546,092	$(24,544,723)	$(7,971,729)	$(36,652)	$(8,008,381)

Convert Preferred C to Common			(1,853)	0	720,020	720	(720)		0		0

Issuance of shares for services					106,325	106	36,044	0	36,150	0	36,150

Increase in non-controlling interest										1,074,868	1,074,868

Net Loss for the six months ended
June 30, 2012								(897,291)	(897,291)	(416,404)	(1,313,695)
Balance, June 30, 2012	22,034	$22	89,081	$92	27,804,846	$27,614	$16,581,416	$(25,442,014)	$(8,832,870)	$621,812	$(8,211,058)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that certain of its liabilities listed on the balance sheet under the headings "Accounts Payable," "Accrued Liabilities" and "Note Payable" will be retired by issuing stock versus cash during the next 24 months; (ii) expectation that it will continue to devote capital resources to fund continued development of the Arrayit technology; (iii) anticipation that it will incur significant capital expenditures to further its deployment of the Arrayit offerings; and (iv) anticipation of a significant increase in operational and SG&A costs as it accelerates the development and marketing of the Arrayit operations.

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

Arrayit Corporation

Dated: October 22, 2012	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director