Form 10-Q
period 2012-09-30
Arrayit Corp
filed 2012-11-21
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Arrayit corporation, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	001-16381	79-0600966
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

524 East Weddell Drive Sunnyvale, CA 94089
(Address of Principal Executive Offices) (Zip Code)

(408) 744- 1331
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

There were 28,027,934 shares of the Registrant’s common stock outstanding at October 29, 2012.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011(audited)	4
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		20
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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	09/30/2012	12/31/2011
ASSETS
Current Assets:
Cash	$23,702	$1,519
Accounts receivable	[1]198,582	[2]276,954
Inventory	352,691	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	577,225	461,361

Property and equipment, net	6,492	16,310
Deposits	18,365	18,365
Total assets {sum}	$602,082	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,905,678	$6,564,585
Bank overdraft	199,718	173,262
Due to related parties	586,783	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	1,149,541	1,145,892
Total current liabilities {sum}	8,846,615	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,846,615	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 89,091 and 90,934 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 27,803,584 and 26,978,501 issued and outstanding	27,614	26,788
Additional paid-in capital	16,581,416	16,546,092
Accumulated deficit	(25,437,081)	(24,544,723)
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	(8,827,937)	(7,971,729)
Total Non-controlling interests	583,404	(36,652)
Total stockholders' deficit {sum}	(8,244,533)	(8,008,381)
Total liabilities and stockholders' deficit {sum}	$602,082	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended Sept 30, 2012	For the Three Months Ended Sept 30, 2011	For the Nine Months Ended Sept 30, 2012	For the Nine Months Ended Sept 30, 2011
Statement of Operations
Total Revenues	$547,233	$780,455	$1,850,935	$2,561,837
Cost of Sales	252,003	451,065	966,185	1,523,008
Gross Margin {sum}	295,230	329,380	884,750	1,038,829

Selling, General and Administrative	297,745	359,764	2,037,425	1,061,441
Research and Development	771	3,427	26,221	22,633
Legal Expense	8,331	23,621	51,917	74,542
Loss from operations {sum}	(11,617)	(57,432)	(1,230,813)	(119,787)

Interest expense	(27,859)	(40,587)	(122,358)	(141,049)

Net loss	(39,476)	(98,019)	(1,353,171)	(260,836)

Less: Net loss attributable to the non-controlling interest	(44,407)	(10,124)	(460,813)	(37,880)

Net Income (Loss) attributable to common stockholders {sum}	4,931	(87,895)	(892,358)	(222,956)

Profit (Loss) per share - basic	$(0.00)	($0.00)	($.03)	($0.01)

Basic weighted average number of common shares	27,803,584	26,660,419	27,434,176	26,480,759

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net loss	$(1,353,171)	$(260,836)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	9,818	22,502
Amortization	0	8,916
Stock paid for services	36,150	173,200
Increase in non-controlling interest	1,080,868	0
Changes in operating assets and liabilities
Accounts receivable	78,372	19,232
Inventory	(172,053)	22,804
Prepaids	0	(14,803)
Deposits	0	559
Accounts payable and accrued liabilities	341,094	152,690
Bank overdraft	26,456	82,425
Due to related parties	(29,000)	(46,833)
Accrued interest	70,388	0
Customer deposits	(0)	(25,693)

Net cash provided by operating activities	88,922	134,163

Cash flows from investing activities:
Net cash provided by (used in) investing activities	0	(3,290)
Cash paid for purchase of fixed assets	0	(3,290)

Cash flows from financing activities:
Proceeds from loans, net	85,320	0
Repayment of notes payable	(152,059)	(140,100)
Net cash used in financing activities	(66,739)	(140,100)

Net increase (decrease) in cash	22,183	(9,227)

Cash, beginning of period	1,519	10,833

Cash, end of period	23,702	1,606

Supplemental cash flow information:

Cash paid for interest	0	141,049

Cash paid for income taxes	0	0

Noncash Transaction:

Payment of bank note by related party in exchange for
note payable with the company	0	161,602

Conversion of accrued interest to notes payable	0	47,174

Conversion of preferred stock	610	220

Shares issued for services	0	173,200

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

September 30, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at September 30, 2012:

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

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Arrayit Diagnostics, Inc., whereby 19,350,000 shares of common stock of Arrayit Diagnostics (61% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Arrayit Diagnostics, Inc. Arrayit Diagnostics submitted the Form S-1 registration statement to the SEC during the fourth quarter of 2012.

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

 Loss per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at September 30, 2012 and at December 31, 2011 were anti dilutive.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations. At September 30, 2012, Arrayit had a working capital deficit of $8,269,390 an accumulated deficit of $25,437,081, and recurring net losses.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	September 30, 2012	December 31, 2011
Gross accounts receivable	$525,558	$652,504
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(193,976)	(242,550)
Total	$198,582	$276,954

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse. The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected. The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at September 30, 2012, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable. At September 30, 2012, the balance outstanding under the recourse contracts was $193,976 net of a hold back reserve of $43,573 (December 31, 2011, $242,550 net of a hold back reserve of $59,405). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Fixed Assets – Cost	$350,429	$350,429
Less:
Accumulated Depreciation	(343,937)	(334,119)
Total	$6,492	$16,310

Depreciation expense totalled $9,818 and $7,425, respectively, for the three months ended September 30, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September, 2012	December 31, 2011
ACCOUNTS PAYABLE
Trade Vendors	$1,518,598	$1,179,108
Professional Advisors	3,021,936	3,110,669
Total Accounts Payable	4,540,534	4,289,777

ACCRUED LIABILITIES
Accrued salaries and wages	1,863,612	1,443,574
Judgment Interest	415,787	391,982
Other	85,745	439,252
Total Accrued Liabilities	2,365,144	2,274,808
TOTAL	$6,905,678	$6,564,585

NOTE 8 – DEBT

	September 30, 2012	December 31, 2011

NOTES PAYABLE - ARRAYIT DIAGNOSTICS, INC.

Note payable to WEM Equity Capital, with interest at 10%, due January 22, 2011 and now past due, secured by 1,000,000 shares of the Company's common stock. The terms also called for Arrayit Corporation to issue 300,000 warrants for shares of common stock at $0.22 per share, expires February 15, 2013.	$78,556	$66,371

Note payable Juggernaut Financial Group, LLC, interest at 10%, due August 10, 2010 and is now past due, secured by 200,000 shares of the Company's common stock, pledged by Company shareholders	63,487	53,640

Note payable to Chief Executive Officer of the Company, interest of 10%, due on demand	85,000	0

	$227,043	$120,011

NOTES PAYABLE - ARRAYIT CORP.

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share.	268,750	250,000

Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	34,166	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	619,582	741,372
	922,498	1,025,881

Notes payable including related parties	$1,149,541	$1,145,892

Short Term Debt	$1,149,541	$1,145,892
Long Term Debt	0	0

Notes payable including related parties	$1,149,541	$1,145,892

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at September 30, 2012:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	2,190,000	$0.23
Granted	—	—
Cancelled/forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	2,190,000	$0.23

3

NOTE 10 – ROYALTY OBLIGATIONS

(a)	Wayne State University – ARRAYIT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and Arrayit Diagnostics, Inc (ADI), effective December 7, 2009 ADI is obligated to pay the University royalties of 5% of net sales. In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended September 30, 2012, and hence no obligation to pay any amounts to Wayne State University.

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

There were no revenues generated during the fiscal periods ended September 30, 2012 and hence no obligation to pay any amounts to the Parkinson’s Institute.

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

Operations for the periods ended September 30, 2012 and December 31, 2011 include $0 and $149,200 of stock-based compensation, arising from the granting of 0 and 656,000 unregistered common shares, respectively. Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

The Series C Preferred Stock has no stated dividend rate. The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding. The 103,143 Series C Preferred Stock was issued on February 21, 2008. These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1. On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter. During the three months ended September 30, 2012, zero Series C Preferred Stock shares were converted into shares of common stock.

NOTE 13- STOCKHOLDERS' EQUITY

The following table summarizes changes in stockholders' equity during the quarter ended September 30, 2012:

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS

	Preferred Series A		Preferred Serious C		Common Stock		Additional Paid in	Retained
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Total Non Controlling	Total
Balance, December 31, 2011	22,034	$22	90,934	$92	26,978,501	$26,788	$16,546,092	$(24,544,723)	$(7,971,729)	$(36,652)	$(8,008,381)

Convert Preferred C to Common			(1,853)	0	720,020	720	(720)		0		0

Issuance of shares for services					106,325	106	36,044	0	36,150	0	36,150

Increase in non-controlling interest										1,080,868	1,080,868

Net Loss for the six months ended
September 30, 2012								(892,358)	(892,358)	(460,813)	(1,353,171)
Balance, September 30, 2012	22,034	$22	89,081	$92	27,803,584	$27,614	$16,581,416	$(25,437,081)	$(8,827,937)	$583,404	$(8,244,533)

NOTE 14 – INCOME TAXES

At September 30, 2012 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $25 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $10 million has been recorded against the deferred tax asset for as of September 30, 2012 and December 31, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. There was no change in the valuation allowance during the quarter ended September 30, 2012. The NOL carry-forwards will fully expire in 2031.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2012. Future minimum lease payments as of September 30, 2012 are as follows:

YEAR ENDING

2012 $ 30,967

Rent expense was $147,927 and $134,880 for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2012, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KA for the year ended December 31, 2011. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three and Nine Months Ended September 30, 2012 and 2011

Gross revenues for the three months ended September 30, 2012 and 2011 were $547,233 and $780,445, respectively, representing an 30% decrease in gross revenues for the period. Gross revenues for the nine months ended September 30, 2012 and 2011 were $1,850,935 and $2,561,837, respectively, representing a 28% decrease in gross revenues for the period. The Company has an increasing backlog of orders to fulfill, and attributes the decrease in gross revenues to a shortage of working capital to fulfill orders more timely. The backlog of orders for the period ending September 30, 2012 is approximately $355,250 and the backlog of orders was approximately $150,000 for the period ending September 30, 2011.

The cost of sales for the three months ended September 30, 2012 and 2011 were $252,003 and $451,065, respectively resulting in gross profit for the period of $295,230 and $329,380, respectively. The cost of sales for the nine months ended September 30, 2012 and 2011 amounted to $966,185 and $1,523,008, respectively, resulting in gross profit for the nine months ended September 30, 2012 and 2011 of $884,750 and $1,038,829, respectively. The Company’s cost of sales is dependent upon product mix. During the third quarter of 2012, the gross margin was 58% versus 41% for the third quarter of 2011. The Company sold more microarray manufacturing services in the third quarter of 2012, which has a higher gross margin percentage than the instruments and consumables that were sold in the quarter ended September 30, 2011.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $297,745 and $359,764, respectively. The decrease of $62,019 is attributable to the cost of issuing stock during the three months ended September 30, 2011, and no shares were issued during the three months ended September 30, 2012.

 Net loss from operations was $39,476 for the three months ended September 30, 2012, compared with a net loss from operations of $98,019 for the three months ended September 30, 2011. Net loss from operations for the nine months ended September 30, 2012 was $1,353,171, compared with a net loss from operations of $260,836 for the nine months ended September 30, 2011.

Legal expenses of $8,331 and $51,917 for the three months and nine months ended September 30, 2012 were attributable to the cost of preparing the Form S-1 for Arrayit Diagnostics and maintenance fees on the patents of TeleChem International, Inc. and Arrayit Corporation. Legal expenses of $23,621 and $74,542 for the three months and nine months ended September 30, 2011 were related to settling the lawsuit between Pediatrix and Arrayit’s wholly owned subsidiary, TeleChem International, Inc.

Interest expense was $27,859 and $122,358 for the three months and nine months ended September 30, 2012, compared to $40,587 and $141,049 for the three months and nine months ended September 30, 2011. The interest costs for 2012 and 2011 include the amortized cost of debt arrangement fees and warrants issued in connection with financing. The decrease in interest costs was the result of negotiating lower interest rates on past due balances with creditors.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $44,407 and $10,124 for the three months ended September 30, 2012 and 2011, respectively, and $460,813 and $37,880 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash flows provided by operations were $88,922 for the nine months ended September 30, 2012, and cash flows provided by operations were $134,163 for the nine months ended September 30, 2011. As of September 30, 2012, we had had a working capital deficiency of $8,269,390 and an accumulated deficit of $25,437,081. The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgement interest.

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

We estimate that we may require approximately $1,200,000 over the next twelve (12) months to meet our expenses and to continue to perfect our proprietary microarray technology.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the nine months ended September 30, 2012, the Company relied upon short term loans and extended terms from its creditors to finance its loss from operations.

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

Based on this review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our chief executive officer, who is also our acting chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 11, 2012, Baker Hughes, Inc. filed a Notice of Motion and Motion for Appointment of Intellectual Property Receiver against the Company’s subsidiary, TeleChem International, Inc., seeking to compel assignment of intellectual property in partial satisfaction of a judgment. The Company’s counsel will defend this action at the Santa Clara County Municipal Court on November 29, 2012.

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

NONE

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – REMOVED AND RESERVED

NONE

ITEM 5 – OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arrayit Corporation

Dated: November 20, 2012	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director