Form 10-Q/A
period 2012-09-30
Arrayit Corp
filed 2012-12-03
CIK 1084507

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

PART II – OTHER INFORMATION

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Arrayit Corporation. (the "Company") for the period ended September 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on November 21, 2012 is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language: (i) the Company’s condensed consolidated balance sheets as of August 31, 2012 (unaudited) and November 30, 2011; (ii) the Company’s unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011; (iii) the Company’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011; and (iv) the notes to the Company’s condensed consolidated financial statements (unaudited).

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

Arrayit Corporation
Date: December 3, 2012	By: /s/Rene Schena
Principal Accounting Officer