Form 10-K
period 2012-12-31
Arrayit Corp
filed 2013-04-17
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

Arrayit Corporation

(Exact name of registrant as specified in its charter)

_________________

Nevada	001-16381	76-0600966
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

524 East Weddell Drive, Sunnyvale, CA 94089
(Address of Principal Executive Offices) (Zip Code)

408-744-1331
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
OTCQB

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate

by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The issuer’s revenues for the most recent fiscal year ended December 31, 2012 were $2,491,834.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,116,788.

As of April 15, 2013, there were 28,287,939 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

Audit Fees
Audit-Related Fees
Tax Fees
All Other Fees

PART IV

Item 15.	Exhibits, Financial Statement Schedules

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", , “ARRAYIT”, “TELECHEM”, “AVANT DIAGNOSTICS”, “ARRAYIT MARKETING”, “ARRAYIT SCIENTIFIC SOLUTIONS”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K. UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2012.

Portions of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

-	our ability to raise capital,
-	our ability to provide our products and services at competitive rates,
-	our ability to execute our business strategy in a very competitive environment,
-	our degree of financial leverage,
-	risks associated with our acquiring and integrating companies into our own,
-	risks related to market acceptance and demand for our services,
-	the impact of competitive services, and
-	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases may vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the biotech industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified it.

Overview:

Arrayit Corporation is a leading life sciences technology company providing innovative products and services that empower scientists and clinicians to study all living things, from humans, animals, and plants, to viruses and bacteria. This research is being performed in thousands of government, university, pharmaceutical, biotechnology, and agrigenomics laboratories around the world, where scientists seek to expand our knowledge of the biological functions essential for life. Beginning at the genetic level, where our tools are used to elucidate the correlation between gene sequence and biological processes, life science research expands to include the study of the cells, tissues, organs, systems, and other components that make up living organisms. Novel insights into the function of genes and proteins, early stage disease diagnostics, better and safer medicines, and safer and more nutritional crop plants are some of the many aspects of human health empowered by Arrayit technology. Arrayit has secured its position in the industry by leveraging the company’s widely used patented microarray manufacturing platform and revolutionary VIP™ genotyping technology. Since 1999, Arrayit has built a powerful portfolio of patents, trade secrets, and more than 650 life sciences products. The company was featured on the television series NOVA in 2001, received successive appointments to the Inc. 500 list of fastest growing private companies in 2002 and 2003, and has received numerous local awards including the Rising Star award from the City of Sunnyvale and the Silicon Valley Top 50 award in 2003.

Arrayit has proven expertise in three key areas:  the development and support of microarray tools and components, custom printing and analysis of microarrays for research, and the development of diagnostic microarrays and tools for early detection of treatable disease states.  The Company’s patented tools and trade secrets provide the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information. The Company believes this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery, drug development and clinical research, allowing diseases to be detected earlier and permitting better choices of drugs for individual patients.

Effective Thursday, March 19, 2009, Arrayit Corporation’s common stock began trading on the OTC Bulletin Boards as “ARYC”. The authorized common shares of the Company are 480,000,000 and the authorized preferred shares of the Company are 20,000,000.

Arrayit has a December 31 year end.

Arrayit’s principal office is located at 524 East Weddell Drive in Sunnyvale, California. Arrayit presently has nine employees.

General Business Description, Operations and Changes in Control

Overview of the Business

Arrayit strives to increase shareholder equity by inventing, developing, manufacturing and selling sophisticated life sciences products and services to an extensive customer base spanning 50 countries. Our corporate philosophy is put into action by a highly skilled, multidisciplinary team of scientists, business professionals, engineers, investors, executive and support staff, all of whom place shareholder value, product quality, customer service and price competitiveness as our highest priorities. Arrayit technology empowers decisive strategic advantage and return on investment in the basic research, pharmaceutical, diagnostic, and health care markets. We presently conduct operations through two wholly owned subsidiaries, one majority owned subsidiary, and one minority owned subsidiary as outlined below:

TeleChem International, Inc., a wholly owned subsidiary

Arrayit Marketing, Inc., a wholly owned subsidiary

Arrayit Scientific Solutions, Inc., 98% majority owned subsidiary

Avant Diagnostics, Inc., 47% minority owned subsidiary

Arrayit Products and Services

Since 1999, Arrayit has focused on developing microarray laboratory instruments, glass substrate slides, kits and reagents using an open platform strategy, in contrast to the closed platform formats of its largest competitors. Arrayit’s patented printing technology has become an industry standard for microarray manufacturing, allowing customers to manufacture microarrays of all types including DNA, protein, patient DNA, antibody, antigen, peptide, carbohydrate, and many others. This flexibility differentiates Arrayit’s microarray technology from competitors, who are generally limited to DNA microarrays. Arrayit sells both small-scale microarray manufacturing robots (SpotBot®) and high throughput versions (NanoPrint™). The SpotBot® and NanoPrint product lines have been further enhanced to accommodate more stringent requirements for manufacturing protein microarrays. Arrayit also offers personal microarray scanners (SpotLight™) as well as high-end scanning instruments (InnoScan®). As the industry continues to grow, Arrayit is providing more fully integrated platforms such as the company’s Platinum, Gold, Silver and Bronze Variation Identification Platform™ (VIP) genotyping systems, including cleanroom and laboratory versions. Arrayit is expanding its pre-printed microarray content to complement its flagship H25K Whole Human Genome Microarray, which is a premium product for biomarker discovery and drug compatibility testing. Arrayit is expanding its Microarray Services capabilities in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing. With the investment proposed in its business plan, Arrayit will create a variety of microarray based diagnostic tests using Arrayit’s patented VIP Healthcare technology and related proprietary approaches. As microarrays move into clinical diagnostics and genetic screening applications, the Company expects to earn license and royalty fees in these areas. A full microarray product list with descriptions, scientific publications, protocols and pricing is available at http://arrayit.com.

The Microarray Industry

Arrayit’s core business is in the life sciences research market, with customers in laboratories at universities, medical research centers and government institutions, as well as biotechnology and pharmaceutical companies. Researchers at these institutions use Arrayit products and services in a broad spectrum of scientific activities such as genotyping and gene expression, basic research into the function of genes in plants and animals, research on the human genome, development of diagnostics for personalized medicine, and diagnostic screening tools for drug development programs that identify toxicity patterns in patient populations. Arrayit products are cited in more than 4,700 scientific publications to date.

Health Care Industry Segment

Arrayit Corporation believes that the analysis of genetic variation and function will play an increasingly important role in molecular biology, and that by empowering genomic and proteomic analysis, our tools and trade secrets will advance disease research, drug development, and the creation of molecular diagnostic tests. In addition to developing all types of microarray-based solutions for life science, applied science, and consumer markets, Arrayit is facilitating the transition to the clinic, by supporting and carrying out clinical trials to gather data for regulatory submissions in the US and globally, and establishing infrastructure to offer products designed and manufactured in compliance with global quality standards for medical devices.

As personalized medicine progresses, it has become apparent that millions of people will need to be tested for various diseases or traits in order to identify whether or not a disease is present, or to determine compatibility with specific drug treatments. However, testing millions of patient samples, one at a time, would overwhelm laboratory testing facilities and be cost prohibitive. To solve this problem, Dr. Mark Schena developed and patented a method to place up to 100,000 individual patient samples on a single microarray substrate slide. That slide is then immersed in a solution that contains the known markers for a specific disease, such as congenital hearing loss, Parkinson’s Disease, Alzheimer’s Disease, etc. The results are as easy as reading a traffic signal. Should any one of those 100,000 patient samples contain the marker for the disease being tested, a red spot appears, and if not, a green spot appears. This procedure can also identify carriers as yellow spots. Because of the sophistication of this patented invention, one lab could test hundreds of thousands of patient samples a day after receiving a sample of DNA from each patient. It is the only method available to the industry that can accomplish this. Dr. Schena’s multi-patient genotyping procedure is protected by the following patents:

US Patent 6,913,879

Australia 2002218740

Europe 1343911

Korea 10-0756015

New Zealand 523560

Singapore 94899

Taiwan I280282

Israel 153848

Other worldwide patents pending

 Strategic Relationships and Licensing Arrangements

Arrayit Corporation and Wayne State University completed Task 2 of a sponsored research agreement to study ovarian cancer, producing three new proteomic markers that may provide additional sensitivity and specificity for the OvaDx® test. Continuing analysis of these markers, coupled with other technical improvements we have made, suggests that we may achieve our OvaDx® clinical trials goals of 90% sensitivity and specificity approaching 100% for this multi-purpose screening test. Recent advances in Arrayit Blood Card technology indicates that OvaDx® is deployable using both intravenous draws, as well as just 4-5 drops of human blood, a capacity the company believes will greatly simplify testing by facilitating the procurement, handling and storage of large numbers of OvaDx® patient samples.

Arrayit Corporation will manufacture and process the OvaDx® tests, and Avant Diagnostics, Inc. (“AD”) will market and sell the OvaDx® test upon FDA approval. As of December 31, 2012, Arrayit Corporation owns 19.5 million of approximately 41.5 million issued shares in Avant Diagnostics, Inc. Arrayit Corporation and AD are exploring strategic partnership opportunities with corporations that have a large customer base, and a significant sales and marketing presence in the diagnostics industry worldwide. AD’s OvaDx® Pre-Symptomatic Ovarian Cancer Screening Test is expected to be the first product on the market to allow detection of all stages and histologies of ovarian cancer including stage IA disease, which has excellent treatment options and prognosis.

Arrayit has an ongoing collaboration with the Parkinson’s Institute to test known Parkinson’s Disease (PD) patients’ blood to identify biomarkers for Parkinson’s Disease. Arrayit is also using the H25K Whole Human Genome Microarray to examine PD samples and has identified the world’s first functional mRNA biomarkers for Parkinson’s Disease. An expanded patient study will be used to further validate the PD biomarkers.

Arrayit provides a variety of customized solutions for its life science and pharmaceutical customers. We are the sole provider of custom microarray glass manufacturing services to a major life sciences tools company on an OEM basis. Our microarray manufacturing technology and substrates are being used to create the first allergy microarrays approved for the Taiwanese and Chinese markets. Arrayit is also providing OEM microarray manufacturing services for a breast cancer test, and CE approval is expected in 2013.

Product and Services Categories

Arrayit’s revenues are generated through the following major product lines:

Patented Printing Technology
Arrayit manufactures the world’s most widely used microarray printing technology consisting of Professional, 946, Stealth and ChipMaker® pins and printheads. Arrayit’s patented printing technology allows the high-speed manufacture of DNA, protein, antibody, lipid, carbohydrate and other types of microarrays for research and diagnostic applications including gene expression, genotyping, protein profiling and many more.
Instrumentation

Automated microarray manufacturing instruments including NanoPrint™, SpotBot Titan, SpotBot Extreme, and SpotBot® Protein and Personal microarrayers. NanoPrint™ allows high-end, high throughput manufacturing, whereas SpotBot® systems are the only personal microarrayers in the industry that enable affordable benchtop use.

Other instruments include SpotLight™ CCD fluorescence scanners, SpotWare® colorimetric scanners, InnoScan® laser scanners, TrayMix™ Hybridization Stations, ArrayMix Hybridization Stations, high speed centrifuges, air jets, and vacuum products. Laboratory tools and bioinformatics computers complete the instrumentation line which are all designed to facilitate the quality and speed of microarray research.

Consumables

Arrayit manufactures and provides the microarray industry with variety of laboratory consumables, including glass substrates and slides, reagents, solutions, kits and clean room supplies.

Arrayit Super Microarray Substrates have been adopted by major Life Science companies and are used industry wide. They are polished atomically flat glass surfaces with proprietary coupling chemistry that afford high signal intensities and low background noise for premium quality microarray experimentation.

Arrayit buffers and solutions are optimized to increase the quality of microarray manufacturing, processing, and use. Purification kits provide both a high yield and superior purity. Applications include: DNA microarrays, fluorescent microarray purification, sequencing and others. Arrayit kits utilize proprietary binding membranes and purification chemistries for optimal performance.

Healthcare Platforms
Arrayit’s patented Healthcare technology, the Variation Identification Platform (VIP), allows diagnostic tests to be performed by depositing as many as 100,000 patient samples onto a single microarray. VIP platforms enable the manufacture of extremely high-quality microarrays with superior precision and accuracy. These microarrays containing 100,000 individual features allow the simultaneous genotyping of 100,000 different patients in a single test, which dramatically reduces the cost of manufacturing and processing such genotyping tests by more traditional means.

Arrayit Opportunity in Diagnostics and Personalized Medicine

With the completion of the human genome sequencing project, genetic researchers have focused on identifying the variations in the DNA of specific genes in the genome. These DNA variations are partly what define individual characteristics, including disease states or a statistical propensity for disease as well as compatibility with specific pharmaceutical compounds. In addition to DNA analysis, it is now possible to identify messenger RNA (mRNA) and protein markers or biomarkers in the blood stream that provide definitive early warning signs for diseases such as Parkinson’s Disease and ovarian cancer. Arrayit technology uniquely allows the analysis and identification of all of the major classes of molecules in the human body (DNA, mRNA and protein) using a single patented and proprietary microarray technology platform. The implications of this capability are far-reaching and impact not only the research community, but will also impact individual patients and medical and insurance providers in the near future. Diagnostic tests that detect diseases very early in their progression provide options for earlier treatments that may improve patient quality of life and prognosis by delaying or preventing disease progression or even death. The health care enterprise will incur major cost savings by avoiding costly late stage disease treatments.

We intend to pursue opportunities to license diagnostic markers that were developed using our platform and to acquire businesses that increase our disease diagnostic capability and expand our geographic reach. We also intend to acquire manufacturers of other highly engineered and customized ancillary or complementary products that will further our penetration into the life sciences, diagnostics and health care markets and our customer base served by these sectors. We favor academic and commercial candidates that have core competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major positive trends occurring in our industry.

Competition within the Microarray Research and Development Industry

Arrayit competes with large and small, public and private companies. The industry has been historically dominated by Affymetrix which achieved strong market penetration by being the first public company to commercialize and promote microarray applications. Over the past few years, Illumina has taken significant market share from Affymetrix. However, both competitors face mid to long term scientific and technological challenges because they are limited by what they can deposit onto a microarray--DNA. Arrayit’s patented printing technology can deposit any kind of molecule into a microarray, including DNA, proteins, antibodies, diagnostic elements and other compounds. These next generation microarrays represent the largest growth opportunity in the industry. Arrayit has a long-term advantage in its unique line of personal and high throughput microarray printers, highest sensitivity microarray scanners, top quality consumables, patented diagnostic methods, collaborative corporate culture, and competitive pricing. Arrayit’s main competitors are:

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$41.93	$14.55B
Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries. The microarray division is a small portion of their total business. Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$4.15	293.22M
Affymetrix provides consumables and systems for genetic analysis in life sciences. Their process creates a microarray by means of photolithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$52.22	$6.48B
Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets. Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

(1) Share price and market cap values as of March 1, 2013.

Advertising, Marketing and Sales

Arrayit has become a recognized brand through major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and via e-mail newsletters. All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales. The Arrayit.com web site regularly receives more than 750 unique visitors per day and 22,000 visitors per month and over 700,000 hits per month. Because of the wealth of scientific information and protocols on the site, many consider it be the scientific portal of the microarray industry.

The Company’s sales strategy relies on providing exceptional customer service and technical support. Arrayit has developed a network of more than 50 international distributors in Eastern and Western Europe, Asia, the Middle East, South Africa, India and other locations world-wide. These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 46% of the Company’s 2012 revenues. These foreign receivables are insured through Atradius Trade Credit Insurance, Inc.

Facilities

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations. The base rent is $10,350 per month plus a monthly operating expense charge of $1,987.20. The lease expires on November 30, 2013.

Avant Diagnostics, Inc operates from corporate offices located at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 95255.

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

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays that are labeled for research use only by cytogenetics labs, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”). We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of microarrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”). If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

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

Employees

As of April 1, 2013, we had 9 full time employees. We had no part-time employees. None of our employees are covered by a collective bargaining agreement with a union. We consider our relationship with our employees to be good.

Comment Letters Issued by the SEC

On December 7, 2012, the SEC issued a comment letter relating to Arrayit Diagnostics, Inc’s Form S-1 filed on November 13, 2012. Pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended, Arrayit Diagnostics, Inc. (now Avant Diagnostics, Inc.) requested that the Securities and Exchange Commission consent to the withdrawal of the Registration Statement on Form S-1 (File No. 333-184899) filed on November 13, 2012. The withdrawal of the Form S-1 was requested in order to complete a private placement prior to filing a Registration Statement on Form S-1.

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

Risks Related to the Growth of Our Business

We must continually develop and commercialize new or enhanced products and services to spur growth.

Our success depends in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The life sciences tools market is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genomic and proteomic research is ongoing. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or less economical. If we do not appropriately innovate and invest in new technologies, then our technologies may become dated and our customers could move to new technologies offered by our competitors.

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

-	availability, quality and price as compared to competitive products and services;
-	the functionality of new and existing products and services;
-	the timing of introduction of our products and services as compared to competitive products and services;
-	the existence of product defects;
-	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;
-	citation of our products in published research; and
-	general trends in life science research and life science informatics software development.

Our new or enhanced technologies, products or services may or may not be accepted by customers in our target markets. For example, once we have developed or obtained a new technology, we may fail to successfully commercialize new products and services based on that technology, particularly to the extent that our new products and services compete with established technologies or the products and services of more established competitors. Risks relating to product adoptions include the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

8

Our growth depends in part on our ability to acquire new technologies, products and services, which may absorb significant resources and may or may not be successful.

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges.

Factors that affect the success of our acquisitions include:

-	our ability to retain key employees of the acquired company;
-	the performance of the acquired business, technology, product or service;
-	our ability to integrate operations, financial and other systems;
-	the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;
-	any disruption in order fulfillment due to integration processes and therefore loss of sales;
-	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
-	any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; and
-	Our assumption of known contingent liabilities that are realized, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, to the extent that the realization of any of these liabilities increases our expenses or adversely affects our business or financial position.

Emerging market opportunities in molecular diagnostics may or may not develop as quickly as we expect.

Molecular diagnostics is the fastest growing segment of the diagnostics market. At present, this growth is largely driven by infectious disease testing, but molecular diagnostics is rapidly expanding into new areas such as reproductive health and cancer management, which are focus areas for our diagnostics business. The increasing efficacy of molecular diagnostics is driven by the continuing discovery of genomic and proteomic markers with proven clinical utility, the increasing adoption of genomic and proteomic based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved tests. We believe that our microarray technology, instruments and consumables are foundational and will provide for continuing growth in this market. However, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. At this time, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

Patent disputes can be costly to prosecute and defend, and adverse judgments could result in damage awards, increased royalties and other similar payments and decreased sales.

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

9

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

The market for molecular diagnostics products and services is highly competitive, has high barriers to entry, and has several other large companies with significant market share. For example, companies such as Affymetrix, Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. We also face competition from established diagnostic companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios. They also have substantial experience in new product development, regulatory expertise,

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.

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

Factors that could affect the spending levels of our customers include:

-	weakness in the global economy and changing market conditions that affect our customers;

-	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;
-	changes in government programs that provide funding to companies and research institutions;
-	changes in the regulatory environment affecting life science companies and life science research;
-	impact of consolidation within the pharmaceutical industry; and
-	cost reduction initiatives of customers.

Government funding of research and development is subject to the political process, which is inherently unpredictable. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive grant funding. Additionally, if our customers are unable to obtain funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

-	our partners may develop technologies or components competitive with our products and services;
-	our existing collaborations may preclude us from entering into additional future arrangements;
-	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
-	some of our agreements may terminate prematurely due to disagreements between us and our partners;
-	our partners may not devote sufficient resources to the development and sale of our products and services;
-	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;
-	our collaborations may be unsuccessful; or
-	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

The size and structure of our current sales, marketing and technical support organizations may limit our ability to sell our products and services.

Although we have invested significant resources to expand our direct sales force and our technical and support staff, we may not be able to support a global sales, marketing or technical support organization that is sufficient to sell, market or support our products globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. These and other third parties on whom we rely for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

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

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that products that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products may decline. In addition, we maintain minimal backup manufacturing capabilities for the production of our products. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Risks Related to Our Operations

We have had significant operating losses expect to continue to incur net losses for the near term.

Although we have been operating for twenty years, we have been unable to consistently operate profitably. As of December 31, 2012, we had an accumulated deficit of approximately $24,315,589. We have reported net losses of approximately $576,470 and $248,618 for the fiscal years ended December 31, 2012 and 2011, respectively. Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees. We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

If we are able to generate funds from financing actitivies, we will have sufficient cash and cash equivalents, to support our projected operating needs for the next fiscal year. However, with limited revenues from sales of our products and services, our business plan that calls for us to continue to improve our products, create new products, and more aggressively market our existing products will require us to obtain additional working capital. Our future capital requirements depend on many factors, including continued progress in product enhancements and new product development programs, the magnitude of these programs, the time and costs involved in completion of technological, manufacturing and market requirements, and the cost of finalizing licensing agreements to produce licensing revenues. We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions which have significantly adversely affected the availability of credit, and other sources of capital. We may raise necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities; our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

·	the timing and volume of work under new agreements;
·	general economic conditions;
·	the spending patterns of customers;
·	customer orders received;
·	losses experienced in our operations not otherwise covered by insurance;
·	a change in the demand or production of our products caused by severe weather conditions;
·	convertible debt and warrant grants categorized as derivative financial instruments require changes in fair value be recorded in the consolidated statement of operations;
·	a change in the mix of our customers, contracts and business;
·	increases in design and manufacturing costs; and
·	the ability of customers to pay their invoices owed to us and disagreements with customers related to product performance on delivery.

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

We rely on our credit facility with our primary lender, amongst other avenues, to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the world economy may discourage or prevent our primary lender and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our primary lender or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

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

13

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

Because we became public through a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a reverse merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any public or private offerings on our behalf.

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

There may be a limited market for our securities and we may fail to qualify for a NASDAQ, NYSE or other listing.

Although we plan on applying for listing of our common stock on the NASDAQ, NYSE or a different national exchange once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the NASDAQ, NYSE or other national exchanges. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, you may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

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

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

-	competition;
-	our inability to produce products in sufficient quantities and with appropriate quality;

-	the frequency of experiments conducted by our customers;
-	our customers’ inventory of products;
-	the receipt of relatively large orders with short lead times; and
-	our customers’ expectations as to how long it takes us to fill future orders.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act may require, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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
(5)	conditions and trends in the market for biotech developers

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 524 East Weddell Drive, Sunnyvale, California 94089. The corporate headquarters covers 8,280 square feet which in addition to the executive offices, shipping and receiving, include a microarray manufacturing cleanroom demonstration facility, two (2) microarray manufacturing clean rooms, a substrate manufacturing clean room, preparation and packing facilities, and quality control and quality assurance work stations. The base rent is $10,350 per month plus a monthly operating expense charge of $1987.20. The lease expires on November 30, 2013.

Avant Diagnostics, Inc. operates from offices located at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85255.

ITEM 3. LEGAL PROCEEDINGS

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

QUARTER ENDED	HIGH	LOW

January 1, 2013 – March 1, 2013	$0.20	$0.11

December 31, 2012	$0.23	$0.10
September 30, 2012	$0.33	$0.16
June 30, 2012	$0.31	$0.12
March 31, 2012	$0.47	$0.09

December 31, 2011	$0.17	$0.08
September 30, 2011	$0.27	$0.08
June 30, 2011	$0.27	$0.09
March 31, 2011	$0.35	$0.20

As of December 31, 2012, we had 28,179,096 shares of common stock issued and outstanding held by approximately 362 shareholders of record based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who hold their stock in “street name.” In addition we had 22,034 shares of Series A Convertible Preferred Stock issued and outstanding and 88,888 shares of Series C Convertible Preferred Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

On	January 5, 2011, we issued 27,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	January 11, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	January 24, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	February 18, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	March 22, 2011, we issued 18,000 unregistered common shares for a consideration for consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	April 1, 2011, we issued 40,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	April 8, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	May 10, 2011, we issued 100,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	August 29, 2011, we issued 425,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	September 16, 2011, we issued 10,000 unregistered common shares for services rendered. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	December 19, 2011, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	February 1, 2012, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	February 6, 2012, we issued 31,325 unregistered common shares in exchange for engineering consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	February 7, 2012, we issued 75,000 unregistered common shares in exchange for business development consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	April 3, 2012, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	May 30, 2012, we issued 500,010 unregistered common shares upon converstion of 1,429 Preferred Class C shares. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	October 23, 2012, we issued 149,250 unregistered common shares in exchange for engineering consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	October 23, 2012, we issued 75,000 unregistered common shares in exchange for business development consulting services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	December 5, 2012, we issued 25,000 unregistered common shares in exchange for public relations, communications, consulting and advisory services. The Company relied upon the exemption under Section 4(2) of the Securities Act.
On	December 5, 2012, we issued 125,000 unregistered common shares in exchange for public relations, communications, consulting and advisory services. The Company relied upon the exemption under Section 4(2) of hte Securities Act.

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

Non-controlling Interest:

We account for the non-controlling interest in our subsidiary under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements. A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   As of December 31, 2012, Arrayit Corporation has a 47% ownership investment in Avant Diagnostics, Inc., and 100% ownership investment in TeleChem International, Inc., Arrayit Scientific Solutions, Inc., and Arrayit Marketing, Inc.  As of December 31, 2012, Avant Diagnostics was deconsolidated from Arrayit Corporation due to Arrayit Corporation’s ownership investment changing to 47%.

Effective December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by Avant Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shareholders of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

A non-controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non-controlling interest is the ownership held by owners other than the consolidating parent.   The non-controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2013, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets. Should we not be successful in raising funds, we will curtail the development of our diagnostics business and concentrate our efforts on the sale of our tools and consumables.

DEBT OBLIGATIONS

At December 31, 2012, the Company had $929,269 of debt (2011 - $1,145,892). The debt is comprised of advances from creditors of $45,749 (2011 - $34,509); a past due loan from minority shareholders of $275,000 (2011 - $250,000); and $608,520 (2011 - $741,372) is due to shareholders, Arrayit Officers and Directors, and their families. To date, the Company has been able to meet the servicing of debts from cash flow generated by operations. The 2011 amount also included $120,011 of obligations of the Company’s then majority owned subsidiary, Avant Diagnostics, Inc. as of December 31, 2012.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Gross revenues for the twelve months ended December 31, 2012 and 2011 were $2,491,834 and $3,811,578, respectively, representing a 35% decrease from the prior period.

The cost of sales for the twelve months ended December 31, 2012 and 2011 were $1,273,744 and $2,310,008, respectively, resulting in a gross profit for the twelve months ended December 31, 2012 and 2011 of $ 1,218,090 and $1,501,570, respectively. The Company’s cost of sales and gross profit are dependent upon product mix.

Selling, general and administrative expenses for the twelve months ended December 31, 2012 and 2011 were $3,112,800 and $1,313,065, respectively. The majority of the increase of $1,799,735 for the year ended December 31, 2012 is attributable to adding staff in Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) and issuances of stock for services.

Net income from operations was $229,134 for year ended December 31, 2012, compared with a net loss from operations of $198,740 for the year ended December 31, 2011. The increase in net income is primarily attributable to other income associated with the deconsolidation of Avant Diagnostics and offset by a reduction in sales, increase in general and administrative expenses, and the cost of issuing shares in exchange for services.

Legal expenses associated with patents and preparing the S-1 registration statement for Arrayit Diagnostics, Inc. accounted for most of the legal expense of $85,295 for the year ended December 31, 2012, and legal expenses associated with the Pediatrix case and plans of corporate restructuring, including the planned spin-off of Arrayit Diagnostics, Inc., accounted for most of the legal expense of $88,006 for the year ended December 31, 2011.

Interest expense was $267,083 and $309,568 for the years ended December 31, 2012 and 2011, respectively. The interest costs for 2012 and 2011 include the amortized cost of debt arrangement fees and warrants issued in connection with financing. The decrease in total interest costs was the result of negotiating a lower interest rate on debt and decreased amortization.

Net loss attributable to the non-controlling interest in our Arrayit Diagnostics, Inc. subsidiary amounted to $805,604 for the year ended December 31, 2012 and $49,878 for the year ended December 31, 2011.

The Company had net income attributable to common shareholders of $229,134 compared to net loss of $198,740 for the year ended December 31, 2011, an increase in net income of $427,874.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $565,683 and total liabilities of $8,207,828 as of December 31, 2012. We had total negative working capital of $7,642,145 as of December 31, 2012.

We had total assets of $496,036 and total liabilities of $8,504,417 as of December 31, 2011. We had total negative working capital of $8,043,056 as of December 31, 2011.

We had accounts payable and accrued liabilities of $6,567,136 at December 31, 2012 compared to $6,564,585 at December 31, 2011.

For the years ended December 31, 2012 and 2011, we had net cash provided by operating activities of $30,023 and $199,437, respectively.

For the years ended December 31, 2012 and 2011, we had net cash used in financing activities of ($30,928) and ($205,461), respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrayit Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Arrayit Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and has working capital and stockholder deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida

April 16, 2013

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011

ASSETS
Current Assets:
Cash	$518	$1,519
Accounts receivable	227,743 [1]	276,954 [2]
Inventory	316,807	180,638
Prepaid expenses	2,250	2,250
Total current assets {sum}	547,318	461,361

Property and equipment, net	0	16,310
Deposits	18,365	18,365
Total assets {sum}	$565,683	$496,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,567,136	$6,564,585
Bank overdraft	129,495	173,262
Due to related parties	577,033	615,783
Customer deposits	4,895	4,895
Notes payables, current portion including related parties	929,269	1,145,892
Total current liabilities {sum}	8,207,828	8,504,417
Notes payable, long term	0	0
Total liabilities {sum}	8,207,828	8,504,417

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 88,888 and 90,945 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 28,179,096 and 26,978,501 issued and outstanding	27,988	26,788
Additional paid-in capital	16,645,342	16,546,092
Accumulated deficit	(24,315,589)	(24,544,723)
Total Arrayit Corp’s Stockholders’ Equity (Deficit) {sum}	(7,642,145)	(7,971,729)

Non-controlling interest:
Royalty interests	0	285,000
Less: Subscriptions receivable	0	(13,750)
Interest in subsidiaries earnings	0	(307,902)
Total Non-controlling interests {sum}	0	(36,652)
Total stockholders' deficit {sum}	(7,642,145)	(8,008,381)
Total liabilities and stockholders' deficit {sum}	$565,683	$496,036
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011

	2012	2011
Statement of Operations
Total Revenues	$2,491,834	$3,811,578
Cost of Sales	1,273,744	2,310,008
Gross Margin {sum}	1,218,090	1,501,570

Selling, General and Administrative	3,112,800	1,313,065
Research and Development	67,884	39,549
Legal Expense	85,295	88,006
Income (Loss) from operations {sum}	(2,047,889)	60,950

Interest expense	(267,083)	(309,568)
Gain on deconsolidation of subsidiary, net	1,738,502	0

Net loss	(576,470)	(248,618)

Less: Net loss attributable to the non-controlling interest	(805,604)	(49,878)
Net Income (loss) attributable to common stockholders {sum}	$229,134	($198,740)

Profit (Loss) per share - basic	$0.01	($0.01)
Profit (Loss) per share – diluted	$0.00	n/a

Basic weighted average number of common shares	27,581,235	26,479,612
Diluted weighted average number of common shares	59,920,675	n/a

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2012 and 2011

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2012 and 2011

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained		Royalty	Subscription	Interest In	Total
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total	Earnings	Total	Earnings	Controlling	Total

Balance, December 31, 2010	22,034	$ 22	91,887	$ 92	25,992,486	$ 25,802	$ 16,397,878	$ (24,345,983)	$ (7,922,189)	$ 285,000	$ (13,750)	$ (258,024)	$ 13,226	$ (7,908,963)

Convert Preferred C to Common	-	-	(942)	-	330,015	330	(330)		-					-

Issuance of shares for services	-	-	-	-	656,000	656	148,544		149,200					149,200

Net Loss for the year ended
December 31, 2011								(198,740)	(198,740)			(49,878)	(49,878)	(248,618)
Balance, December 31, 2011	22,034	22	90,945	92	26,978,501	26,788	16,546,092	(24,544,723)	(7,971,729)	285,000	(13,750)	(307,902)	(36,652)	(8,008,381)

Convert Preferred C to Common			(2,057)		720,020	720	(720)							-

Issuance of shares for services					480,575	480	99,970		100,450					100,450

Increase in non-controlling interest												1,460,870	1,460,870	1,460,870

Gain on deconsolidation of subsidiary										(285,000)	13,750	(347,364)	(618,614)	(618,614)

Net Loss for the year ended
December 31, 2012								229,134	229,134			(805,604)	(805,604)	(576,470)
Balance, December 31, 2012	22,034	$ 22	88,888	$ 92	28,179,096	$ 27,988	$ 16,645,342	$ (24,315,589)	$ (7,642,145)	$ -	$ -	$ -	$ -	$ (7,642,145)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(576,470)	$(248,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,310	27,092
Provision for bad debts	43,047	0
Increase in non-controlling interest	1,460,870	0
Gain on deconsolidation of subsidiary	(1,738,502)	0
Stock paid for services	100,450	149,200
Changes in operating assets and liabilities
Inc/dec in accounts receivable	6,164	(89,712)
Inc/dec in inventory	(136,169)	121,298
Inc/dec in prepaids	0	(2,250)
Inc/dec in deposits	0	559
Inc/dec in accounts payable and accrued liabilities	853,863	128,145
Inc/dec in bank overdraft	(43,767)	173,262
Inc/dec in due to related parties	(38,750)	(29,333)
Inc/dec in accrued interest	82,977	125,269
Inc/dec in customer deposits	0	(155,475)

Net cash provided by operating activities	30,023	199,437
Cash flows from investing activities:
Cash paid for purchase of fixed assets	0	(3,290)
Cash of deconsolidated subsidiary	(96)	0
Net cash used in investing activities	(96)	(3,290)

Cash flows from financing activities:
Proceeds from loans, net	163,447	0
Repayment of notes payable	(194,375)	(205,461)
Net cash used in financing activities	(30,928)	(205,461)

Net decrease in cash	(1,001)	(9,314)

Cash, beginning of period (start)	1,519	10,833

Cash, end of period (end)	518	1,519

Supplemental cash flow information:

Cash paid for interest	$125,654	$184,299

Cash paid for income taxes	$0	$0

Noncash Transaction:

Payment of bank note by related party in exchange for note payable with the company	$0	$161,602

Conversion of accrued interest to notes payable	$82,977	$125,269

Conversion of preferred stock	$720	$330

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada Corporation that entered into the life science industry in 1996. Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

On December 31, 2012, the accompanying Consolidated Financial Statements include the following majority owned subsidiaries:

Subsidiary	Date of Incorporation	Business of Entity	Ownership

TeleChem International, Inc.	November 1, 1993	Import and distribution of industrial chemicals	100%

Arrayit Marketing, Inc.	September 3, 2008	No current operations	100%

Arrayit Scientific Solutions, Inc.	October 15, 2009	Marketing a test for Parkinson’s Disease	98%

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) as a majority owned subsidiary. On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest. In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain of $1,738,502 on the transaction. The retained non-controlling interest was originally valued at $290,250 pursuant to the equity method of accounting and then immediately written off as it was deemed to be impaired. The gain on deconsolidation was reduced for the impairment charge and also reduced by $505,537 which represented amounts due to the Company from Avant Diagnostics, Inc. and considered uncollectible. Net assets deconsolidated at December 31, 2012 included cash of $96, total liabilities of $1,625,521 and the carrying value of the non-controlling interest of $618,614. During 2012, the noncontrolling interest was increased by $1,460,870 for share issuances by Avant Diagnostics, Inc. for cash of $145,870 and services valued at $1,315,000.

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics owned by Arrayit Corporation (currently 47% of total shares) will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the Form S-1 registration statement by Avant Diagnostics, Inc.

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

Non-Controlling Interest

The Company accounts for the non-controlling interest in its subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements. A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Royalty interests that entitle the holder to participate in future earnings and are not repayable were classified as non-controlling interests.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities. As of December 31, 2012, Arrayit Corporation has a 100% ownership interest in TeleChem International, Inc., Arrayit Marketing Inc., and a 98% ownership interest in Arrayit Scientific Solutions, Inc.

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) as a majority owned subsidiary. On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest. In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain of $1,738,502 on the transaction. The retained non-controlling interest was originally valued at $290,250 pursuant to the equity method of accounting and then immediately written off as it was deemed to be impaired. The gain on deconsolidation was reduced for the impairment charge and also reduced by $505,537 which represented amounts due to the Company from Avant Diagnostics, Inc. and considered uncollectible. Net assets deconsolidated at December 31, 2012 included cash of $96, total liabilities of $1,625,521 and the carrying value of the non-controlling interest of $618,614. During 2012, the noncontrolling interest was increased by $1,460,870 for share issuances by Avant Diagnostics, Inc, for cash of $145,870 and services valued at $1,315,000.

Effective December 12, 2011 Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics then owned by Arrayit Corporation (currently 47% of total shares) would be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by Avant Diagnostics, Inc. The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

A non-controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent. A non-controlling interest is the ownership held by owners other than the consolidating parent. The non-controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet. The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent. Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

Equity Method Investments

Investments where the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in the balance sheet. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income (expense) in the statements of operations. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2012 and 2011, equity method investments totaled zero and the Company’s share of net earnings related to these investments was zero in 2012 and2011. During 2012, the Company recorded an impairment charge of $290,250 to reduce the carrying value of an equity investment to zero. The impairment charge was applied against gain on deconsolidation of subsidiary in the statements of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At December 31, 2012, Arrayit had a working capital deficit of $7,660,510, and an accumulated deficit of $24,315,589.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	December 31, 2012	December 31, 2011
Gross accounts receivable	$590,449	$652,504
Less
Allowance for doubtful accounts	($133,000)	($133,000)
Loan value of receivables sold with recourse (see Note 5)	($229,706)	($242,550)
Total	$227,743	$276,954

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse. The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected. The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at December 31, 2012, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable. At December 31, 2012, the balance outstanding under the recourse contracts was $229,706 net of a hold back reserve of $86,984 (December 31, 2011, $242,550 net of a hold back reserve of $59,405). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Fixed Assets – Cost	$311,157	$350,429
Less
Accumulated Depreciation	($311,157)	($334,119)
Total	$0	$16,310

Depreciation expense totaled $16,310 and $27,092, respectively, for the years ended December 31, 2012 and 2011.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	December 31, 2012	December 31, 2011

ACCOUNTS PAYABLE

Trade Vendors	$1,488,622	$1,179,108
Professional Advisors	$3,059,594	$3,110,669

Total Accounts Payable	$4,548,216	$4,289,777

ACCRUED LIABILITIES

Accrued salaries and wages	$1,127,089	$1,443,574
Judgment interest	$482,404	$391,982
Other	$409,427	$439,252

Total Accrued Liabilities	$2,018,920	$2,274,808

TOTAL	$6,567,136	$6,564,585

NOTE 8 – DEBT

Notes Payable – Avant Diagnostics, Inc.	December 31, 2012	December 31, 2011

Note payable, interest at 10%, due January 22, 2011 and now past due, secured by 1 million shares of the Company’s common stock, pledged to the private lender without compensation by the Company’s Chairman. The terms also call for the issuance of 300,000 warrants issuable for shares of the Company’s common stock at $0.22 per share. The annual effective interest rate for this loan is estimated to be 243.8%	—	$66,371
Note payable, interest at 10%, due August 10, 2010 and now past due, secured by 200,000 shares of the Company’s common stock, pledged to the private lender without compensation as follows: 100,000 common shares provided by the Companys former Chief Financial Officer, 50,000 common shares provided by a minority shareholder in Avant Diagnostics, Inc. and a call option to acquire an additional 50,000 common shares currently held by a minority shareholder in Avant Diagnostics, Inc.	—	53,640
Note payable, interest at 10%, due on demand	—	0

Total	—	$120,011
Notes Payable – Arrayit Corporation
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest is being accrued at 25% default rate. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share. The annual effective interest rate for this loan is estimated to be 239.2%	$275,000	$250,000
Note payable, 0% interest, due on demand, together with 75,000 shares of common stock in the form of common stock warrants	15,000	0
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	30,749	34,509
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	608,520	741,372
Total	$929,269	$1,025,881

Total notes payable, including related parties	$929,269	$1,145,892

Long term debt	0	0
Short term debt	$929,269	$1,145,892

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

 During 2012, 75,000 warrants were issued and 350,000 warrants expired.

Options

On October 1, 2009, the Company granted 450,000 options to the President of Avant Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date.

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at December 31, 2012:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2010	2,190,000	$0.23
Granted	—	—
Cancelled/forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2011	2,190,000	$0.23

Granted	75,000	$0.19
Cancelled/forfeited	—	—
Expired	350,000	$1.00
Exercised	—	—

Outstanding at December 31, 2012	1,915,000	$0.08

NOTE 10 – ROYALTY OBLIGATIONS

(a)	Advisory Agreement

Under paragraph 2 (b) of an advisory agreement dated August 11, 2009 between Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) and a limited liability partnership, controlled by parties that are also shareholders in Arrayit Corporation, there was a contractual obligation to pay a Royalty of Twenty percent (20%) of the net sales of Avant Diagnostics, Inc., and its subsidiaries, which includes the Company. “Net Sales” means the gross selling price by the Company and sub-licensees for the sale of any product or products, less trade discounts allowed, credits for claims or allowances, commissions, refunds, returns and recalls.

The term of the advisory agreement was five years. The royalties and ownership provisions were in perpetuity.

The entitlement to royalties under the advisory agreement was decreased by obligation to pay royalties to other advisors and investors. With respect to the revenue generated by Avant Diagnostics, Inc. as described in (b) below the Company was obligated to pay a 0.3% royalty to purchasers of royalty interests, thereby reducing the Company’s obligation to the advisor by a similar amount, resulting in a net royalty obligation to the advisor of 19.7% on revenue generated by our Ovarian subsidiary.

During the periods ended December 31, 2012 and 2011, there were no revenues earned and hence no obligation to pay any royalties.

On March 5, 2012, the 20% royalty interest was exchanged for 385,000 shares of Avant Diagnostics, Inc.

(b)	Royalty Interests – AVANT DIAGNOSTICS, INC.

Third party investors purchased royalty interests in the amount of $285,000 in Arrayit Diagnostics (Ovarian), Inc., in return for a zero decimal three percent (0.3%) royalty on net sales of the Ovarian test. Amounts received with respect to these royalty interests were shown as Non-Controlling Interests on the Balance Sheet, as there are no terms of repayment of the royalty interests.  On May 23, 2011, Avant Diagnostics, Inc. acquired the outstanding 20% non-controlling interest in Ovarian, recognizing no gain or loss on the transaction.  Ovarian was then collapsed into Diagnostics, which continues to be a 47% owned subsidiary of the company.  The 0.3% royalty interests on net sales of the Ovarian test owned by third party investors were not affected and remained in place.

During the periods ended December 31, 2012 and 2011, there were no revenues earned and hence no obligation to pay any royalties.

On March 5, 2012, a 0.3% royalty interest was exchanged for 200,000 shares of Avant Diagnostics, Inc.

(c)	Wayne State University – AVANT DIAGNOSTICS, INC.

Under terms of a biomarker license agreement between Wayne State University and Avant Diagnostics, Inc., effective December 7, 2009, Avant Diagnostics, Inc. is obligated to pay the University royalties of 5% of net sales.  In addition the license agreement provides for lump sum payments to be made as milestone events are achieved.

There were no revenues generated during the fiscal period ended December 31, 2012 and 2011, and hence no obligation to pay any royalties to Wayne State University.

(d)	The Parkinson’s Institute – ARRAYIT SCIENTIFIC SOLUTIONS, INC.

Pursuant to an agreement dated February 9, 2009 between the Company, and The Parkinson's Institute, a California Corporation, Arrayit Scientific Solutions, Inc. is obligated to make payments of 5% of gross earnings generated from research derived from the biological specimens from Parkinson's disease patients and control patients provided by the Parkinson's Institute.

There were no revenues generated during the fiscal periods ended December 31, 2012 and 2011 and hence no obligation to pay any royalties to the Parkinson’s Institute.

NOTE 11 – STOCK-BASED COMPENSATION

Operations for the years ended December 31, 2012 and 2011 include $100,450 and $149,200 of stock-based compensation, arising from the granting of 480,575 and 656,000 unregistered common shares, respectively.

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

During the years ended December 31, 2012 and 2011, 2,057 and 942 Series C Preferred Stock shares were converted into 720,020 and 330,015 shares of common stock, respectively.

NOTE 13 – INCOME TAXES

At December 31, 2012 and December 31, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24.3 and $25.4 million, respectively, including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of approximately $9.5 million has been recorded against the deferred tax asset as of December 31, 2012 and December 31, 2011 due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will fully expire in 2032.

NOTE 14 – DUE TO RELATED PARTY

Pursuant to a previous consulting agreement with Dr. Mark Schena, Director, which ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge. Amounts outstanding at December 31, 2012 and 2011 of $577,033 and $615,783, respectively, are unsecured, non-interest bearing and due on demand.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Disclosure regarding lawsuits

The Company accrues interest each quarter on outstanding judgments. The Company records interest expense equal to the court indicated interest rate applied to the outstanding judgment and records an increase in judgment interest payable, which corresponds to the interest expense recognized during the year.

Legal Firm Amount Payable Description

At Dec 31, 2012

Baker Hughes	$143,111	Baker Hughes, Inc. vs TeleChem International, Inc., Case #106-CV-075502 Baker Hughes, a chemical manufacturer, sued TeleChem for breach of contract regarding payment for chemicals supplied, resulting in a judgment against TeleChem plus interest, costs and attorneys fees.
Hogan, Holmes & Usoz LLP	$61,197	Hogan Holmes and Usoz LLP vs TeleChem International, Inc., Case #1-09-CV-156111. Hogan Holmes and Usoz LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered. The parties agreed to a payment schedule and reached a settlement. The payment schedule is current.
Morrison & Foerster LLP	$1,354,133	Morrison & Foerster LLP vs TeleChem International, Inc., Case # CGC-07-469964 Morrison & Foerster LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered, resulting in a judgment against TeleChem plus interest, costs and attorneys fees.
Townsend & Townsend & Crew	$139,704	Townsend & Townsend & Crew, a law firm, represented TeleChem International, Inc. in Oxford Gene Technology Ltd. Vs TeleChem International, Inc. Case# 04-013 KAJ. Oxford Gene Technology, a biotech company, sued TeleChem for patent infringement. The lawsuit was settled in 2005. Accounts payable to Townsend are for services rendered.
Reed Smith LLP	$1,757,541	Reed Smith LLP, a law firm, represented TeleChem International, Inc. in Pediatrix Screening, Inc. vs TeleChem International, Inc., Case #01-2226. The case was settled on October 27, 2011. Accounts payable to Reed Smith LLP are for services rendered.

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2013.

Future minimum lease payments as of December 31, 2012 are $135,709.

Rent expense was approximately $182,657 and $180,338 for the years ended December 31, 2012 and 2011, respectively.

Note 16 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2012 and 2011, trade creditors converted no accounts payable into shares of common stock.

Common Shares Issued for Service

During 2012, the Company issued 480,575 common shares to consultants under consulting agreements. The associated expense was $100,450.

During 2011, the Company issued 656,000 common shares to consultants under consulting agreements. The associated expense was $149,200.

Common Shares Issued for Compensation

No shares were issued as compensation during 2012 and 2011.

Common Shares Issued for Cash

No shares were issued for cash during 2012 and 2011.

Common Shares Issued on Exercise of Options

No shares were issued for options during 2012 and 2011.

Issuance of Warrants for Services and as Part of Debt

No warrants were issued for services or debt during 2012 or 2011, except for 75,000 warrants issued for debt in 2012.

Series “A” Convertible Preferred Stock

The Series “A” Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series “A” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 22,034 (2011 – 22,034) issued and outstanding shares.

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

The 103,143 Series “C” Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and at December 31, 2012 there were 88,888 (2011 – 90,945) issued and outstanding shares.. These Series “C” Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2012:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	1,250,000	0.1	n/a	0	n/a
$0.20	200,000	1.8	n/a	0	n/a
$0.22	100,000	0.2	n/a	0	n/a
$0.32	290,000	0.8	n/a	0	n/a
$0.19	75,000	2	n/a	0	n/a

NOTE 17 – INCOME TAXES

At December 31, 2012, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million including approximately $17.5 million from IMHI at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $9,500,000 has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carryforwards will expire in 2032.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Rene Schena – Chairman, Chief Executive Officer and Chief Financial Officer

Arrayit Corporation was formed from the Biotech Division of TeleChem International Inc., a company Rene co-founded in 1993. Arrayit has emerged as a world leader in microarray technology under Rene’s leadership, being distinguished by Inc. Magazine in 2002 and 2003 as one of the nation’s Top 500 Fastest Growing privately-held companies; and in 2005 was recognized by the Silicon Valley Business Journal as the 11th largest woman-owned business in Silicon Valley.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other	Total
Compensation
		($)	($)	($)	($)	($)	($)

Rene A Schena	2012	$0	0	0	0	$0	$0
Chairman, Director and CEO	2011	0	0	0	0	0	$0

Todd J Martinsky	2012	0	0	0	0	0	$0
Vice President and Director	2011	0	0	0	0	0	$0

Mark Schena, Ph.D	2012	0	0	0	0	0	$0
President, Chief Technology Officer, Secretary & Treasurer, and Director	2011	0	0	0	0	0	$0

Fair value of stock awards was computed in accordance with FASB ASC Topic 718 (column (e)).

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources. Consequently, the guiding principles of our compensation programs are:

-	simplicity, clarity, and fairness to both the employee and the Company;
-	preservation of Company resources, including available cash; and
-	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

-	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
-	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2012 and 2011:

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

At December 31, 2012 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	22,034	0.32	7,051
Class C	88,888	350	31,110,800
Common		1

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

	Common Stock	Series C Preferred Stock	Series C Preferred Stock Common Share Equivalents	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena, Chief Executive Officer Chief Financial Officer, Chairman and Director	2,000,000	38,571	13,499,955	15,499,955	26.4%
Mark Schena, President and Director	1,000,000	12,857	4,500,090	5,500,090	9.4%
Todd Martinsky, Executive Vice President and Director	1,500,000	25,714	8,999,865	10,499,865	17.9%
Paul K. Haje, Vice President of Marketing, Consultant		12,857	4,500,090	4,500,090	7.7%
John Howell, Former President of Arrayit Diagnostics, Inc., Consultant	916,000			916,000	1.6%
William L. Sklar, former Chief Financial Officer and Former Director	775,000			775,000	1.3%

Greater Than 5% Shareholders
None

All of the Officers and Directors as a Group (6 Persons)	6,191,000	90,000	31,500,000	37,691,000	64.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a previous consulting agreement with Dr. Mark Schena ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge. Amounts outstanding at December 31, 2012 and December 31, 2011 of $577,033 and $615,783 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $50,441 and $67,555, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated.

Exhibit Number		Description	Previously Filed as Exhibit	File Number	Previously Date Filed

2.1		Agreement and Plan of Merger	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
2.2		Amendment and Restated Agreement and Plan of Merger	Exhibit A to the Registrant’s Preliminary Schedule 14C	001-16381	10/03/2008

3.1		Amended and Restated Bylaws	Exhibit 3iii to the Registrant's Report on Form 10K	0001-059016	04/15/2009
3.2		Amendment of Articles of Incorporation	Exhibit 3 to the Registrant's Report on Form 10K	0001-059016	04/15/2009
3.3		Certificate of Designation of the Series “C” Convertible Preferred Stock	Exhibit 10.3 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
3.4		Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock	Exhibit 10.4 to the Registrant's Current Report on Form 8-K	001-16381	10/03/2008
3.5		State if Delaware Certificate if Amendment of Certificate of Designation of Series “A” Convertible Preferred Shares	Exhibit 3.1 to the Registrant's Current Report on Form 8-K	0001-059016	11/25/2008
3.6		Code of Ethics	Exhibit 14 to the Registrant's Report on Form 10K	0001-059016	04/15/2009
4.1		Form of Warrant	Exhibit 4.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05

4.2		Form of Additional Investment Right "A"	Exhibit 10.2 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
4.3		Form of Additional Investment Right "B"	Exhibit 10.3 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
10.1		2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-119586	10/07/04
10.2		2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8	333-99371	9/10/02
10.3		Option to Purchase Common Stock between Registrant and John Howell	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A	0001-059016	10/26/2009
10.4		Form of Securities Purchase Agreement for 8.0% Senior Secured Convertible Notes	Exhibit 10.1 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
10.5		Form of Security Agreement	Exhibit 10.4 to Registrant's Current Report on Form 8-K	001-16381	2/28/05
10.6		SovCap Equity Partners, Ltd., Notes	Exhibit 10.3 to the Registrant's Report on Form 10K/A	0001-059016	09/17/2009
10.7		Common Stock Purchase Warrant	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	11/26/2008
10.8		License Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/09/2009
10.9		Sponsored Research Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/10/2009
10.10		Consulting Agreement dated November 1, 2009 between the Registrant and William L. Sklar	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	0001-059016	12/15/2009
10.11		Consulting Agreement dated January 2, 2010 between the Registrant and Mark Schena, Inc,	Exhibit 99.1 to the Registrant's Current Report on Form 8-K	0001-059016	03/31/2010
16.1		Letter From Berman, Hopkins & Laham, CPAs And Associates, LLP	Exhibit 16.1 to the Registrant's Current Report on Form 8-K	0001-059016	08/17/2010
21.1	*	Subsidiaries	Attached hereto
31.1	*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto
31.2	*	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto
32.1	*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

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

Date: April 17, 2013	Arrayit Corporation
By: /s/ Rene Schena
Rene Schena Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rene Schena	Chairman, Director, Chief Executive Officer, Chief Financial Officer	April 16, 2013
/s/ Mark Schena	Director, President	April 16, 2013
/s/ Todd Martinsky	Director, Executive Vice President	April 16, 2013

