Form 10-K/A
period 2012-12-31
Arrayit Corp
filed 2013-04-22
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 to ARRAYIT CORPORATION’s Quarterly Report on Form 10-K for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on April 17, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date: April 22 2013	Arrayit Corporation
	By	/s/ Rene Schena
Name: Rene Schena Title: Principal Accounting Officer