Form 10-Q
period 2013-03-31
Arrayit Corp
filed 2013-05-15
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

ARRAYIT CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-16381	76-0600966
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2013, there were 28,289,101 shares of common stock outstanding.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012(audited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		20
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

•	our ability to raise capital,
•	our ability to obtain and retain customers,

•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,

•	risks related to market acceptance and demand for our services,
•	the impact of competitive services, and

•	other risks referenced from time to time in our SEC filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	03/31/2013 (unaudited)	12/31/2012
ASSETS
Current Assets:
Cash	$518	$518
Accounts receivable	238,293 [1]	227,743 [2]
Inventory	183,945	316,807
Prepaid expenses	11,321	2,250
Total current assets {sum}	434,077	547,318

Deposits	18,365	18,365
Total assets {sum}	$452,442	$565,683

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,311,189	$6,567,136
Bank overdraft	37,528	129,495
Due to related parties	556,033	577,033
Customer deposits	47,164	4,895
Notes payables, current portion including related parties	907,195	929,269
Total current liabilities {sum}	7,859,109	8,207,828
Notes payable, long term	0	0
Total liabilities {sum}	7,859,109	8,207,828

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C,$0.001 par value; 88,574 and 88,888 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 28,289,101 and 28,179,096 issued and outstanding	28,098	27,988
Additional paid-in capital	16,645,232	16,645,342
Accumulated deficit	(24,080,111)	(24,315,589)
Total stockholders’ deficit) {sum}	(7,406,667)	(7,642,145)
Total liabilities and stockholders' deficit {sum}	$452,442	$565,683
[1] Accounts receivable, net of allowance for doubtful accounts of $133,000
[2] Accounts receivable, net of allowance for doubtful accounts of $133,000

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Statement of Operations	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Total Revenues	$942,916	$568,275
Cost of Sales	455,512	352,323
Gross Margin {sum}	487,404	215,952

Selling, General and Administrative	250,520	1,344,651
Research and Development	0	450
Legal Expense	30,215	27,427
Income (loss) from operations {sum}	206,669	(1,156,576)

Interest expense	(118,574)	(42,403)
Gain on extinguishment of liabilities	142,071	0
Bad debt recovery	5,312	0

Net income (loss)	235,478	(1,198,979)

Less: Net loss attributable to the non-controlling interest	0	(360,852)

Net Income (Loss) attributable to common stockholders {sum}	235,478	(838,127)

Income (Loss) per share - basic	$.01	($0.03)
Income (Loss) per share – diluted	$.00	($0.03)

Basic weighted average number of common shares	28,286,629	26,717,726
Diluted weight average number of common shares	59,294,580	26,717,726

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ 235,478	$ (1,198,980)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	0	3,500
Stock paid for services	0	36,150
Gain on extinguishment of liabilities	(142,071)	0
Bad debt recovery	(5,312)	0
Increase in non-controlling interest	0	1,000,000
Changes in operating assets and liabilities
Accounts receivable	(5,238)	217,291
Inventory	132,862	4,608
Prepaids	(9,071)	0
Accounts payable and accrued liabilities	(113,876)	93,662
Bank overdraft	(91,967)	(85,409)
Due to related parties	(21,000)	(10,000)
Accrued interest	20,348	0
Customer deposits	42,269	0

Net cash provided by operating activities	42,422	60,822

Cash flows from financing activities:
Repayment of notes payable	(42,422)	(41,639)
Net cash used in financing activities	(42,422)	(41,639)

Net increase in cash	0	19,183

Cash, beginning of period	518	1,519

Cash, end of period	518	20,702

Supplemental cash flow information:

Cash paid for interest	32,149	31,369

Cash paid for income taxes	0	0

Noncash Transaction:

Conversion of accrued interest to notes payable	20,348	11,034

Conversion of preferred stock	110	110
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED UNAUDITED STATEMENTS

March 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

 Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada “C” Corporation that entered into the life sciences industry in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary and patented technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for manufacturing molecular diagnostics.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K/A. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2012 as reported in Form 10-K/A, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at March 31, 2013:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	47% owned by Arrayit Corporation

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three months ended March 31, 2012. On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest. In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction. Thus, the Company’s March 31, 2013 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

 On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (47% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc. Avant Diagnostics plans to submit the Form S-1 registration statement to the SEC during the second quarter of 2013.

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

Non-Controlling Interest:

Arrayit Corporation is the controlling interest of an affiliated group, since it maintains investments in each of its operating entities. Effective December 12, 2011, Arrayit Corporation, signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (47% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc. The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at March 31, 2013 should be included in diluted earnings per common share. The effect of common stock equivalents outstanding at March 31, 2012 were anti-dilutive.

NOTE 3 – GOING CONCERN

 The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital and accumulated deficits. At March 31, 2013, Arrayit had a working capital deficit of $7,425,032 and an accumulated deficit of $24,080,111.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	March 31, 2013	December 31, 2012
Gross accounts receivable	$649,247	$590,449
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(277,954)	(229,706)
Total	$238,293	$227,743

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse. The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected. The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at March 31, 2013, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable. At March 31, 2013, the balance outstanding under the recourse contracts was $277,954 net of a hold back reserve of $201,583 (December 31, 2012, $229,706 net of a hold back reserve of $86,984). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Fixed Assets – Cost	$311,157	$311,157
Less:
Accumulated Depreciation	(311,157)	(311,157)
Total	$0	$0

Depreciation expense totaled $0 and $3,500, respectively, for the three months ended March 31, 2013 and 2012.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2013	December 31, 2012
ACCOUNTS PAYABLE
Trade Vendors	$1,153,529	$1,488,622
Professional Advisors	3,038,976	3,059,594
Total Accounts Payable	4,192,505	4,548,216

ACCRUED LIABILITIES
Accrued salaries and wages	1,143,159	1,127,089
Judgment Interest	566,098	482,404
Other	409,427	409,427
Total Accrued Liabilities	2,118,684	2,018,920
TOTAL	$6,311,189	$6,567,136

NOTE 8 – DEBT

	March 31, 2013	December 31, 2012

NOTES PAYABLE - ARRAYIT CORP.
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest is being accrued at 25% default rate. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share.	$281,875	$275,000
Note payable, 0% interest, due on demand together with 75,000 shares in the form of common stock warrants	15,000	15,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	31,367	30,749
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	578,953	608,520
Total notes payable, including related parties	$907,195	$929,269

Short Term Debt	$907,195	$929,269
Long Term Debt	0	0

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at March 31, 2013:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	1,915,000	$0.08
Granted	-	-
Cancelled/forfeited	-	-
Expired	1,550,000	$.05
Exercised	-	-
Outstanding at March 31, 2013	365,000	$0.23

NOTE 10 – ROYALTY OBLIGATIONS

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

There were no revenues generated during the fiscal periods ended March 31, 2013 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended March 31, 2013 and March 31, 2012 include $0 and $36,151 of stock-based compensation, arising from the granting of 0 and 106,325 unregistered common shares, respectively. Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

The Series C Preferred Stock has no stated dividend rate. The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding. The 103,143 Series C Preferred Stock was issued on February 21, 2008. These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1. On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter. During the three months ended March 31, 2013 and March 31, 2012, respectively, 314 Series C Preferred Stock shares were converted into 110,005 shares of common stock.

NOTE 13 – STOCKHOLDER’S EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total

Balance, December 31, 2012	22,034	$22	88,888	$92	28,179,096	$27,988	16,645,342	(24,315,589)	(7,642,145)

Convert Preferred C to Common			(314)		110,005	110	(110)

Net income for the three months
ended March 31, 2013								235,478	235478

Balance, March 31, 2013 (unaudited)	22,034	$22	88,574	$92	28,289,101	$28,098	16,645,232	(24080111)	(7,406,667)

NOTE 14 – INCOME TAXES

At March 31, 2013 and December 31, 2012, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.4 million and $9.5 million has been recorded against the deferred tax asset as of March 31, 2013 and December 31, 2012, respectively, due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The valuation allowance changed by $0.1 million during the quarter ended March 31, 2013. The NOL carry-forwards will fully expire in 2032.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2013. Future minimum lease payments as of March 31, 2013 are as follows:

YEAR ENDING

2013 $82,800

Rent expense was $37,012 and $32,516 for the three months ended March 31, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

 For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2013, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K/A for the year ended December 31, 2012 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Results of Operations

 Comparison of Operating Results –Three Months Ended March 31, 2013 and 2012

Gross revenues for the three months ended March 31, 2013 and 2012 were $942,916 and $568,275, respectively, representing a 66% increase in gross revenues for the period. The Company was able to fulfill some of its backlog of orders, and attributes the increase in gross revenues to fulfilling orders for high-throughput instruments, in particular NanoPrint LM60, SpotBot Titan and InnoScan 710AL. The current backlog of orders for the period ending March 31, 2013 is approximately $270,549 and the backlog of orders was approximately $95,183 for the period ending March 31, 2012.

The cost of sales for the three months ended March 31, 2013 and 2012 were $455,512 and $352,323, respectively resulting in gross profit for the period of $487,404 and $215,952, respectively. The Company’s cost of sales is dependent upon product mix. During the first quarter of 2013, the gross margin was 52% versus 38% for the first quarter of 2012. The Company sold more high-throughput instruments in the first quarter of 2013, which has a higher gross margin percentage than the entry level instruments and consumables that were sold in the quarter ended March 31, 2012.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $250,520 and $1,344,651, respectively. The decrease of $1,094,131 is largely attributable to consulting fees incurred during the three months ended March, 31, 2012.

Legal expenses of $30,215 for the three months ended March 31, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, and were also attributable to litigation with Recap Marketing and Consulting LLP against Arrayit Corporation, and to patent maintenance expenses. Legal expenses of $27,427 for the three months ended March 31, 2012 were mostly attributable to settling the lawsuit between Pediatrix and Arrayit’s wholly owned subsidiary, TeleChem International, Inc.

Net income from operations was $235,478 for the three months ended March 31, 2013, compared with a net loss from operations of $1,198,979 for the three months ended March 31, 2012. The increase in net income is due to the increase in revenues over the same period of the prior year, and due to deconsolidation of the financial reporting of Avant Diagnostics, Inc.

Interest expense was $118,574 for the three months ended March 31, 2013, compared to $42,403 for the three months ended March 31, 2012. The interest costs for 2013 and 2012 include the amortized cost of debt arrangement fees and warrants issued in connection with financing. The increase in interest costs was the result of additional interest accrued related to judgment settlements.. Other income for the three months ended March, 31, 2013 includes gain on extinguishment of liabilities of $142,071 and bad debt recovery of $5,312.

Liquidity and Capital Resources

Cash flows provided by operations were $42,422 for the three months ended March 31, 2013, and $60,822 for the three months ended March 31, 2012. As of March 31, 2013, we had a working capital deficiency of $7,425,032 and an accumulated deficit of $24,080,111. The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

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

We estimate that we may require approximately $1,800,000 over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

 During the three months ended March 31, 2013, the Company relied upon short term loans and extended terms from its creditors to finance its operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 29, 2013, Plaintiffs Baker Hughes, Inc. filed a Notice of Motion and Motion to Amend Judgment in Case No. 106 CV 075502 against the Company’s subsidiary, Defendant TeleChem International, Inc., seeking to include other subsidiaries and name changed corporate parent as judgment debtors. The Company’s counsel defended this action at the Santa Clara County Municipal Court on April 18, 2013. On April 18, 2013, the judge of the Superior Court granted the motion to include Arrayit Corporation as a judgment debtor, and denied the motion to include other subsidiaries (Arrayit Scientific Solutions, Inc. and Avant Diagnostics, Inc.) as judgment debtors. Although previous attempts at settlement have been unsuccessful, Arrayit Corporation and TeleChem International, Inc. will continue attempts to reach a settlement agreement with Baker Hughes, Inc.

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747for breach of contract with regard to warrants to purchase common stock. Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees. On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defences of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect. The parties await the court’s response.

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

Arrayit Corporation

Dated: May 15, 2013	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director