Form 10-Q/A
period 2013-03-31
Arrayit Corp
filed 2013-05-17
CIK 1084507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No. 1)

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

Arrayit Corporation

Nevada	001-16381	76-0600966
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

524 East Weddell Drive, Sunnyvale, CA 94089

(408) 744-1331

(Registrant’s address and telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

PART II – OTHER INFORMATION

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Arrayit Corporation (the "Company") for the period ended March 31, 2013 (“Form 10-Q”), as filed with the Securities and Exchange Commission on March 15, 2013 is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items formatted in XBRL (Extensible Business Reporting Language): (i) the Company’s condensed consolidated balance sheets as of March 31, 2013 (unaudited) and March 31, 2012; (ii) the Company’s unaudited condensed consolidated statements of operations for the three months and nine months ended March 31, 2013 and 2012; (iii) the Company’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012; and (iv) the notes to the Company’s condensed consolidated financial statements (unaudited).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events that may have occurred after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q.

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

Date: March 17, 2013	Arrayit Corporation
By: /s/Rene Schena
Principal Accounting Officer