Form 10-Q
period 2012-06-30
Arrayit Corp
filed 2013-08-14
CIK 1084507

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From______to_____

Commission File No. 001-16381

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of August 6, 2013, there were 30,134,093 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	06/30/2013 (unaudited)	12/31/2012
ASSETS
Current Assets:
Cash	$11,394	$518
Accounts receivable, net	277,190	227,743
Inventory	289,350	316,807
Prepaid expenses	2,250	2,250
Total current assets	580,184	547,318

Deposits	18,365	18,365
Total assets	$598,549	$565,683

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,416,752	$6,567,136
Bank overdraft	0	129,495
Due to related parties	540,033	577,033
Customer deposits	47,164	4,895
Notes payables, current portion including related parties	898,696	929,269
Total current liabilities	7,902,645	8,207,828
Notes payable, long term	0	0
Total liabilities	7,902,645	8,207,828

Commitments and contingencies	0	0

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C, $0.001 par value; 88,574 and 88,888 shares outstanding	92	92
Common stock, $0.001 par value; 480,000,000 shares authorized, 29,635,255and 28,179,096 issued and outstanding	29,444	27,988
Additional paid-in capital	16,818,886	16,645,342
Accumulated deficit	(24,152,540)	(24,315,589)
Total stockholders’ (deficit)	(7,304,096)	(7,642,145)
Total liabilities and stockholders' deficit	$598,549	$565,683

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Statement of Operations	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012

Total Revenues	$602,672	$735,427	$1,545,588	$1,303,702
Cost of Sales	376,896	361,859	832,408	714,182
Gross Margin	225,776	373,568	713,180	589,520

Selling, General and Administrative	239,382	395,029	489,902	1,739,680
Research and Development	1,215	25,000	1,215	25,450
Legal Expense	7,692	16,159	37,907	43,586
Income (loss) from operations	(22,513)	(62,620)	184,156	(1,219,196)

Interest expense	(73,379)	(52,096)	(191,953)	(94,499)
Gain on extinguishment of liabilities	23,463	0	165,534	0
Bad debt recovery	0	0	5,312	0

Net income (loss)	(72,429)	(114,716)	163,049	(1,313,695)

Less: Net loss attributable to the non-controlling interest	0	(55,552)	0	(416,404)

Net Income (Loss) attributable to common stockholders	(72,429)	(59,164)	163,049	(897,291)
Income (Loss) per share - basic	$.00	$(.00)	$.01	$(.03)
Income (Loss) per share – diluted	$.00	$(.00)	$.00	$(.03)

Basic weighted average number of common shares	28,453,651	27,477,062	28,370,144	27,245,769
Diluted weighted average number of common shares	28,453,651	27,477,062	59,378,095	27,245,769

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$163,049	$(1,313,695)
Adjustments to reconcile net income (loss)
to net cash provided by (used by) operating activities:
Depreciation	0	6,546
Stock paid for services	0	36,150
Gain on extinguishment of liabilities	(165,534)	0
Bad debt recovery	(5,312)	0
Increase in non-controlling interest	0	1,074,867
Changes in operating assets and liabilities
Accounts receivable	(53,248)	94,057
Inventory	27,457	(86,619)
Accounts payable and accrued liabilities	(126,766)	350,327
Bank overdraft	(129,495)	(93,006)
Due to related parties	(37,000)	(17,500)
Accrued interest	191,953	49,069
Customer deposits	42,269	0
Net cash provided by (used by) operating activities	(92,627)	100,196
Cash flows from financing activities:
Proceeds from issuance of common stock	175,000	0
Proceeds from notes payable	0	25,320
Repayment of notes payable	(71,497)	(105,202)
Net cash provided by (used by) financing activities	103,503	(79,882)
Net increase in cash	10,876	20,314
Cash, beginning of period	518	1,519
Cash, end of period	$11,394	$21,833
Supplemental cash flow information:
Cash paid for interest	$31,118	$0
Noncash Transaction:
Conversion of preferred stock	$110	$610

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
June 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at June 30, 2013:

Subsidiary	Date of Incorporation	Business of Entity	Ownership

TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.

Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	44% owned by Arrayit Corporation

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s June 30, 2013 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (44% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

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

Non-Controlling Interest:

Arrayit Corporation is the controlling interest of an affiliated group, since it maintains investments in each of its operating entities.  Effective December 12, 2011, Arrayit Corporation, signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (44% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shares of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at June 30, 2013 should be included in diluted earnings per common share for the six months ended June 30, 2013.  The effect of common stock equivalents for the three months ended June 30, 2013 and for the periods in 2012 were anti-dilutive.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital and accumulated deficits. At June 30, 2013, Arrayit had a working capital deficit of $7,322,461 and an accumulated deficit of $24,152,540.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	June 30, 2013	December 31, 2012

Gross accounts receivable	$639,744	$590,449
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse (see note 5)	(229,554)	(229,706)
Total	$277,190	$227,743

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at June 30, 2013, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2013, the balance outstanding under the recourse contracts was $229,554 net of a hold back reserve of $152,282 (December 31, 2012, $229,706 net of a hold back reserve of $86,984).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Fixed Assets – Cost	$311,157	$311,157
Less Accumulated Depreciation	(311,157)	(311,157)

Total	$0	$0

Depreciation expense totaled $0 and $6,546, respectively, for the six months ended June 30, 2013 and 2012.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2013	December 31, 2012
ACCOUNTS PAYABLE

Trade vendors	$1,368,122	$1,488,622
Professional advisors	2,891,021	3,059,594

Total Accounts Payable	4,259,143	4,548,216

ACCRUED LIABILITIES

Accrued salaries and wages	1,140,109	1,127,089
Judgment interest	608,073	482,404
Other	409,427	409,427

Total Accrued Liabilities	2,157,609	2,018,920

TOTAL	6,416,752	6,567,136

NOTE 8 – DEBT

	June 30, 2013	December 31, 2012

NOTES PAYABLE - ARRAYIT CORP.
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest is being accrued at 25% default rate. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share.	$288,750	$275,000
Note payable, 0% interest, due on demand together with 75,000 shares in the form of common stock warrants	15,000	15,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	31,082	30,749
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	563,864	608,520
Total notes payable, including related parties	$898,696	$929,269
Short Term Debt	$898,696	$929,269
Long Term Debt	$0	$0

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at June 30, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	1,915,000	$0.08
Granted	-	-
Cancelled/forfeited	-	-
Expired	1,550,000	$.05
Exercised	-	-
Outstanding at June 30, 2013	365,000	$0.23

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

There were no revenues generated during the fiscal periods ended June 30, 2013 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended June 30, 2013 and June 30, 2012 include $0 and $36,150 of stock-based compensation, arising from the granting of 0 and 106,325 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the six months ended June 30, 2013 and June 30, 2012, respectively, 314 and 1,853 Series C Preferred Stock shares were converted into 110,005 and 720,020 shares of common stock, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total

Balance, December 31, 2012	22,034	$22	88,888	$92	28,179,096	$27,988	$16,645,342	$(24,315,589)	$(7,642,145)

Convert Preferred C to Common			(314)	-	110,005	110	(110)		-

Common Stock Issued for Cash					1,346,154	1,346	173,654		175,000

Net income for the six months
ended June 30, 2013								163,049	163,049

Balance, June 30, 2013 (unaudited)	22,034	$22	88,574	$92	29,635,255	$29,444	$16,818,886	$(24,152,540)	$(7,304,096)

NOTE 14 – INCOME TAXES

At June 30, 2013 and December 31, 2012, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.3 million and $9.5 million has been recorded against the deferred tax asset as of June 30, 2013 and December 31, 2012, respectively, due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will fully expire in 2032.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2013.   Future minimum lease payments as of June 30, 2013 are as follows:

YEAR ENDING

2013	$61,686

Rent expense was $73,554 and $78,966 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On July 18, 2013, the Company issued 500,000 restricted shares of its common stock to WEM Equity Capital Investments, Ltd. as payment in full for debts owed by its subsidiary, Avant Diagnostics, Inc. to WEM Equity Capital Investments.  The total debt amount owed was $65,000 plus interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended June 30, 2013, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended June 30, 2013 and 2012

Gross revenues for the three months ended June 30, 2013 and 2012 were $602,672 and $735,427, respectively, representing an 18% decrease in gross revenues for the period.  This decrease in sales was caused by a delay in manufacturing SpotBot Microarray Printing Instruments. The backlog of orders for the period ending June 30, 2013 is approximately $285,480 and the backlog of orders was approximately $688,000 for the period ending June 30, 2012.

The cost of sales for the three months ended June 30, 2013 and 2012 were $376,896 and $361,859, respectively resulting in gross profit for the period of $225,776 and $373,568, respectively.  The Company’s cost of sales is dependent upon product mix.  During the second quarter of 2013, the gross margin was 37% versus 51% for the first quarter of 2012.  The Company sold more commodity chemicals in the second quarter of 2013, which have a lower gross margin percentage than the microarray manufacturing instruments and consumables that were sold in the second quarter ended June 30, 2012.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 were $239,382 and $395,029, respectively.  The decrease of $155,647 is largely attributable to a reduction in consulting fees incurred during the three months ended June 30, 2013.

Legal expenses of $7,692 for the three months ended June 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation and to patent maintenance expenses.  Legal expenses of $16,159 for the three months ended June 30, 2012 were mostly attributable to preparing the S-1 registration statement for Avant Diagnostics, Inc. and maintenance fees on the patents of TeleChem International, Inc. and Arrayit Corporation.

Net loss from operations was $22,513 for the three months ended June 30, 2013, compared with a net loss from operations of $62,620 for the three months ended June 30, 2012.  The decrease in net operating loss is due primarily to the decrease in consulting fees, offset by the decrease in gross revenues based on profitability of the product mix sold during the periods.

Interest expense was $73,379 for the three months ended June 30, 2013, compared to $52,096 for the three months ended June 30, 2012.  The increase in interest costs was the result of additional interest accrued related to judgment settlements and third party and related party notes payable.  Other income for the three months ended June 30, 2013 includes gain on extinguishment of liabilities of $23,463.

Comparison of Operating Results –Six Months Ended June 30, 2013 and 2012

Gross revenues for the six months ended June 30, 2013 and 2012 were $1,545,588 and $1,303,702, respectively, representing a 19% increase in gross revenues for the period.  The Company was able to fulfill some of its backlog of orders, and attributes the increase in gross revenues to fulfilling orders for high-throughput instruments, in particular NanoPrint LM60, SpotBot Titan and InnoScan 710AL.

 The backlog of orders for the six months ending June 30, 2013 and 2012 was $285,480 and approximately $688,000, respectively.

The cost of sales for the six months ended June 30, 2013 and 2012 were $832,408 and $714,182, respectively resulting in gross profit for the period of $713,180 and $589,520, respectively.  The Company’s cost of sales is dependent upon product mix.  During the six months ended June 30, 2013, the gross margin was 46% versus 45% for the six months ended June 30, 2012.  Gross margin was consistent between the two periods as the Company’s higher sales of more high-throughput instruments during the first three months of 2013 were offset by higher sales of commodity chemicals in the second quarter of 2013, which have a lower gross margin percentage.

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 were $489,902 and $1,739,680, respectively.  The decrease of $1,249,778 is largely attributable to a reduction in consulting fees incurred during the six months ended June 30, 2013.

Legal expenses of $37,907 for the six months ended June 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, litigation with Recap Marketing and Consulting LLP, and to patent maintenance expenses.  Legal expenses of $43,586 for the six months ended June 30, 2012 were mostly attributable to settling the Pediatrix lawsuit, preparing the S-1 registration statement for Avant Diagnostics, Inc. and maintenance fees on the patents of TeleChem International, Inc. and Arrayit Corporation.

Net income from operations was $184,156 for the six months ended June 30, 2013, compared with a net loss from operations of $1,219,196 for the six months ended June 30, 2012.  The increase in net operating income is due primarily to the large decrease in consulting fees.

Interest expense was $191,953 for the six months ended June 30, 2013, compared to $94,499 for the six months ended June 30, 2012.  The increase in interest costs was the result of additional interest accrued related to judgment settlements and third party and related party notes payable. Other income for the six months ended June 30, 2013 includes gain on extinguishment of liabilities of $165,534 and bad debt recovery of $5,312.

Liquidity and Capital Resources

Cash flows used in operations were $92,627 for the six months ended June 30, 2013, and cash provided by operations was $100,196 for the six months ended June 30, 2012. As of June 30, 2013, we had a working capital deficiency of $7,322,461 and an accumulated deficit of $24,152,540.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

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

We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the three months ended June 30, 2013, the Company raised $175,000 of working capital from an accredited investor, and also relied upon short term loans and extended terms from its creditors to finance its operations.

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

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defences of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties await the court’s response.

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

Arrayit Corporation

Dated: August 14, 2013	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director