Form 10-Q
period 2013-09-30
Arrayit Corp
filed 2013-11-19
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☑

As of November 7, 2013, there were 30,918,453shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended September 30, 2013

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012(audited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		20
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

●	our ability to raise capital,
●	our ability to obtain and retain customers,

●	our ability to provide our products and services at competitive rates,
●	our ability to execute our business strategy in a very competitive environment,

●	our degree of financial leverage,
●	risks associated with our acquiring and integrating companies into our own,

●	risks related to market acceptance and demand for our services,
●	the impact of competitive services, and

●	other risks referenced from time to time in our SEC filings.

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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	09/30/2013 (unaudited)	12/31/2012
ASSETS
Current Assets:
Cash	$807	$518
Accounts receivable, net	346,460	227,743
Inventory	444,755	316,807
Prepaid expenses	2,250	2,250
Total current assets	794,272	547,318
Fixed assets, net	22,162	-
Deposits	18,365	18,365
Total assets	$834,799	$565,683

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,641,664	$6,567,136
Bank overdraft	9,187	129,495
Due to related parties	525,533	577,033
Customer deposits	22,164	4,895
Notes payables, current portion including related parties	890,657	929,269
Total current liabilities	8,089,205	8,207,828
Notes payable, long term	-	-
Total liabilities	8,089,205	8,207,828

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C, $0.001 par value; 87,146 and 88,888 shares outstanding	87	89
Common stock, $0.001 par value; 480,000,000 shares authorized, 30,918,453 and 28,179,096 issued and outstanding	30,728	27,988
Additional paid-in capital	16,895,607	16,645,345
Accumulated deficit	(24,180,850)	(24,315,589)
Total stockholders’ deficit	(7,254,406)	(7,642,145)
Total liabilities and stockholders' deficit	$(834,799)	$565,683

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Statement of Operations	For the Three Months Ended Sept 30, 2013	For the Three Months Ended Sept 30, 2012	For the Nine Months ended Sept 30, 2013	For the Nine Months ended Sept 30, 2012
Total Revenues	$829,201	$547,233	$2,374,789	$1,850,935
Cost of Sales	522,211	252,003	1,354,619	966,185
Gross Margin	306,990	295,230	1,020,170	884,750

Selling, General and Administrative	259,885	297,745	744,475	2,037,425
Research and Development	8,934	771	10,149	26,221
Legal Expense	15,566	8,331	53,473	51,917
Income (loss) from operations	22,605	(11,617)	212,073	(1,230,813)

Interest expense	(57,086)	(27,859)	(249,039)	(122,358)
Gain on extinguishment of liabilities	6,168	-	171,702	-

Net income (loss)	28,313	(39,476)	134,736	(1,353,171)

Less: Net loss attributable to the non-controlling interest	-	(44,407)	-	(460,813)

Net Income (Loss) attributable to common stockholders	28,313	4,931	134,736	(892,358)
Income (Loss) per share - basic	$.00	$.00	$.00	$(.03)
Income (Loss) per share - diluted	$.00	$.00	$.00	$(.03)

Basic weighted average number of common shares	30,085,700	27,803,584	28,948,749	27,434,176
Diluted weighted average number of common shares	61,290,190	27,803,584	59,838,501	27,434,176

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended Sept 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$134,736	$(1,353,171)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation	-	9,818
Stock paid for services	-	36,150
Gain on extinguishment of liabilities	(171,702)	-
Increase in non-controlling interest	-	1,080,868
Bad debt recovery	(5,312)	-
Provision for bad debt	38,962	-
Changes in operating assets and liabilities
Accounts receivable	(132,452)	78,372
Inventory	(127,948)	(172,053)
Accounts payable and accrued liabilities	76,365	341,094
Bank overdraft	(120,308)	26,456
Due to related parties	(51,500)	(29,000)
Accrued interest	250,838	70,388
Customer deposits	17,269	-
Net cash provided by (used in) operating activities	(91,052)	88,922
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(1,124)	-
Net cash used in investing activities	(1,124)	-
Cash flows from financing activities:
Proceeds from loans	-	-
Proceeds from issuance of common stock	193,000	-
Proceeds from notes payable	-	85,320
Repayment of notes payable	(100,535)	(152,059)
Net cash provided by (used by) financing activities	92,465	(66,739)
Net increase in cash	289	22,183
Cash, beginning of period	518	1,519
Cash, end of period	$807	$23,702
Supplemental cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at September 30, 2013:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	42.9% owned by Arrayit Corporation

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s September 30, 2013 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

In July 2013, the Company issued 500,000 shares of its common stock with a market price of $0.12 per share or $60,000 to settle debt of Avant Diagnostics, Inc.  Arrayit Corporation was the guarantor of the debt.  The Company recorded a charge of $38,962 on the transaction and received equipment from Avant Diagnostics, Inc. valued at $21,038.

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (42.9% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at September 30, 2013 should be included in diluted earnings per common share for the nine months ended September 30, 2013.  The effect of common stock equivalents for the three months ended September 30, 2013 and for the periods in 2012 were anti-dilutive.

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital and accumulated deficits. At September 30, 2013, Arrayit had a working capital deficit of $7,294,933 and an accumulated deficit of $24,180,850.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	September 30, 2013	December 31, 2012
Gross accounts receivable	$649,255	$590,449
Less:
Allowance for doubtful accounts	(133,000)	(133,000)
Loan value of receivables sold with recourse	(169,795)	(229,706)

Total	$346,460	$227,743

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at September 30, 2013, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2013, the balance outstanding under the recourse contracts was $169,795 net of a hold back reserve of $164,769 (December 31, 2012, $229,706 net of a hold back reserve of $86,984).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Fixed Assets – Cost	$333,319	$311,157
Less Accumulated Depreciation	(311,157)	(311,157)
Total	$22,162	$-

Depreciation expense totaled $0 and $9,818, respectively, for the nine months ended September 30, 2013 and 2012.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September 30, 2013	December 31, 2012

ACCOUNTS PAYABLE

Trade vendors	$1,512,038	$1,488,622
Professional advisors	2,979,852	3,059,594

Total Accounts Payable	4,491,890	4,548,216

ACCRUED LIABILITIES

Accrued salaries and wages	1,111,649	1,127,089
Judgment interest	628,698	482,404
Other	409,427	409,427

Total Accrued Liabilities	2,149,774	2,018,920

TOTAL	$6,641,664	$6,567,136

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

NOTE 8 – DEBT

	September 30, 2013	December 31, 2012

NOTES PAYABLE - ARRAYIT CORP.
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest is being accrued at 25% default rate.	$305,938	$275,000
Note payable, 0% interest, due on demand together with 75,000 shares in the form of common stock warrants	15,000	15,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	31,082	30,749
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from the former TeleChem shareholders and their families.	538,637	608,520
Total notes payable, including related parties	$890,657	$929,269
Short Term Debt	$890,657	$929,269
Long Term Debt	$-	$-

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at September 30, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	1,915,000	$0.08
Granted	1,346,154	$0.17
Cancelled/forfeited	-	-
Expired	1,265,000	$.05
Exercised	650,000	$.30
Outstanding at Sept 30, 2013	1,346,154	$0.17

In June 2013, the Company completed a unit offering of its common stock. Subscribers purchased units at $0.13 per unit with each unit consisting of one share of common stock and a warrant to purchase an additional share at prices ranging from $0.15 to $0.18 per share for three years. The Company raised $175,000 and issued 1,346,154 shares of common stock and 1,346,154 warrants to purchase common stock under this offering. None of the warrants have been exercised.

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

In September 2013, a warrant holder exercised 650,000 warrants with exercise prices ranging from $0.20 to $0.35 per share and received 184,350 common shares through a cashless exercise at the market price of $0.42 per share.

At various dates during the quarter ended September 30, 2013, the Company agreed to issue 7,600,000 warrants to purchase shares of its common stock at prices ranging from $0.13 to $1.20 per share for three years. In November 2013, the 7,600,000 warrants were rescinded effective as of the date of their original issuance.  None of the warrants had been exercised.

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

There were no revenues generated during the fiscal periods ended September 30, 2013 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended September 30, 2013 and September 30, 2012 include $0 and $36,150 of stock-based compensation, arising from the granting of 0 and 106,325 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

Convertible Preferred Stock

The Series A Preferred Stock has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. Both the conversion ratio of the preferred into common (9.6:1)and the number of shares outstanding is subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the nine months ended September 30, 2013 and September 30, 2012, respectively, 1,743 and 1,853 Series C Preferred Stock shares were converted into 610,015 and 720,020 shares of common stock, respectively.

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Retained
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Total

Balance, December 31, 2012	22,034	$22	88,888	$89	28,179,096	$27,988	$16,645,345	$(24,315,589)	$(7,642,145)

Convert Preferred C to Common			(1,743)	(2)	610,015	610	(608)		-

Common Stock and Warrants Issued for Cash					1,346,154	1,346	173,654		175,000

Common Stock Issued for Cash					100,000	100	17,900		18,000

Common Stock Issued to Satisfy Debt Obligation of Avant Diagnostics, Inc.					500,000	500	59,500		60,000

Cashless Exercise of Warrant					184,350	184	(184)

Net income for the nine months ended September 30, 2013								134,737	134,737

Balance, September 30, 2013 (unaudited)	22,034	$22	87,145	$87	30,919,615	$30,728	$16,895,607	$(24,180,852)	$(7,254,408)

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2013

NOTE 14 – INCOME TAXES

At September 30, 2013 and December 31, 2012, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.4 million and $9.5 million has been recorded against the deferred tax asset as of September 30, 2013 and December 31, 2012, respectively. The NOL carry-forwards will fully expire in 2032.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire November 30, 2013.   The company expects to extend this lease for one additional month, at a cost to be determined.
Future minimum lease payments as of September 30, 2013 are as follows:

YEAR ENDING 2013                   $24,674

Rent expense was $113,033 and $147,927 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Sid Taubenfeld, R.Ph, was appointed a member of the Registrant’s Board of Directors, effective October 14, 2013.

On October 18, 2013, Arrayit Corporation raised $1,000,000 of working capital from a group of accredited investors.  The sale and issuance of the securities discussed above were determined to be exempt from registration in reliance on Rule 506(b) of Regulation D.

On October 21, 2013, Arrayit Corporation entered into a lease agreement with Dollinger Oakmead Associates (the “Landlord”) for a 15,000 square foot research and development space in Sunnyvale, California (the “Lease”). The Lease begins on January 1, 2014, and runs for a period of seven years with a monthly rent of $19,500.00.

On November 6, 2013, Arrayit Corporation entered into a consulting agreement with Diagnostic Oncology Research Organization, Inc. (DOCRO) to pursue CLIA and ISO approval for the new laboratory.

On November 11, 2013, Arrayit Corporation entered into a master services agreement with Diagnostic Oncology Research Organization, Inc. (DOCRO) to begin the pre-IDE submission process for OvaDx®.

At various dates during the quarter ended September 30, 2013, the Company agreed to issue 7,600,000 warrants to purchase shares of its common stock at prices ranging from $0.13 to $1.20 per share for three years. In November 2013, the 7,600,000 warrants were rescinded effective as of the date of their original issuance.  None of the warrants had been exercised.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2013, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended September 30, 2013 and 2012

Gross revenues for the three months ended September 30, 2013 and 2012 were $829,201 and $547,233, respectively, representing a 51.5% increase in gross revenues for the period.  The Company shipped more laboratory instruments, including a TissueMax Microarray Printer, and increased sales of SuperEpoxy 3 Substrates during the three months ended September 30, 2013.  The Company also increased sales of commodity chemicals by 74% over the third quarter of 2012.

The cost of sales for the three months ended September 30, 2013 and 2012 were $522,211 and $252,003, respectively resulting in gross profit for the period of $306,990 and $295,230, respectively.  The Company’s cost of sales is dependent upon product mix.  During the third quarter of 2013, the gross margin was 37% versus 54% for the third quarter of 2012.  The Company sold more commodity chemicals in the third quarter of 2013, which have a lower gross margin percentage than the microarray manufacturing instruments and consumables that were sold in the third quarter ended September 30, 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 were $259,885 and $297,745, respectively.  The decrease of $37,860 is largely attributable to a reduction in consulting fees incurred during the three months ended September 30, 2013 versus the three months ended September 30, 2012.

Legal expenses of $15,566 for the three months ended September 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, and to legal review of the new lease agreement.  Legal expenses of $8,331 for the three months ended September 30, 2012 were mostly attributable to litigation with Baker Hughes.  Baker Hughes judgment against TeleChem International, Inc. and Arrayit Corporation was settled on October 24, 2013 and the Company expects to record a gain on extinguishment of debt in the fourth quarter 2013.

Net income from operations was $22,605 for the three months ended September 30, 2013, compared with a net loss from operations of $11,617 for the three months ended September 30, 2012.  The Company raised $175,000 of working capital during the last few weeks of the quarter, which allowed the Company to purchase manufacturing raw materials and begin fulfilling backorders.

Interest expense was $57,086 for the three months ended September 30, 2013, compared to $27,859 for the three months ended September 30, 2012.  The increase in interest costs was the result of accruing additional legal judgment interest and to accruing third party and related party notes payable.

Other income for the three months ended September 30, 2013 includes gain on extinguishment of liabilities of $6,168.

Comparison of Operating Results –Nine Months Ended September 30, 2013 and 2012

Gross revenues for the nine months ended September 30, 2013 and 2012 were $2,374,789 and $1,850,935, respectively, representing a 28% increase in gross revenues for the period.  The Company was able to fulfill some backorders, and attributes the increase in gross revenues to fulfilling orders for instruments, in particular TissueMax Tissue Microarrayer, SpotBot and SpotBot Extreme Microarray Printers and SpotWare Colorimetric Scanners.  The Company also increased sales for substrates and commodity chemicals.

The cost of sales for the nine months ended September 30, 2013 and 2012 were $1,354,619 and $966,185, respectively resulting in gross profit for the period of $1,020,170 and $884,750, respectively.  The Company’s cost of sales is dependent upon product mix.  During the nine months ended September 30, 2013, the gross margin was 43% versus 48% for the nine months ended September 30, 2012.  Gross margin decreased slightly over the three periods as the Company’s higher sales of more high-throughput instruments during the first three months of 2013 were offset by higher sales of commodity chemicals in the second quarter of 2013, which have a lower gross margin percentage.

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $744,475 and $2,037,425, respectively.  The decrease of $1,280,982 is largely attributable to a reduction in consulting fees incurred during the nine months ended September 30, 2013.

Legal expenses of $53,473 for the nine months ended September 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, and to patent maintenance expenses.  Legal expenses of $51,917 for the nine months ended September 30, 2012 were mostly attributable to litigation with Baker Hughes.  Baker Hughes judgment against TeleChem International, Inc. and Arrayit Corporation was released on October 25, 2013 and the Company expects to record a gain on extinguishment of debt in the fourth quarter 2013.

Net income from operations was $134,736 for the nine months ended September 30, 2013, compared with a net loss from operations of $1,353,171 for the nine months ended September 30, 2012.  The increase in net operating income is due primarily to an increase in sales and a large decrease in consulting fees.

Interest expense was $249,039 for the nine months ended September 30, 2013, compared to $122,358 for the nine months ended September 30, 2012.  The increase in interest costs was the result of additional interest accrued related to judgment settlements and third party and related party notes payable.

Other income for the nine months ended September 30, 2013 includes gain on extinguishment of liabilities of $171,702.

Liquidity and Capital Resources

Cash flows used in operations were $91,052 for the nine months ended September 30, 2013, and cash provided by operations was $88,922 for the nine months ended September 30, 2012. As of September 30, 2013, we had a working capital deficiency of $7,294,933 and an accumulated deficit of $24,180,850.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At September 30, 2013, the Company was working on a private placement memorandum, but had no commitments, understandings or arrangements for additional working capital.  On October 18, 2013, Arrayit Corporation raised $1,000,000 of working capital from a group of accredited investors.  The sale and issuance of the securities discussed above were determined to be exempt from registration in reliance on Rule 506(b) of Regulation D.  We are not aware of any other events or uncertainties that have a material impact upon our short-term or long-term liquidity.

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

Source of Liquidity

During the nine months ended September 30, 2013, the Company raised $175,000 of working capital from an accredited investor, and also relied upon short term loans and extended terms from its creditors to finance its operations.

On October 18, 2013, Arrayit Corporation raised $1,000,000 of working capital from a group of accredited investors.  The sale and issuance of the securities discussed above were determined to be exempt from registration in reliance on Rule 506(b) of Regulation D.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2013, Baker Hughes and TeleChem International, Inc. and Arrayit Corporation reached agreement to settle Case 106-CV-075502.  Baker Hughes accepted payment or performance other than that specified in the judgment in full satisfaction of the judgment. On October 25, 2013, Baker Hughes filed an acknowledgement of full satisfaction of the judgment in Case 106-CV-075502, and released TeleChem International, Inc and Arrayit Corporation from this judgment.  The Company expects to record a gain on extinguishment of debt with regard to this matter in the fourth quarter 2013.

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defences of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  The case is currently scheduled for trial in July of 2014.

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

Arrayit Corporation

Dated: November 19, 2013	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director