Form 10-K
period 2013-12-31
Arrayit Corp
filed 2014-04-15
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-K
_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

927 Thompson Place, Sunnyvale, CA 94085

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The issuer’s revenues for the most recent fiscal year ended December 31, 2013 were $2,902,135.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,853.000.

As of April 14, 2014, there were 32,260,815 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", , “ARRAYIT”, “TELECHEM”, “AVANT DIAGNOSTICS”, “ARRAYIT MARKETING”, “ARRAYIT SCIENTIFIC SOLUTIONS”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT UNDULY RELY ON THESE STATEMENTS.  FACTORS, RISKS, AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS:

●	our ability to raise capital,
●	our ability to provide our products and services at competitive rates,
●	our ability to execute our business strategy in a very competitive environment,
●	our degree of financial leverage,
●	risks associated with our acquiring and integrating companies into our own,
●	risks related to market acceptance and demand for our services,
●	the impact of competitive services, and
●	other risks referenced from time to time in our SEC filings.

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

REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2013.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the biotech industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified it.

Item1.  BUSINESS

General Business Description, Operations and Changes in Control

Overview of the Business:

Founded in November 1999, Arrayit Corporation, a Nevada Corporation, is a leading life sciences technology company providing innovative products and services that empower scientists and clinicians to study all living things, from humans, animals, and plants, to viruses and bacteria. This research is being performed in thousands of government, university, pharmaceutical, biotechnology, and agrigenomics laboratories around the world, where scientists seek to expand our knowledge of the biological functions essential for life. Beginning at the genetic level, where our tools are used to elucidate the correlation between gene sequence and biological processes, life science research expands to include the study of the cells, tissues, organs, systems, and other components that make up living organisms. Novel insights into the function of genes and proteins, early stage disease diagnostics, better and safer medicines, and safer and more nutritional crop plants are some of the many aspects of human health empowered by Arrayit technology.  Arrayit has secured its position in the industry by leveraging the company’s widely used patented microarray manufacturing platform and revolutionary VIP™ genotyping technology. Since 1999, Arrayit has built a powerful portfolio of patents, trade secrets, and more than 650 life sciences products. The company was featured on the television series NOVA in 2001, received successive appointments to the Inc. 500 list of fastest growing private companies in 2002 and 2003, and has received numerous local awards including the Rising Star award from the City of Sunnyvale and the Silicon Valley Top 50 award in 2003.

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

Arrayit strives to increase shareholder equity by inventing, developing, manufacturing and selling sophisticated life sciences products and services to an extensive customer base spanning 50 countries.  Our corporate philosophy is put into action by a highly skilled, multidisciplinary team of scientists, business professionals, engineers, investors, executive and support staff, all of whom place shareholder value, product quality, customer service and price competitiveness as our highest priorities.  Arrayit technology empowers decisive strategic advantage and return on investment in the basic research, pharmaceutical diagnostic, and health care markets.  We presently conduct operations through two wholly owned subsidiaries, one majority owned subsidiary, and one minority owned subsidiary as outlined below:

TeleChem International, Inc., a wholly owned subsidiary

Arrayit Marketing, Inc, a wholly owned subsidiary

Arrayit Scientific Solutions, 98% majority owned subsidiary

Avant Diagnostics, Inc., 38.46% minority owned subsidiary, of which the Company has no voting rights

Effective Thursday, March 19, 2009, Arrayit Corporation’s common stock began trading on the OTC Bulletin Boards as “ARYC”. The authorized common shares of the Company are 480,000,000 and the authorized preferred shares of the Company are 20,000,000.

Arrayit has a December 31 year end.

Arrayit’s principal office is located at 927 Thompson Place in Sunnyvale, California. Arrayit presently has seven employees.

Arrayit Products and Services

Since 1999, Arrayit has focused on developing microarray laboratory instruments, glass substrate slides, kits and reagents using an open platform strategy, in contrast to the closed platform formats of its largest competitors.  Arrayit’s patented printing technology has become an industry standard for microarray manufacturing, allowing customers to manufacture microarrays of all types including DNA, protein, patient DNA, antibody, antigen, peptide, carbohydrate, whole cell and many others.  This flexibility differentiates Arrayit’s microarray technology from competitors, who are generally limited to DNA microarrays.  Arrayit sells both small-scale microarray manufacturing robots (SpotBot®) and high throughput versions (NanoPrint™). The SpotBot® and NanoPrint product lines have been further enhanced to accommodate more stringent requirements for manufacturing protein microarrays.  Arrayit also offers personal microarray scanners (SpotLight™) as well as high-end scanning instruments (InnoScan®).  As the industry continues to grow, Arrayit is providing more fully integrated platforms such as the company’s Platinum, Gold, Silver and Bronze Variation Identification Platform™ (VIP) genotyping systems, including cleanroom and laboratory versions. Arrayit is expanding its pre-printed microarray content to complement its flagship H25K Whole Human Genome Microarray, which is a premium product for biomarker discovery and drug compatibility testing.  Arrayit is expanding its Microarray Services capabilities in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing.  With the investment proposed in its business plan, Arrayit will create a variety of microarray based diagnostic tests using Arrayit’s patented VIP Healthcare technology and related proprietary approaches.  As microarrays move into clinical diagnostics and genetic screening applications, the Company expects to earn license and royalty fees in these areas.  A full microarray product list with descriptions, scientific publications, protocols and pricing is available at http://arrayit.com.

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

Taiwan I280282

Israel 153848

Other worldwide patents pending

Strategic Relationships and Licensing Arrangements

As of December 31, 2013, Arrayit Corporation owns 19.5 million shares in Avant Diagnostics, Inc.  The shares basically have no voting rights as Avant Diagnostics, Inc. has issued Preferred Stock controlled by insiders at Avant with controlling voting rights. Avant was originally a 100% subsidiary of Arrayit Corporation.  It was created as a vehicle to finance the FDA approval process and sales and marketing for Arrayit Corporation’s microarray based test for ovarian cancer.  Arrayit Corporation developed, manufactures, processes, and owns its ovarian cancer test and OvaDx® registered trademark.  Arrayit Corporation conferred the right to sell an ovarian cancer test upon FDA approval to Avant Diagnostics, Inc, and Avant was tasked with raising $3-5 million for the FDA approval process and sales and marketing.  After 5 years, Avant remains unsuccessful at raising $3-5 million for the FDA approval process.  So, in the fourth quarter of 2013, Arrayit Corporation requested that the right to sell an ovarian cancer test be returned to Arrayit Corporation. The parties discussed various settlement arrangements, but were unable to reach an agreement.  On March 31, 2013, Avant Diagnostics, Inc sued Arrayit Corporation.  Arrayit Corporation is preparing a counter suit against Avant.

Arrayit Corporation decided to engage the services of DOCRO, the top diagnostic oncology research organization in the United States, to assist with the pre-IDE and 510(k) submissions for FDA approval of OvaDx®, as well as for CLIA approval of Arrayit’s new microarray clean room laboratory facility in Sunnyvale, CA.  Arrayit believes it is in the best interests of the Company and its shareholders to follow through with DOCRO and advance OvaDx® toward commercialization despite the failure of Avant to fund these obligations as previously required.  We believe Avant is in complete default of any agreements with the Company and seek to remove Avant from any rights to an ovarian cancer test and OvaDx®.

Human noroviruses cause up to 21 million cases of foodborne disease in the United States annually and are the most common cause of acute gastroenteritis in industrialized countries.  To reduce the burden of foodborne disease associated with viruses, the United States Department of Agriculture and Arrayit Corporation used Arrayit’s colorimetric microarray platform to develop a method of simultaneously genotyping multiple norovirus strains associated with foodborne disease.  USDA’s findings led them to conclude that the use of Arrayit’s microarrays enabled the accurate and rapid detection of norovirus genogroup I and II strains.  Arrayit intends to license USDA’s patent in this area and commercialize this product.

Arrayit provides a variety of customized solutions for its life science and pharmaceutical customers.  We are the sole provider of custom microarray glass manufacturing services to a major life sciences tools company on an OEM basis.  Our microarray manufacturing technology and substrates are being used to create the first allergy microarrays approved for the Taiwanese and Chinese markets.  Arrayit is also providing OEM microarray manufacturing services for a breast cancer test, and CE approval was granted in 2013.

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

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$52.77	$18.48B
Agilent provides bio-analytical and electronic solutions to the communications, electronics, life sciences and chemical analysis industries.  The microarray division is a small portion of their total business.  Agilent’s process places spots in a microarray by means of an ink jet technology and is limited to DNA microarrays.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$6.37	$539.26M
Affymetrix provides consumables and systems for genetic analysis in life sciences.  Their process creates a microarray by means of photolithography and is limited to DNA microarrays.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$135.24	$21.12B
Illumina provides a line of products and services to serve the sequencing, genotyping and gene expression markets.  Their process places chemically reacted beads into a microarray format, and is limited to DNA microarrays.

(1)	Share price and market cap values as of April 11, 2014. Source http://otcmarkets.com.

Research and Development

During 2013 we spend $63,534 on Research and Development, none of which was borne directly by our customers.

Advertising, Marketing and Sales

Arrayit has become a recognized brand through major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and via e-mail newsletters.  All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales.  The Arrayit.com web site regularly receives more than 815 unique visitors per day and 26,000 visitors per month and over 685,000 hits per month.  Because of the wealth of scientific information and protocols on the site, many consider it be the scientific portal of the microarray industry.

The Company’s sales strategy relies on providing exceptional customer service and technical support.  Arrayit has developed a network of more than 50 international distributors in Eastern and Western Europe, Asia, the Middle East, South Africa, India and other locations world-wide.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 54% of the Company’s 2013 revenues.  These foreign receivables are insured through Atradius Trade Credit Insurance, Inc.

Facilities

Arrayit’s corporate offices and research facilities are located at 927 Thompson Place, Sunnyvale, California 94085. The corporate headquarters covers 15,000 square feet which in addition to the executive offices, shipping and receiving, include 1,500 square feet of clean room space, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $19,500 per month plus a monthly operating expense charge of $3,750.  The lease expires on December 31, 2021.

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

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.  Our costs of compliance with environmental laws and regulations has been minimal, amounting to less than $6,000 during 2013.

Employees

As of March 21, 2014, we had 8 full time employees.  We had no part-time employees.  None of our employees are covered by a collective bargaining agreement with a union.  We consider our relationship with our employees to be good.

Comment Letters Issued by the SEC

None

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

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

●	availability, quality and price as compared to competitive products and services;
●	the functionality of new and existing products and services;
●	the timing of introduction of our products and services as compared to competitive products and services;
●	the existence of product defects;
●	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;
●	citation of our products in published research; and
●	general trends in life science research and life science informatics software development.

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

Factors that affect the success of our acquisitions include:

●	our ability to retain key employees of the acquired company;
●	the performance of the acquired business, technology, product or service;
●	our ability to integrate operations, financial and other systems;
●
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

●	any disruption in order fulfillment due to integration processes and therefore loss of sales;
●	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
●
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; and

●
Our assumption of known contingent liabilities that are realized, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, to the extent that the realization of any of these liabilities increases our expenses or adversely affects our business or financial position.

Emerging market opportunities in molecular diagnostics may not develop as quickly as we expect.

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

Factors that could affect the spending levels of our customers include:

●	weakness in the global economy and changing market conditions that affect our customers;
●	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;
●	changes in government programs that provide funding to companies and research institutions;
●	changes in the regulatory environment affecting life science companies and life science research;
●	impact of consolidation within the pharmaceutical industry; and
●	cost reduction initiatives of customers.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

●	our partners may develop technologies or components competitive with our products and services;
●	our existing collaborations may preclude us from entering into additional future arrangements;
●	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
●	some of our agreements may terminate prematurely due to disagreements between us and our partners;
●	our partners may not devote sufficient resources to the development and sale of our products and services;
●	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;
●	our collaborations may be unsuccessful; or
●	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

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

Risks Related to Our Operations

We have had significant operating losses and expect to continue to incur net losses for the near term.

Although we have been operating for over twenty years, we have been unable to consistently operate profitably.  As of December 31, 2013, we had an accumulated deficit of approximately $24,697,483.  We have reported net losses of approximately $381,894 and $576,470 for the fiscal years ended December 31, 2013 and 2012, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.  We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

If we are able to generate funds from financing activities, we will have sufficient cash and cash equivalents to support our projected operating needs for the next fiscal year.  However, with limited revenues from sales of our products and services, our business plan that calls for us to continue to improve our products, create new products, and more aggressively market our existing products will require us to obtain additional working capital.  Our future capital requirements depend on many factors, including continued progress in product enhancements and new product development programs, the magnitude of these programs, the time and costs involved in completion of technological, manufacturing and market requirements, and the cost of finalizing licensing agreements to produce licensing revenues.  We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions which have significantly adversely affected the availability of credit, and other sources of capital.  We may raise necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities; our stockholders will experience further dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

●	the timing and volume of work under new agreements;
●	general economic conditions;
●	the spending patterns of customers;
●	customer orders received;
●	losses experienced in our operations not otherwise covered by insurance;
●	a change in the demand or production of our products caused by severe weather conditions;
●	convertible debt and warrant grants categorized as derivative financial instruments require changes in fair value be recorded in the consolidated statement of operations;
●	a change in the mix of our customers, contracts and business;
●	increases in design and manufacturing costs; and
●	the ability of customers to pay their invoices owed to us and disagreements with customers related to product performance on delivery.

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

We carry insurance against many potential liabilities, but our risk management program may leave us exposed to unidentified or unanticipated risks.

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

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

●	competition;
●	our inability to produce products in sufficient quantities and with appropriate quality;
●	the frequency of experiments conducted by our customers;
●	our customers’ inventory of products;
●	the receipt of relatively large orders with short lead times; and
●	our customers’ expectations as to how long it takes us to fill future orders.

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

We incur significant costs as a result of operating as a fully reporting company in connection with section 404 of the Sarbanes-Oxley Act, and our management is required to devot substantial time to compliance initiatives.

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

There is currently only limited market for our common stock, and the market for our common stock may continue to be illiquid, sporadic and volatile.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission and files all required reports under the Exchange Act of 1934, as amended.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 927 Thompson Place, Sunnyvale, California 94085. The corporate headquarters covers 15,000 square feet which in addition to the executive offices, shipping and receiving, include a 1500 square foot microarray manufacturing cleanroom, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $19,500 per month plus a monthly operating expense charge of $3,750.  The lease expires on December 31, 2021.

Avant Diagnostics, Inc. operates from offices located at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85255.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defenses of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  The case is currently scheduled for trial in July of 2014.

On September 24, 2013, Plaintiffs Sanders Ortoli Vaughn-Flam Rosenstadt LLP sued Defendants Arrayit Corporation for breach of contract, account stated and unjust enrichment, Index No. 653313/13 in New York County.  On February 26, 2014, the Parties reached and executed a settlement agreement.  Arrayit Corporation expects to record a minor loss on the settlement of this suit.

On October 24, 2013, Baker Hughes and TeleChem International, Inc. and Arrayit Corporation reached agreement to settle Case 106-CV-075502.  Baker Hughes accepted payment or performance other than that specified in the judgment in full satisfaction of the judgment. On October 25, 2013, Baker Hughes filed an acknowledgement of full satisfaction of the judgment in Case 106-CV-075502, and released TeleChem International, Inc and Arrayit Corporation from this judgment.  The Company recorded a gain on extinguishment of debt with regard to this matter in the fourth quarter 2013.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc., Avant Diagnostics, Inc., John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff was employed by Avant Diagnostics, Inc. and was fired for cause in October 2013.  Plaintiff alleges violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress.  Plaintiff seeks compensatory damages, damages for all economic loss, physical and emotional distress, anxiety, humiliation, emotional harm, pain and suffering, career, family and social disruption and other grievous harm, pumitive and exemplary damages, costs and disbursements including reasonable attorneys’ fees and prejudgment interest. On February 10, 2014, Arrayit Corporation requested the removal of the State Action from the Superior Court of New Jersey, Law Division, Essex County to the United States District Court for the District of New Jersey.  The Company does not believe it should be a party to this litigation and intends on vigorously defending such action.

Avant Diagnostics, Inc. was tasked with raising $3-5 million to finance the FDA approval process and sales and marketing of an ovarian cancer test that Arrayit Corporation developed, manufactures, processes, and owns.  To date, Avant did not raise $3-5 million to finance the FDA approval process and sales and marketing in Avant, so in the fourth quarter of 2013, Arrayit Corporation asked that sales and marketing rights be returned to Arrayit Corporation.  The parties attempted to reach a settlement agreement, but were not able to come to terms. On March 31, 2014, Avant Diagnostics, Inc. sued Arrayit Corporation and Crucible Capital Group, Inc. in The Superior Court of the State of Arizona in and for the County of Maricopa, Case No. CV2014-092882.  Avant alleges breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel.  Avant seeks compensatory, incidental, and consequential damages, punitive damages, reasonable attorneys’ fees and costs incurred, access to the technology owned by Avant, a declaration by the Court as to Avant’s ownership of the technology and an order granting Avant access to the technology.  Arrayit Corporation denies all allegations and intends to counter sue Avant for causes of action that could include breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel, and other causes of action yet to be determined.  The Company intends to vigorously defend this matter.

There are no other legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.  A few investors have made claims to the Company and seeking their investment returned.  The Company has not had an opportunity to investigate these claims and has not taken a position.

We are not aware, of any governmental authority contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

QUARTER ENDED	HIGH	LOW

January 1, 2014 – March 26, 2014	$0.60	$0.13

December 31, 2013	$0.95	$0.29
September 30, 2013	$0.75	$0.10
June 30, 2013	$0.19	$0.09
March 31, 2013	$0.20	$0.11

December 31, 2012	$0.23	$0.10
September 30, 2012	$0.34	$0.13
June 30, 2012	$0.31	$0.10
March 31, 2012	$0.49	$0.07
As of December 31, 2013, we had 38,139,616 shares of common stock issued and outstanding held by approximately 375 shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 22,034 shares of Series A Convertible Preferred Stock issued and outstanding and 87,145 shares of Series C Convertible Preferred Stock issued and outstanding.

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

On May 30, 2012, we issued 500,010 unregistered common shares upon conversion of 1,429 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

On January 3, 2013, we issued 110,005 unregistered common shares upon conversion of 314 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On June 20, 2013, we issued 1,346,154 unregistered common shares, 673,077 purchase share warrants, exercisable at $0.15 and 673,077 purchase share warrants expiring on June 30, 2016 exercisable at $0.18 expiring on June 30, 2016, in exchange for $175,000 cash from accredited investors.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On July 19, 2013, we issued 500,000 unregistered common shares in exchange for extinguishment of guarantee of debt of $60,000 in Avant Diagnostics, Inc.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On September 11, 2013, we issued 500,010 unregistered common shares upon conversion of 1,429 Preferred Class C shares.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On September 30, 2013, we issued 100,000 unregistered common shares in exchange for $18,000 cash from an accredited investor.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On September 30, 2013, we issued 184,350 unregistered common shares on exercise of stock options.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On December 18, 2013, we issued 7,220,001 unregistered common shares and 3,610,000 purchase share warrants, exercisable at $0.45 expiring on December 18, 2016, in exchange for $2,166,000 cash from accredited investors.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

Proceeds are expected to be used for development of the Company’s technology and products, working capital, general and administrative costs, marketing and business development and other general operating costs.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   As of December 31, 2013, Arrayit Corporation had a 42.71% ownership investment in Avant Diagnostics, Inc., which is now 38.46%, and 100% ownership investment in TeleChem International, Inc. and Arrayit Marketing, Inc, and 98% ownership investment in Arrayit Scientific Solutions, Inc.  As of December 31, 2012, Avant Diagnostics was deconsolidated from Arrayit Corporation due to Arrayit Corporation’s ownership investment changing to 47%.

Effective December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by Avant Diagnostics, Inc.  The shares of Arrayit Corporation entitled to participate in the “spin-off” shares will include shareholders of Arrayit Corporation issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.  Avant Diagnostics, Inc. has never completed the filing of a Form S-1 registration statement.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2014, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets.  Should we not be successful in raising funds, we will curtail the development of our diagnostics business and concentrate our efforts on the sale of our tools and consumables.

DEBT OBLIGATIONS

At December 31, 2013, the Company had $768,001 of debt (2012 - $929,269).  The debt is comprised of advances from creditors of $26,117 (2012 - $30,749); a past due loan from minority shareholders of $250,000 (2012 - $275,000); and $491,884 (2012 - $608,520) is due to shareholders, Arrayit Officers and Directors, and their families.  To date, the Company has been able to meet the servicing of debts from cash flow generated by operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Gross revenues for the twelve months ended December 31, 2013 and 2012 were $2,902,135 and $2,491,834, respectively, representing a 16% increase from the prior period.

The cost of sales for the twelve months ended December 31, 2013 and 2012 were $1,777,348 and $1,273,744, respectively, resulting in a gross profit for the twelve months ended December 31, 2013 and 2012 of $1,124,787 and $1,218,090, respectively.  The Company’s cost of sales and gross profit are dependent upon product mix.

Selling, general and administrative expenses for the twelve months ended December 31, 2013 and 2012 were $1,765,971 and $3,112,800, respectively.  The majority of the decrease of $1,346,829 for the year ended December 31, 2013 is attributable to deconsolidated financial reporting of Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) and reduction of issuances of stock for services.

Net loss from operations was $381,894 for the year ended December 31, 2013 compared with net income from operations was $229,134 for year ended December 31, 2012.  The decrease in net income is primarily attributable to an increase in general and administrative expenses.

Legal expenses for the year ended December 31, 2013 and 2012 were $75,213 and $85,295, respectively.  The majority of legal expenses for both periods related to litigation with Baker Hughes.

Interest expense was $298,562 and $267,083 for the years ended December 31, 2013 and 2012, respectively.  The interest costs for 2013 and 2012 include the amortized cost of debt arrangement fees and warrants issued in connection with financing.  The decrease in total interest costs was the result of negotiating a lower interest rate on debt and decreased amortization.

Net loss attributable to the non-controlling interest in Avant Diagnostics, Inc. amounted to $0 for the year ended December 31, 2013 and $805,604 for the year ended December 31, 2012.  Financial reporting was deconsolidated at December 31, 2012.

The Company had net loss attributable to common shareholders of $381,894 for the year ended December 31, 2013 compared to net income of $229,134 for the year ended December 31, 2012, an increase in net loss of $611,028.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,537,705 and total liabilities of $7,142,744 as of December 31, 2013. We had total negative working capital of $5,605,039 as of December 31, 2013.

We had total assets of $565,683 and total liabilities of $8,207,828 as of December 31, 2012. We had total negative working capital of $7,642,145 as of December 31, 2012.

We had accounts payable and accrued liabilities of $5,828,229 at December 31, 2013 compared to $6,567,136 at December 31, 2012.

For the year ended December 31, 2013, net cash used by operating activities was $1,859,701.  For the year ended December 31, 2012, net cash provided by operating activities was $30,023.

For the year ended December 31, 2012, net cash provided by financing activities was $2,207,288.  For the year ended December 31, 2012, net cash used by financing activities was $30,928.

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

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrayit Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Arrayit Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida

April 15, 2014

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash	$290,659	$518
Accounts receivable, net	401,467	227,743
Inventory	457,678	316,807
Prepaid expenses	190,492	2,250
Total current assets	1,340,296	547,318

Property and equipment, net	78,485	-
Deposits	118,924	18,365
Total assets	$1,537,705	$565,683

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,828,229	$6,567,136
Bank overdraft	-	129,495
Due to related parties	478,533	577,033
Customer deposits	67,981	4,895
Notes payables, current portion including related parties	768,001	929,269
Total current liabilities	7,142,744	8,207,828
Notes payable, long term	-	-
Total liabilities	7,142,744	8,207,828
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 and 88,888 shares issued and outstanding	87	89
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 38,139,616 and 28,179,096 issued and outstanding	37,948	27,988
Additional paid-in capital	19,054,387	16,645,345
Accumulated deficit	(24,697,483)	(24,315,589)
Total stockholders’ equity (deficit)	(5,605,039)	(7,642,145)
Total liabilities and stockholders' deficit	$1,537,705	$565,683

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	2013	2012
Total revenues	$2,902,135	$2,491,834
Cost of sales	1,777,348	1,273,744
Gross margin	1,124,787	1,218,090

Selling, general and administrative	1,765,971	3,112,800
Research and development	63,534	67,884
Legal expense	75,213	85,295
Loss from operations	(779,931)	(2,047,889)

Gain on Extinguishment of Liabilities	696,599	-
Gain on deconsolidation of subsidiary, net	-	1,738,502
Interest (expense)	(298,562)	(267,083)

Net loss	(381,894)	(576,470)

Less: Net loss attributable to the
non-controlling interest	-	(805,604)

Net loss attributable to common shareholders	(381,894)	229,134

Income (loss) per share - basic	$(0.01)	$0.01

Basic weighted average number of common shares	29,740,979	27,581,235

Income (loss) per share - diluted	$(0.01)	$0.00

Diluted weighted average number of common shares	29,740,979	59,920,675

The accompanying notes are an integral part of these consolidated financial statement

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2013 and 2012

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)									NON-CONTROLLING INTERESTS
							Additional					Interest In	Total
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated		Royalty	Subscription	Subsidiaries	Non
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Total	Interest	Receivable	Earnings	Controlling	Total

Balance, December 31, 2011	22,034	$22	90,945	$92	26,978,501	26,788	16,546,092	(24,544,723)	(7,971,729)	$285,000	$(13,750)	$(307,902)	$(36,652)	$(8,008,381)

Convert Preferred C to Common	-	-	(2,057)	(3)	720,020	720	(717)	-	-	-	-		-	-

Issuance of shares for services	-	-	-	-	480,575	480	99,970	-	100,450	-	-		-	100,450

Increase in non-controlling interest	-	-	-	-	-	-	-	-		-	-	1,460,870	1,460,870	1,460,870

Gain on deconsolidation of subsidiary	-	-	-	-	-	-	-	-		(285,000)	13,750	(347,364)	(618,614)	(618,614)

Net Income (Loss) for the year ended
ended December 31, 2012	-	-	-	-	-	-	-	229,134	229,134	-	-	(805,604)	(805,604)	(576,470)
Balance, December 31, 2012	22,034	22	88,888	89	28,179,096	27,988	16,645,345	(24,315,589)	(7,642,145)	-	-	-	-	(7,642,145)

Convert Preferred C to Common	-	-	(1,743)	(2)	610,015	610	(608)	-	-	-	-	-	-	-

Issuance of shares on exercise of options	-	-	-	-	184,350	184	(184)	-	-	-	-	-	-	-

Issuance of shares for debt conversion	-	-	-	-	500,000	500	59,500	-	60,000	-	-	-	-	60,000

Issuance of shares for cash	-	-	-	-	8,666,155	8,666	2,350,334	-	2,359,000	-	-	-	-	2,359,000

Net Income (Loss) for the year ended
December 31, 2013	-	-	-	-	-	-	-	(381,894)	(381,894)	-	-	-	-	(381,894)
Balance, December 31, 2013	22,034	$22	87,145	$87	$38,139,616	$37,948	$19,054,387	$(24,697,483)	$(5,605,039)	-	-	-		$(5,605,039)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(381,894)	$(576,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	16,310
Gain on extinguishment of liabilities	(696,599)	-
Provision for bad debts	20,961	43,047
Increase in non-controlling interest	-	1,460,870
Gain on deconsolidation of subsidiary	-	(1,738,502)
Stock paid for services	-	100,450
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(155,724)	6,164
Inc/dec in inventory	(140,871)	(136,169)
Inc/dec in prepaids	(188,244)	-
Inc/dec in deposits	(100,559)	-
Inc/dec in accounts payable and accrued liabilities	(42)	853,863
Inc/dec in bank overdraft	(227,699)	(43,767)
Inc/dec in due to related parties	(98,500)	(38,750)
Inc/dec in accrued interest	46,384	82,977
Inc/dec in customer deposits	63,086	-

Net cash provided by (used in) operating activities	(1,859,701)	30,023

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(57,446)	-
Cash of deconsolidated subsidiary	-	(96)
Net cash used in investing activities	(57,446)	(96)

Cash flows from financing activities:
Proceeds from loans, net	237,156	163,447
Repayment of notes payable	(388,868)	(194,375)
Proceeds from issuance of common stock	2,359,000
Net cash provided by (used in) financing activities	2,207,288	(30,928)

Net increase (decrease) in cash	290,141	(1,001)

Cash, beginning of period	518	1,519

Cash, end of period	$290,659	$518

Supplemental cash flow information:

Cash paid for interest	$215,767	$125,654

Cash paid for income taxes	$-	$-

Noncash Transaction:

Liquidation of debt from former subsidiary for shares
	$60,000	$-

Conversion of accrued interest to notes payable
	$46,382	$82,977

Conversion of preferred stock	$610	$720

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Arrayit Corporation (the “Company” or “Arrayit”) is a Nevada “C” Corporation that entered into the life science industry in 1996.  Arrayit is a leading edge developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large-scale analysis of genetic variation, biological function and diagnostics. Using Arrayit’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping, gene expression and protein analysis markets, and the Company expects to enter the market for molecular diagnostics.

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

Arrayit has a December 31 year end.

Arrayit’s principal office is in Sunnyvale, California. Arrayit presently has seven employees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at December 31, 2013:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	42.71% owned by Arrayit Corporation at December 31, 2013

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the year ended December 31, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock, which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s  2013 financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

In July 2013, the Company issued 500,000 shares of its common stock with a market price of $0.12 per share or $60,000 to settle debt of Avant Diagnostics, Inc.  Arrayit was the guarantor of the debt.  The Company recorded a charge of $38,962 on the transaction and received equipment from Avant Diagnostics, Inc. valued at $21,038.

On December 12, 2011, Arrayit signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (42.71% of the total outstanding) owned by Arrayit will be distributed ratably to the shareholders of Arrayit on the record date which will occur upon approval by the SEC of a Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

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

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. The Company maintains cash in bank deposit accounts, which, at times, exceed federally insured limits.  The Company has not experienced any losses on these accounts.

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

Income Taxes

Upon completion of the March 19, 2009 transaction with IMHI as more fully described in Note 1, Arrayit became a Nevada “C” Corporation.

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

Earnings (Loss) per Common Share

The computation of basic income(loss) per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at December 31, 2012 should be included in diluted earnings per common share for the year ended December 31, 2012.  The Company’s diluted earnings per share calculation excludes approximately 31.5 million potential shares for the year ended December 31, 2013 due to their anti-dilutive effect.

	December 31	December 31
	2013	2012

Basic weighted average shares outstanding	29,740,979	27,581,235
Effect of dilutive securities:
Preferred A shares	-	211,526
Preferred C Shares	-	31,110,800
Warrants and option	-	1,017,114
Diluted weighted average shares outstanding	29,740,979	59,920,675

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

Deferred Offering Costs:

The Company may incur legal and accounting fees, as well as due diligence fees related to the preparation of pending financings.  Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.  As of December 31, 2013, Arrayit has a 100% ownership interest in TeleChem International, Inc., and Arrayit Marketing Inc., and a 98% ownership interest in Arrayit Scientific Solutions, Inc.

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. (formerly Arrayit Diagnostics, Inc.) as a majority owned subsidiary. On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest. In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain of $1,738,502 on the transaction. The retained non-controlling interest was originally valued at $290,250 pursuant to the equity method of accounting and then immediately written off as it was deemed to be impaired. The gain on deconsolidation was reduced for the impairment charge and also reduced by $505,537 which represented amounts due to the Company from Avant Diagnostics, Inc. and considered uncollectible. Net assets deconsolidated at December 31, 2012 included cash of $96, total liabilities of $1,625,521 and the carrying value of the non-controlling interest of $618,614. During 2012, the non-controlling interest was increased by $1,460,870 for share issuances by Avant Diagnostics, Inc, for cash of $145,870 and services valued at $1,315,000.

Effective December 12, 2011 Arrayit signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics then owned by Arrayit Corporation (currently 42.71% of total shares) would be distributed ratably to the shareholders of Arrayit on the record date which will be upon successful completion of the filing of a Form S-1 registration statement by Avant Diagnostics, Inc.  The shares of Arrayit entitled to participate in the “spin-off” shares will include shares of Arrayit  issuable on the record date upon conversion of outstanding securities and exercise of outstanding warrants and options.

Equity Method Investments

Investments where the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in the balance sheet.  Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee.  Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income (expense) in the statements of operations.  The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.  If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.  As of December 31, 2013 and 2012, equity method investments totaled zero and the Company’s share of net earnings related to these investments was zero in 2013 and 2012.  During 2012, the Company recorded an impairment charge of $290,250 to reduce the carrying value of an equity investment to zero.  The impairment charge was applied against gain on deconsolidation of subsidiary in the statements of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Leases and Deferred Rent

The Company accounts for its leases under the provisions of ASC 840, Leases.

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s laboratory and corporate office.

Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. The Company’s premises lease includes a period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rent expense for rent holidays on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in ASC 840 and may exceed the initial non-cancelable lease term.

Landlord allowances for tenant improvements, or lease incentives, are recorded as deferred rent and amortized on a straight-line basis over the “reasonably assured” lease term as a component of rent expense.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At December 31, 2013, Arrayit had a working capital deficit of $5,802,448, and an accumulated deficit of $24,697,483.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and payroll tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	December 31, 2013	December 31, 2012
Gross accounts receivable	$627,269	$590,449
Less
Allowance for doubtful accounts	(115,000)	(133,000)
Loan value of receivables sold with recourse (see Note 5)	(110,802)	(229,706)
Total	$401,467	$227,743

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at December 31, 2013, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2013, the balance outstanding under the recourse contracts was $110,802 net of a hold back reserve of $113,788,  (December 31, 2012, $229,706 net of a hold back reserve of $86,984).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	December 31, 2013	December 31, 2012

Fixed assets – cost	$327,648	$311,157
Less
Accumulated depreciation	(249,163)	(311,157)
Total	$78,485	$-

Depreciation expense totaled $Nil and $16,310, respectively, for the years ended December 31, 2013 and 2012.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	December 31, 2013	December 31, 2012

Trade vendors	$1,028,943	$1,501,267
Professional advisors	2,738,824	3,059,594

Total accounts payable	3,767,767	4,560,861

ACCRUED LIABILITIES

Payroll and applicable taxes	1,704,468	1,112,313
Judgment interest	181,481	482,404
Other	174,513	411,558

Total accrued liabilities	2,060,462	2,006,275

TOTAL	$5,828,229	$6,567,136

NOTE 8 – DEBT

	December 31, 2013	December 31, 2012
Notes Payable – Arrayit Corporation
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman. Interest was being accrued at 25% default rate. The terms also called for the lender to withhold proceeds of $20,000 as a debt origination fee and the issuance of 200,000 warrants issuable for shares of common stock at $1.00 per share.	$250,000	$275,000
Note payable, 0% interest, due on demand, together with 75,000 shares of common stock in the form of common stock warrants	-	15,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	26,117	30,749
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	491,884	608,520

Total notes payable, including related parties	$768,001	$929,269

Long term debt	-	-
Short term debt	$768,001	$929,269

NOTE 9 – WARRANTS AND OPTIONS

Warrants

On January 19, 2008 the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.

On April 25, 2010 the Company issued 150,000 share purchase warrants, expiring on April 25, 2012, exercisable at $1.00 for consulting services. The warrants expired in 2012.
On September 30, 2010 the Company issued 200,000 share purchase warrants expiring on October 1, 2014 exercisable at $0.20 to the President of Avant Diagnostics, Inc.  The 200,000 warrants were exercised in September 2013.

On October 14, 2010 the Company issued 300,000 share purchase warrants expiring on February 15, 2013 exercisable at $0.22 in connection with a debt financing.
During 2012, 90,000 warrants were issued and 350,000 warrants expired.
On January 19, 2013 1,250,000 warrants issued in 2008 expired.   The warrants holders are disputing the expiry and have launched legal action to compel the Company to issue shares underlying these warrants.   The Company disagrees and is defending its action in court. An additional 15,000 warrants also expired in 2013.

On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.15 expiring on June 30, 2016
On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.18 expiring on June 30, 2016
On December 18, 2013 the Company issued 3,610,000 share purchase warrants exercisable at $0.45 expiring on December 18, 2016

Options
On October 1, 2009, the Company granted 450,000 options to the President of Avant Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date. The 450,000 options were exercised in September 2013.

The following table summarizes options and warrants outstanding at December 31, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2011	2,350,000	$0.23

Granted	75,000	$0.19
Cancelled/forfeited	-	-
Expired	350,000	$1.00
Exercised	-	-
Outstanding at December 31, 2012	2,075,000	$0.08

Granted	4,956,154	$0.37
Cancelled/forfeited	-	-
Expired	1,265,000	$0.05
Exercised	650,000	$0.30
Outstanding at December 31, 2013	5,116,154	$0.37

On January 19, 2008 the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.

On April 25, 2010 the Company issued 150,000 share purchase warrants, expiring on April 25, 2012, exercisable at $1.00 for consulting services.  The warrants expired in 2012.

On May 12, 2010 the Company issued 200,000 share purchase warrants, expiring on May 12, 2012 exercisable at $1.00 in connection with a debt financing. The warrants expired in 2012.

On September 30, 2010 the Company issued 200,000 share purchase warrants expiring on October 1, 2014 exercisable at $0.20 to the President of Avant Diagnostics, Inc.  The 200,000 warrants were exercised in September 2013.

On October 14, 2010 the Company issued 300,000 share purchase warrants expiring on February 15, 2013 exercisable at $0.22 in connection with a debt financing.

During 2010, 200,000 warrants were cancelled.

During 2012, 75,000 warrants were issued and 350,000 warrants expired.

On January 19, 2013 1,250,000 warrants issued in 2008 expired.   The warrants holders are disputing the expiry and have launched legal action to compel the Company to issue shares underlying these warrants.   The Company disagrees and is defending its action in court. An additional 15,000 warrants also expired in 2013.

On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.15 expiring on June 30, 2016

On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.18 expiring on June 30, 2016

On December 18, 2013 the Company issued 3,610,000 share purchase warrants exercisable at $0.45 expiring on December 18, 2016

Options

On October 1, 2009, the Company granted 450,000 options to the President of Avant Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date. The 450,000 options were exercised in September 2013.

On June 30, 2010, 160,000 share purchase options were exercised upon payment of $51,200.

The following table summarizes options and warrants outstanding at December 31, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2011	2,190,000	$0.23

Granted	75,000	$0.19
Cancelled/forfeited	-	-
Expired	350,000	$1.00
Exercised	-	-
Outstanding at December 31, 2012	1,915,000	$0.08

Granted	4,956,154	$0.37
Cancelled/forfeited	-	-
Expired	1,265,000	$0.05
Exercised	650,000	$0.30
Outstanding at December 31, 2013	4,956,154	$0.37

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

There were no revenues generated during the fiscal years ended December 31 2013 and 2012, hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the years ended December 31, 2013 and 2012 include $Nil and $100,450 of stock-based compensation, arising from the granting of 0 and 480,575 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to website consulting and investor relations. The Company relied upon the exemption under Section 4(2) of the Securities Act.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

Convertible Preferred Stock

The Series A Preferred Stock has no stated dividend rate and has a liquidation preference of $.001 per share. The Series A Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. Both the conversion ratio of the preferred into common (9.6:1) and the number of shares outstanding is subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the fiscal years ended December 31, 2013 and 2012, respectively, 1,743 and 2,057 Series C Preferred Stock shares were converted into 610,015 and 720,020 shares of common stock, respectively.

NOTE 13 – INCOME TAXES

The components of the net deferred tax assets are as follows at December 31:

	2013	2012
Operating loss carry forwards	$8,742,401	$8,817,490
Tax depreciation	19,511	19,511
Other temporary differences	219,182	103,696

	8,981,094	8,940,697
Less valuation allowance	(8,981,094)	(8,940,697)

Net deferred tax asset	$-	$-

The primary factors affecting the Company’s income tax rates were as follows:

	2013	2012
Tax benefit at U.S. statutory rates	(34.00%)	(34.00%)
State tax benefit	(8.84%)	(8.84%)
Expiring state NOL’s	0	0
Changes in valuation allowance	42.84%	42.84%

	0.00%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. Operations were in a loss position for the year ended December 31, 2013 and in a cumulative loss position for the thirty-six month period ended December 31, 2013. Accordingly, based on the current year and cumulative loss in the U.S. and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at December 31, 2013. The valuation allowance for the U.S. operations totaled $8.98 million at December 31, 2013 and had a net increase of $40,397 from the prior year-end mainly due to current year activity.

The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable earnings trend for its historic and projected results for its U.S. operations, a reduction in the valuation allowance and a corresponding income tax benefit may result.

NOTE 14 – DUE TO RELATED PARTY

Pursuant to a previous consulting agreement with Dr. Mark Schena, Director, which ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.  Amounts outstanding at December 31, 2013 and 2012 of $478,533 and $577,033, respectively, are unsecured, non-interest bearing and due on demand.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Disclosure regarding lawsuits

The Company accrues interest each quarter on outstanding judgments.  The Company records interest expense equal to the court indicated interest rate applied to the outstanding judgment and records an increase in judgment interest payable, which corresponds to the interest expense recognized during the year.  During the fourth quarter of 2014 the Company reached settlements with holders of the outstanding judgments, pursuant to which it was not longer required to pay interest on outstanding amounts.

Outstanding amounts due to legal firms with respect to litigation:

Legal Firm                       Amount Payable        Description

                                          At Dec 31, 2013

Sanders Ortoli Vaughn-Flam Rosenstadt LLP	$69,731
Sanders Ortoli Vaughn-Flam Rosenstadt LLP vs Arrayit Corporation., Case # 653313/13.  Sanders Ortoli Vaughn-Flam Rosenstadt LLP vs Arrayit Corporation, a law firm, sued Arrayit for breach of contract regarding payment for services rendered.  The parties reached a settlement on February 26, 2014.

Morrison & Foerster LLP	$537,860
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

Outstanding legal actions

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

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows

2014	$195,000
2015	241,020
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

$1,712,020

Rent expense was approximately $150,044 and $182,657 for the years ended December 31, 2013 and 2012, respectively.

Note 16 - Stockholders' Equity (Deficit)

Conversion of Debt to Common Stock

During 2013 and 2012, trade creditors converted no accounts payable into shares of common stock.

Common Shares Issued for Service

No shares were issued for services during 2013.

During 2012, the Company issued 480,575 common shares to consultants under consulting agreements.  The associated expense was $100,450.

Common Shares Issued for Compensation

No shares were issued as compensation during 2013 and 2012.

Common Shares Issued for Cash

During 2013  8,666,155 common shares were issued for a cash consideration of  $2,359,000

No shares were issued for cash during 2012.

Common Shares Issued on Exercise of Options

During 2013, 184,350 shares were issued on the exercise of options.

No shares were issued for options during 2012.

Issuance of Warrants for Services and as Part of Debt

During 2012, 75,000 warrants issued for debt.

Series “A” Convertible Preferred Stock

The Series “A” Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series “A” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 22,034 (2012 – 22,034) issued and outstanding shares.

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

The 103,143 Series “C” Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and at December 31, 2013 there were 87,145 (2012 – 88,888) issued and outstanding shares..  These Series “C” Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

Options and warrants

The following table summarizes information about outstanding warrants and options for common stock at December 31, 2013:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.15	673,077	2.5	n/a	0	n/a
$0.18	673,077	2.5	n/a	0	n/a
$0.45	3,610,000	2.98	n/a	0	n/a

NOTE 17 – SUBSEQUENT EVENTS

Legal actions

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc, Avant Diagnostics, Inc, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff alleges violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress.  On February 10, 2014, Arrayit Corporation requested the removal of the State Action from the Superior Court of New Jersey, Law Division, Essex County to the United States District Court for the District of New Jersey.  Arrayit Corporation’s counsel requested that Plaintiff’s counsel dismiss Arrayit Corporation as a defendant in this matter stating there is no basis against Arrayit Corporation for the purported claim under CEPA just as there is no viable CEPA claim against any of the other non-controlling, minority shareholders (e.g. Plaintiff);  Plaintiff and Arrayit Corporation are not parties to any contractual agreements;  there is no viable legal theory for ‘indirect breach’;  Arrayit Corporation did not engage in any conduct, actions, communications or dealings with Plaintiff giving rise the purported claims against AC for alleged “economic duress,” “intentional infliction of emotional distress” or “tortious interference”; there is no good faith basis in law or fact for any of the claims attempted against Arrayit Corporation. Arrayit Corporation reserves all rights and specifically reserves all of its rights under FRCP Rule 11.

On February 26, 2014, the Company reached a settlement with Sanders Ortoli Vaughn-Flam Rosenstadt LLP, a law firm, who had sued Arrayit for breach of contract regarding payment for services rendered.  The terms of settlement provided inter allia;

(1)	a cash payment of $10,000

(2)	issuance of 90,000 common shares of Arrayit

(3)	issuance of 110,000 cashless warrants at $0.65 expiring on February 26, 2019

The Company will record an expense of approximately $5,000 in the first quarter of 2014 in connection with the settlement of this suit.

On March 31, 2014, Avant Diagnostics, Inc. sued Arrayit Corporation and Crucible Capital Group, Inc. in The Superior Court of the State of Arizona in and for the County of Maricopa, Case No. CV2014-092882.  Avant alleges breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel.  Arrayit Corporation denies all allegations and intends to counter sue for causes of action that could include breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel, and other causes of action yet to be determined.

Share issuances

(1)	On March 5, 2014 the Company issued 90,000 shares in connection with the settlement of the Sanders Ortoli Vaughn-Flam Rosenstadt LLP legal action.

(2)	On March 28, 2014 the Company issued 1,000,000 to liquidate a guarantee of Avant debt

(3)	On March 28, 2014 the Company issued 136,365 shares for a cash consideration of $60,000.

(4)	On March 28, 2014 the Company issued 83,334 shares for accounting services of $12,500.

(5)	On March 31, 2014 the Company issued 23,500 shares for engineering services of $3,525.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena Age 50	Chairman, Director, CEO and CFO	2007
Todd J Martinsky Age 48	Vice President and Director	2007
Mark Schena, Ph.D Age 50	President, Chief Technology Officer, Secretary and Treasury	2007

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

Rene holds a degree in Language Studies from the University of California, Santa Cruz.  She has earned 25 years experience in international business, including translation, contract documentation and commodities trading.  She worked in commodities trading with a subsidiary of ConAgra (1985-1988) and as a chemical import and distribution specialist, department manager, and later President of NuSource Chemical Corporation (1988-1993).  Rene co-founded TeleChem International, Inc., which focused on traditional chemical distribution before expanding into the government and biotech sectors.  At Arrayit, Rene manages all corporate financial, tax, legal, regulatory and human resource activities.  Rene Schena is married to Dr. Mark Schena.

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

Dr. Schena has authored five foundational books on the subject of microarrays, including the best selling text, “Microarray Analysis” (J. Wiley and Sons); and has published more than 30 important papers in scientific journals.  Dr. Schena has organized symposia and course work, chaired societal meetings and promoted the expansion of microarray technology - accruing over one million travel miles worldwide to speak to audiences of PhDs, MDs and life science professionals.  Dr. Schena holds the key microarray diagnostics patent (issued in 2005) that provides for 100,000 patients to be screened for a health condition in a single, simple laboratory test.  In 2001, this discovery was featured in the NOVA television documentary “Cracking the Code of Life,”, wherein Dr. Schena introduced the use of microarrays as a diagnostic tool for the first time, and presented his vision for preventative, personalized medicine through pre-symptomatic testing.  Mark’s innovation, product development ideas, world-respected credentials and scientific celebrity extend the ultimate scientific credibility to the Arrayit companies and their leading-edge products and services.  Dr. Mark Schena is married to Rene Schena.

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

Todd is recognized as a leader in the microarray field.  He has guided and consulted with microarray professionals since the advent of commercial microarrays.  He has presented as a Keynote Speaker for key microarray workshops and scientific meetings and has served on various microarray manufacturing panels.  Over the past decade, Todd has served as a guest speaker at events sponsored by the Centers for Disease Control (CDC), The United States Department of Agriculture (USDA), and a number of major universities.  Serving as an advisor to the U.S. Pharmacopeia (USP), he authored a chapter for a compendium on nucleic acid test methods for which he received Doctoral-level recognition.  In addition, Todd has authored chapters on microarray manufacturing methods for five books, including the new 2009 “Microarray Methods and Protocols” (CRC Press).  On the web, he authors and manages a popular microarray blog and is a respected member of the email-based microarray Gene-Arrays List Serve.  Todd has been recognized as the “number one most-quoted microarray executive” through Arrayit’s educational outreach program, appearing in numerous feature articles and scientific publications.  During his tenure at Arrayit, he has established numerous successful and mission critical business alliances that continue today.  Todd Martinsky is the brother of Rene Schena.

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

Nominating Committee

The Company is not required to have a nominating committee and as such, does not have one.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

Compensation Committee

The Company is not required to have a compensation committee and as such, does not have one.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1924, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

There were no failures to comply with Section 16(a) by any directors, officers, or beneficial owners during this fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other	Total
						Compensation
		($)	($)	($)	($)	($)	($)

Rene A Schena	2013	$0	0	0	0	$0	$0
Chairman, Director, CEO, CFO	2012	0	0	0	0	0	$0

Todd J Martinsky	2013	50,000	0	0	0	50,000	$0
Vice President and Director	2012	0	0	0	0	0	$0

Mark Schena, Ph.D	2013	0	0	0	0	0	$0
President, Chief Technology Officer, Secretary & Treasurer, and Director	2012	0	0	0	0	0	$0

Fair value of stock awards was computed in accordance with FASB ASC Topic 718 (column (e)).

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

●	simplicity, clarity, and fairness to both the employee and the Company;
●	preservation of Company resources, including available cash; and
●	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

●	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
●	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.
All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards require approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2013 and 2012:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 15, 2013.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 38,139,616 shares of common stock equivalents outstanding.

At December 31, 2013 the total Common Share Equivalents was determined as follows:

	Outstanding	Conversion Factor	Common Share Equivalents
Class A	22,034	0.32	7,051
Class C	87,145	350	30,500,750
Common	38,139,616	1	38,139,616
Warrants	4,956,154	1	4,956,154
			73,603,571

The following table sets forth a description of any substantial interest, direct or indirect of each person who has been a director or executive officer of the registrant at any time since the beginning of the last fiscal year.  The address of each person, unless otherwise noted, is 927 Thompson Place, Sunnyvale, California 94085. Additionally we have included information about persons more than 5% of the total voting rights.

	Common Stock	Series C Preferred Stock	Series C Preferred Stock Common Share Equivalents	Total Voting Shares Based on All Voting Shares Outstanding	Total %
Officers and Directors
Rene A Schena, Chief Executive Officer Chief Financial Officer, Chairman and Director	2,000,000	38,571	13,499,955	15,499,955	21.05%
Mark Schena, President and Director	1,000,000	12,857	4,500,090	5,500,090	7.47%
Todd Martinsky, Executive Vice President and Director	1,500,000	25,714	8,999,865	10,499,865	14.27%
Paul K. Haje, Vice President of Marketing, Consultant		12,857	4,500,090	4,500,090	6.11%

Greater Than 5% Shareholders
None

All of the Officers and Directors as a Group (4 Persons)	5,275,000	89,999	31,500,000	36,775,000	48.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a previous consulting agreement with Dr. Mark Schena ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   Amounts outstanding at December 31, 2013 and December 31, 2012 of $478,533 and $577,033 respectively are unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $58,190 and $50,441, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated.

Exhibit Number	Description	Previously Filed as Exhibit		File Number	Previously Date Filed

2.1	Agreement and Plan of Merger	Exhibit 10.1 to the Registrant's Current Report on Form 8-K		001-16381	10/03/2008
2.2	Amendment and Restated Agreement and Plan of Merger	Exhibit A to the Registrant’s Preliminary Schedule 14C		001-16381	10/03/2008

3.1	Amended and Restated Bylaws	Exhibit 3iii to the Registrant's Report on Form 10K		0001-059016	04/15/2009
3.2	Amendment of Articles of Incorporation	Exhibit 3 to the Registrant's Report on Form 10K		0001-059016	04/15/2009
3.3	Certificate of Designation of the Series “C” Convertible Preferred Stock	Exhibit 10.3 to the Registrant's Current Report on Form 8-K		001-16381	10/03/2008
3.4	Certificate of Correction for the Certificate of Designation of the Series C Convertible Preferred Stock	Exhibit 10.4 to the Registrant's Current Report on Form 8-K		001-16381	10/03/2008
3.5	State if Delaware Certificate if Amendment of Certificate of Designation of Series “A” Convertible Preferred Shares	Exhibit 3.1 to the Registrant's Current Report on Form 8-K		0001-059016	11/25/2008
3.6	Code of Ethics	Exhibit 14 to the Registrant's Report on Form 10K		0001-059016	04/15/2009
4.1	Form of Warrant	Exhibit 4.2 to Registrant's Current Report on Form 8-K		001-16381	2/28/05

4.2	Form of Additional Investment Right "A"	Exhibit 10.2 to Registrant's Current Report on Form 8-K		001-16381	2/28/05
4.3	Form of Additional Investment Right "B"	Exhibit 10.3 to Registrant's Current Report on Form 8-K		001-16381	2/28/05
10.1	2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8		333-119586	10/07/04
10.2	2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan	Exhibit 4.1 to the Registrant's Registration Statement on Form S-8		333-99371	9/10/02
10.3	Option to Purchase Common Stock between Registrant and John Howell	Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A		0001-059016	10/26/2009
10.4	Form of Securities Purchase Agreement for 8.0% Senior Secured Convertible Notes	Exhibit 10.1 to Registrant's Current Report on Form 8-K		001-16381	2/28/05
10.5	Form of Security Agreement	Exhibit 10.4 to Registrant's Current Report on Form 8-K		001-16381	2/28/05
10.6	SovCap Equity Partners, Ltd., Notes	Exhibit 10.3 to the Registrant's Report on Form 10K/A		0001-059016	09/17/2009
10.7	Common Stock Purchase Warrant	Exhibit 10.1 to the Registrant's Current Report on Form 8-K		0001-059016	11/26/2008
10.8	License Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K		0001-059016	12/09/2009
10.9	Sponsored Research Agreement Between Arrayit Diagnostics, Inc. and Wayne State University	Exhibit 10.1 to the Registrant's Current Report on Form 8-K		0001-059016	12/10/2009
10.10	Consulting Agreement dated November 1, 2009 between the Registrant and William L. Sklar	Exhibit 10.1 to the Registrant's Current Report on Form 8-K		0001-059016	12/15/2009
10.11	Consulting Agreement dated January 2, 2010 between the Registrant and Mark Schena, Inc,	Exhibit 99.1 to the Registrant's Current Report on Form 8-K		0001-059016	03/31/2010
16.1	Letter From Berman, Hopkins & Laham, CPAs And Associates, LLP	Exhibit 16.1 to the Registrant's Current Report on Form 8-K		0001-059016	08/17/2010
21.1*	Subsidiaries	Attached hereto
31.1*	Certificate of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
31.2*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
32.1*	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached	hereto
32.2*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
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

Date:  April 15, 2014

Arrayit Corporation
By: /s/ Rene Schena
Rene Schena Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rene Schena	Chairman, Director, Chief Executive Officer	April 15, 2014
/s/ Mark Schena	Director, President	April 15, 2014
/s/ Todd Martinsky	Director, Executive Vice President	April 15, 2014