Form 10-K/A
period 2013-12-31
Arrayit Corp
filed 2014-04-17
CIK 1084507

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The purpose of this Amendment No. 1 to Arrayit Corporation. Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting  Language).

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

Date:  April 16, 2014

Arrayit Corporation
By: /s/ Rene Schena
Rene Schena Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rene Schena	Chairman, Director, Chief Executive Officer	April 16, 2014
/s/ Mark Schena	Director, President	April 16, 2014
/s/ Todd Martinsky	Director, Executive Vice President	April 16, 2014