Form 10-Q
period 2014-03-31
Arrayit Corp
filed 2014-05-14
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

927 Thompson Place, Sunnyvale CA 94085

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

As of May 4, 2014, there were 39,522,098 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended March 31, 2014

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31,2014 and 2013 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Removed and Reserved	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signatures		22
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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
	03/31/2014 (unaudited)	12/31/2013
ASSETS
Current Assets:
Cash	$220,951	$290,659
Accounts receivable, net	516,040	401,467
Inventory	528,997	457,678
Prepaid expenses	66,250	190,492
Total current assets	1,332,238	1,340,296

Property and equipment, net	202,924	78,485
Deposits	118,924	118,924
Total assets	$1,654,086	$1,537,705

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,167,113	$5,828,229
Due to related parties	-	478,533
Customer deposits	-	67,981
Notes payables, current portion including related parties	772,258	768,001
Total current liabilities	6,939,371	7,142,744
Notes payable, long term	-	-
Total liabilities	6,939,371	7,142,744

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series A, 22,034 shares outstanding	22	22
Preferred stock, Series C, $0.001 par value 87,145 shares outstanding	87	87
Common stock, $0.001 par value; 480,000,000 shares authorized 39,432,248 and 38,139,616 issued and outstanding	39,241	37,948
Additional paid-in capital	19,335,228	19,054,387
Accumulated deficit	(24,659,863)	(24,697,483)
Total stockholders’ equity (deficit)	(5,285,285)	(5,605,039)
Total liabilities and stockholders' deficit	$1,654,086	$1,537,705
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Statement of Operations	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Total Revenues	$1,090,704	$942,916
Cost of Sales	708,832	455,512
Gross Margin	381,872	487,404

Selling, General and Administrative	653,876	250,520
Research and Development	6,949	-
Legal Expense	47,188	30,215
Income (loss) from operations	(326,141)	206,669

Gain on extinguishment of liabilities	391,306	142,071
Bad debt recovery	-	5,312
Interest (expense)	(27,546)	(118,574)
Net income (loss)	$37,620	$235,478
Income (loss) per share - basic	$.00	$.01
Income (loss) per share - diluted	$.00	$.00

Basic weighted average number of common shares	38,189,606	28,286,629
Diluted weighted average number of common shares	69,552,227	59,294,580
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net loss	$37,620	$235,478
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,017	-
Gain on extinguishment of liabilities	(391,306)	(142,071)
Provision (recovery)for bad debts	86,142	(5,312)
Settlement of legal suit	(5,890)	-
Stock for Avant guarantee	74,142	-
Stock paid for services	16,025	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(200,715)	(5,238)
Inc/dec in inventory	(71,319)	132,862
Inc/dec in prepaids	124,242	(9,071)
Inc/dec in deposits	-	-
Inc/dec in accounts payable and accrued liabilities	408,615	(113,876)
Inc/dec in bank overdraft	-	(91,967)
Inc/dec in due to related parties	(19,101)	(21,000)
Inc/dec in accrued interest	-	20,348
Inc/dec in customer deposits	(67,981)	42,269
Net cash provided (used) by operating activities	491	42,422

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(134,456)	-
Net cash used by investing activities	(134,456)	-

Cash flows from financing activities:
Proceeds from loans, net	10,889	-
Repayment of notes payable	(6,632)	(42,422)
Proceeds from issuance of common stock	60,000	-
Net cash provided (used) by financing activities	64,257	(42,422)
Net increase (decrease) in cash	(69,708)	-

Cash, beginning of period	290,659	518

Cash, end of period	$220,951	$518

Supplemental cash flow information:
Cash paid for interest	$16,657	$32,149
Cash paid for income taxes	$-	$-
Noncash Transaction:
Conversion of accrued interest to notes payable
	$10,889	$20,348
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
March 31, 2014

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K/A. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2013 as reported in Form 10-K/A, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at March 31, 2014:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	38.46% owned by Arrayit Corporation

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s March 31, 2014 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

In July 2013, the Company issued 500,000 shares of its common stock with a market price of $0.12 per share or $60,000 to settle debt of Avant Diagnostics, Inc.  Arrayit Corporation was the guarantor of the debt.  The Company recorded a charge of $38,962 on the transaction and received equipment from Avant Diagnostics, Inc. valued at $21,038.

In March 2014, the Company issued 500,000 shares of common shares of its common stock with a market price of $0.14 per share or $74,142 to settle additional debt of Avant Diagnostics, Inc.  Arrayit Corporation was the guarantor of the debt.  The Company recorded a charge of $74,142 on the transaction.

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (38.46% of the total outstanding) owned by Arrayit Corporation will be distributed ratably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “C” Preferred Shares) outstanding at March 31, 2014 should be included in diluted earnings per common share for the three months ended March 31, 2014.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At March 31, 2014, Arrayit had a working capital deficit of $5,607,133, and an accumulated deficit of $24,659,863.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and income tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	March 31, 2014	December 31, 2013
Gross accounts receivable	$1,092,240	$627,269
Less
Allowance for doubtful accounts	(127,000)	(115,000)
Loan value of receivables sold with recourse (see Note 5)	(449,200)	(110,802)
Total	$516,040	$401,467

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE
Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at March 31, 2014, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2014, the balance outstanding under the recourse contracts was $449,200 net of a hold back reserve of $224,854 (December 31, 2013, $110,802 net of a hold back reserve of $113,788).  Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS
Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Fixed Assets – Cost	$462,104	$327,648
Less
Accumulated Depreciation	(259,180)	(249,163)
Total	$202,924	$78,485

Depreciation expense totalled $10,017 and $Nil, respectively, for the three months ended March 31, 2014 and 2013.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2014	December 31, 2013
ACCOUNTS PAYABLE

Trade vendors	$1,526,796	$1,028,943
Professional advisors	2,526,389	2,738,824

Total Accounts Payable	4,053,186	3,767,767

ACCRUED LIABILITIES

Payroll and applicable taxes	1,770,065	1,704,468
Judgment interest	162,981	181,481
Other	180,881	174,513

Total Accrued Liabilities	2,113,927	2,060,462

TOTAL	$6,167,113	$5,828,229

NOTE 8 – DEBT

	March 31, 2014	December 31, 2013

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	$250,000	$250,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	26,117	26,117
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	496,141	491,884

Total notes payable, including related parties	$772,258	$768,001

Long term debt	-	-
Short term debt	$772,258	$768,001

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at March 31, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2013	5,116,154	$0.37

Granted	110,000	$0.65
Cancelled/forfeited	-	-
Expired	0	-
Exercised	0	-
Outstanding at March 31, 2014	5,226,154	$0.38

During the quarter ended March 31, 2014, the Company issued 110,000 warrants to purchase common stock at $0.65 expiring on February 26, 2019 in conjunction with the settlement of a lawsuit.

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

There were no revenues generated during the fiscal period ended March 31, 2014 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended March 31, 2014 and 2013 include $Nil and $Nil of stock-based compensation, arising from the granting of no unregistered common shares, respectively.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the three months ended March 31, 2014 and 2013 there were no conversions.

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Total
Balance, December 31, 2013	22,034	$22	87,145	$87	38,139,616	$37,948	$19,054,387	$(24,697,483)	$(5,605,039)

Issuance of shares for cash	-	-	-	-	136,365	136	59,864	-	60,000

Issuance of shares for services	-	-	-	-	106,834	107	15,918	-	16,025

Issuance of shares for settlement of legal suit	-	-	-	-	90,000	90	63,750	-	63,840

Issuance of share for guarantee of Avant debt	-	-	-	-	500,000	500	73,642	-	74,142

Issuance of shares for debt conversion	-	-	-	-	459,433	459	67,667	-	68,126

Net Income (Loss) for the three months ended
March 31, 2014	-	-	-	-	-	-	-	37,620	37,620
Balance, March 31, 2014	22,034	$22	87,145	$87	39,432,248	$39,241	$19,335,228	$(24,659,863)	$(5,285,285)

NOTE 14 – INCOME TAXES

At March 31, 2014 and December 31, 2013, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.0 million and $9.0 million has been recorded against the deferred tax asset as of March 31, 2014 and December 31, 2014, respectively. The NOL carry-forwards will fully expire in 2033.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows

2014	$175,500
2015	241,020
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

$1,692,520

Rent expense was $77,230 and $37,012 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On April 24, 2014 the Company issued 86,000 shares for services of $13,752.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2014, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended March 31, 2014 and 2013

Gross revenues for the three months ended March 31, 2014 and 2013 were $1,090,704 and $942,916, respectively, representing a 15% increase in gross revenues for the period.  The Company shipped more laboratory instruments, including three NanoPrint Microarray Printers, five SpotBot Microarray Printers and a Colorimetric Microarray Platform during the three months ended March 31, 2014.

The cost of sales for the three months ended March 31, 2014 and 2013 were $708,832 and $455,512, respectively resulting in gross profit for the period of $381,872 and $487,404, respectively.  The Company’s cost of sales is dependent upon product mix.  During the first quarter of 2014, the gross margin was 35% versus 51% for the first quarter of 2013.  The Company sold more high-throughput NanoPrint Microarray Printers in the first quarter of 2014, which have a lower gross margin percentage than the entry-level microarray manufacturing instruments and consumables that were sold in the first quarter ended March 31, 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $653,876 and $250,520, respectively.  The increase of $403,356 is largely attributable to adding staff, new advertising and trade show promotions, increases in rent and utilities, and consulting and other fees associated with the FDA approval process for OvaDx® during the three months ended March 31, 2014 versus the three months ended March 31, 2013.

Legal expenses of $47,188 for the three months ended March 31, 2014 were mostly attributable to general corporate matters and SEC compliance.  Legal expenses of $8,331 for the three months ended March 31, 2013 were mostly attributable to litigation with Baker Hughes.  Baker Hughes judgment against TeleChem International, Inc. and Arrayit Corporation was settled on October 24, 2013 and the Company recorded a gain on extinguishment of debt in the fourth quarter 2013.

Net income from operations was $37,620 for the three months ended March 31, 2014, compared with a net income from operations of $235,478 for the three months ended March 31, 2013.  The Company recorded a gain on extinguishment of debt of $391,306 when Mark Schena Inc. agreed to convert its accrued commissions to Arrayit Corporation restricted common shares at $1.00 per share during the three months ended March 31, 2013.  The Company recorded a gain on extinguishment of debt of $142,071 during the three months ended March 31, 2013.

Interest expense was $27,546 for the three months ended March 31, 2014, compared to $118,574 for the three months ended March 31, 2013.  The decrease in interest costs was the result of eliminating new judgment interest costs through settlement agreements.

Liquidity and Capital Resources

Cash flows provided by operations were $491 for the three months ended March 31, 2014, and cash provided by operations was $42,422 for the three months ended March 31, 2013. As of March 31, 2014, we had a working capital deficiency of $5,607,133 and an accumulated deficit of $24,659,863.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At March 31, 2014, the Company had no commitments, understandings or arrangements for additional working capital.  We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Source of Liquidity

During the third quarter of 2013, Arrayit Corporation raised $1 million of working capital from a group of accredited investors.  The sale and issuance of the securities discussed above were determined to be exempt from registration in reliance on Rule 506(b) of Regulation D.

During the fourth quarter of 2013, Arrayit Corporation raised $1,146,000 of working capital from a group of accredited investors.  The sale and issuance of the securities discussed above were determined to be exempt from registration in reliance on Rule 506(b) of Regulation D.

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

The material weaknesses we have identified are the direct result of a lack of adequate staffing in our accounting department. Currently, our chief executive officer and a controller have sole responsibility for receipts and disbursements. We do not employ any other parties to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As we grow, and as resources permit, we project that we will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.  Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented

(b) Changes in internal control over financial reporting

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

Sanders Ortoli Vaughn-Flam Rosenstadt LLP vs Arrayit Corporation, Case # 653313/13.  A law firm sued Arrayit for breach of contract regarding payment for services rendered.  The parties reached a settlement on February 26, 2014.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc., Avant Diagnostics, Inc, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff alleges violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress.  On February 10, 2014, Arrayit Corporation requested the removal of the State Action from the Superior Court of New Jersey, Law Division, Essex County to the United States District Court for the District of New Jersey.  Arrayit Corporation’s counsel requested that Plaintiff’s counsel dismiss Arrayit Corporation as a defendant in this matter stating there is no basis against Arrayit Corporation for the purported claim under CEPA just as there is no viable CEPA claim against any of the other non-controlling, minority shareholders (e.g. Plaintiff);  Plaintiff and Arrayit Corporation are not parties to any contractual agreements;  there is no viable legal theory for ‘indirect breach’;  Arrayit Corporation did not engage in any conduct, actions, communications or dealings with Plaintiff giving rise the purported claims against AC for alleged “economic duress,” “intentional infliction of emotional distress” or “tortious interference”; there is no good faith basis in law or fact for any of the claims attempted against Arrayit Corporation. Arrayit Corporation reserves all rights and specifically reserves all of its rights under FRCP Rule 11.

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

Arrayit Corporation

Dated: May 13, 2014	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director