Form 10-Q
period 2014-06-30
Arrayit Corp
filed 2014-08-19
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,533,000.

As of July 25, 2014, there were 39,601,581 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended June 30, 2014

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	unaudited
Current Assets
Cash	$44,114	$290,659
Accounts receivable, net	290,341	401,467
Inventory	554,293	457,678
Prepaid expenses	43,000	190,492
Total current assets	931,748	1,340,296

Property and equipment, net	195,658	78,485
Deposits	100,000	118,924
Total assets	$1,227,406	$1,537,705

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,092,907	$5,828,229
Due to related parties	-	478,533
Customer deposits	78,515	67,981
Notes payables, current portion including related parties	773,509	768,001
Total current liabilities	6,944,931	7,142,744
Long term liabilities	-	-
Total liabilities	6,944,931	7,142,744
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 shares issued and outstanding	87	87
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 39,518,248 and 38,139,616 issued and outstanding	39,327	37,948
Additional paid-in capital	19,348,902	19,054,387
Accumulated deficit	(25,105,863)	(24,697,483)
Total stockholders’ (deficit)	(5,717,525)	(5,605,039)
Total liabilities and stockholders' deficit	$1,227,406	$1,537,705

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total revenues (2014 includes $1,550,000 of related party amounts)	$1,949,195	$602,672	$3,039,899	$1,545,588
Cost of sales	271,921	376,896	980,753	832,408
Gross margin	1,677,274	225,776	2,059,146	713,180

Selling, general and administrative (2014 includes $1,550,000 of related party amounts)	2,014,985	239,382	2,668,861	489,902
Research and development	46,350	1,215	53,298	1,215
Legal expense	30,379	7,692	77,567	37,907
Income (loss) from operations	(414,440)	(22,513)	(740,581)	184,156

Gain on extinguishment of liabilities	688	23,463	391,994	165,534
Bad debt recovery	-	-	-	5,312
Interest (expense)	(32,248)	(73,739)	(59,794)	(191,953)

Net Income	(446,000)	(72,789)	(408,380)	163,049

Income (loss) per share - basic	$(0.01)	$0.00	$(0.01)	$0.01

Basic weighted average number of common shares	39,495,567	28,453,651	38,846,194	28,370,144

Income (loss) per share - diluted	$(0.01)	$0.00	$(0.01)	$0.00

Diluted weighted average number of common shares	39,495,567	28,453,651	38,846,194	59,378,095

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(408,380)	$163,049
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	20,220	-
Gain on extinguishment of liabilities	(391,306)	(165,534)
Provision (recovery)for bad debts	1,636,142	(5,312)
Settlement of legal suit	(5,890)	-
Stock for Avant guarantee	74,142	-
Stock paid for services	29,785	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(1,525,016)	(53,248)
Inc/dec in inventory	(96,615)	27,457
Inc/dec in prepaids	147,492	-
Inc/dec in deposits	18,924	-
Inc/dec in accounts payable and accrued liabilities	334,409	(126,766)
Inc/dec in bank overdraft	-	(129,495)
Inc/dec in due to related parties	(19,101)	(37,000)
Inc/dec in accrued interest	-	191,953
Inc/dec in customer deposits	10,534	42,269
Net cash used in operating activities	(174,660)	(92,627)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(137,393)	-
Net cash used in investing activities	(137,393)	-

Cash flows from financing activities:
Proceeds from loans, net	23,361	-
Repayment of notes payable	(17,853)	(71,497)
Proceeds from issuance of common stock	60,000	175,000
Net cash provided by financing activities	65,508	103,503

Net increase (decrease) in cash	(246,545)	10,876
Cash, beginning of period	290,659	518

Cash, end of period	$44,114	$11,394

Supplemental cash flow information:
Cash paid for interest	$36,632	$31,118
Cash paid for income taxes	$-	$-
Noncash Transaction:
Conversion of accrued interest to notes payable	$23,162	$20,348
Conversion of preferred stock	$-	$110

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
June 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at June 30, 2014:

Subsidiary	Date of Incorporation	Business of Entity	Ownership

TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation

Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.

Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	37.28% owned by Arrayit Corporation at June 30, 2014

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s June 30, 2014 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

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

On December 12, 2011, Arrayit Corporation signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby 19,350,000 shares of common stock of Avant Diagnostics (37.28% of the total outstanding) owned by Arrayit Corporation will be distributed rateably to the shareholders of Arrayit Corporation on the record date which will occur upon approval by the SEC of the Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from their exercise using the if-converted or treasury stock methods, and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “A” and “C” Preferred Shares) outstanding at June 30, 2014 should be excluded from diluted earnings per common share for the three months and for the six months ended June 30, 2014.  The Company’s diluted earnings per share calculation excludes approximately 30 million potential shares for the three months and six months ended June 30, 2014, respectively.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At June 30, 2014, Arrayit had a working capital deficit of $6,013,183, and an accumulated deficit of $25,105,863.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll tax payments, as well as estimated penalties and interest, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	June 30, 2014	December 31, 2013
Gross accounts receivable	$2,118,559	$627,269
Less
Allowance for doubtful accounts	(1,677,000)	(115,000)
Loan value of receivables sold with recourse (see Note 5)	(151,218)	(110,802)
Total	$290,341	$401,467

Accounts receivable include $1,550,000 from Avant Diagnostics, which is 37.28% owned by Arrayit.   An allowance for doubtful accounts of $1,550,000 was established at June 30, 2014 against the Avant Diagnostics receivable.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at June 30, 2014, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2014, the balance outstanding under the recourse contracts was $151,218 net of a hold back reserve of $206,113 (December 31, 2013, $110,802 net of a hold back reserve of $113,788). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Fixed Assets – Cost	$465,041	$327,648
Less
Accumulated Depreciation	(269,383)	(249,163)
Total	$195,658	$78,485

Depreciation expense totalled $20,220 and $Nil, respectively, for the three and six months ended June 30, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2014	December 31, 2013

Trade Vendors	$1,456,928	$1,028,943
Professional Advisors	2,524,234	2,738,824

Total Accounts Payable	3,981,162	3,767,767

ACCRUED LIABILITIES

Payroll and applicable taxes, plus estimated penalties and interest	1,804,936	1,704,468
Judgment interest	129,981	181,481
Other	176,828	174,513

Total Accrued Liabilities	2,111,745	2,060,462

TOTAL	$6,092,907	$5,828,229

NOTE 8 – DEBT

	June 30, 2014	December 31, 2013

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	$250,000	$250,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	27,423	26,117
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	496,086	491,884

Total notes payable, including related parties	$773,509	$768,001

Long term debt	-	-
Short term debt	$773,509	$768,001

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at June 30, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2013	5,116,154	$0.37
Granted	0	-
Cancelled/forfeited	-	-
Expired	0	-
Exercised	0	-
Outstanding at June 30, 2014	5,116,154	$0.37

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

There were no revenues generated during the fiscal period ended June 30, 2014 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended June 30, 2014 and 2013 include $Nil of stock-based compensation, arising from the granting of no unregistered common shares, respectively.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the three and six months ended June 30, 2014 and 2013 there were no conversions.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIT)
	Preferred Series A		Preferred Series C		Common Stock		Additional Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Total
Balance, December 31, 2013	22,034	$22	87,145	$87	38,139,616	$37,948	$19,054,387	$(24,697,483)	$(5,605,039)

Issuance of shares for cash	-	-	-	-	136,365	136	59,864	-	60,000

Issuance of shares for services	-	-	-	-	192,834	193	29,592	-	29,785

Issuance of shares for settlement of legal suit	-	-	-	-	90,000	90	63,750	-	63,840

Issuance of share for guarantee of Avant debt	-	-	-	-	500,000	500	73,642	-	74,142

Issuance of shares for debt conversion	-	-	-	-	459,433	459	67,667	-	68,126

Net(loss) for the period ended June 30, 2014	-	-	-	-	-	-	-	(408,380)	(408,380)

Balance, June 30, 2014	22,034	$22	87,145	$87	39,518,248	$39,327	$19,348,902	$(25,105,863)	$(5,717,525)

NOTE 14 – INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.0 million and $9.0 million has been recorded against the deferred tax asset as of June 30, 2014 and December 31, 2013, respectively. The NOL carry-forwards will fully expire in 2033.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

2014	$117,000
2015	241,020
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

$1,634,020

Rent expense was $149,623 and $73,554 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On July 16, 2014 the Company issued 83,333 shares for services of $12,500.

On August 6, 2014 Arrayit Corp. and Avant Diagnostics reached an agreement to settle their lawsuit which provides inter alia:

●	Mutual releases between the two companies and a full release of Crucible Capital.
●	Rene Schena and Dr. Mark Schena will join Avant Diagnostics Board of Directors.
●	Arrayit Corporation retains the exclusive right to manufacture OvaDx® and Avant Diagnostics retains the exclusive right to sell OvaDx® on FDA approval.
●	Avant Diagnostics will provide funding to facilitate FDA approval for the OvaDx® diagnostic test.
●
Avant Diagnostics will issue ten million (10,000,000) shares of Avant Diagnostics to Arrayit Corporation as full settlement for the $1,550,000 invoice issued by Arrayit Corporation to Avant Diagnostics on June 20, 2014.

●	Arrayit Corporation will dividend ten million (10,000,000) shares of Avant Diagnostics to the Arrayit Corporation shareholders.
●	Avant Diagnostics and Arrayit Corporation each agree to issue ten million (10,000,000) shares of their common stock to the other company.
●
Arrayit Corporation will recover the exclusive right to sell the OvaDx® diagnostic test on FDA approval upon issuance of ten million (10,000,000) shares of Arrayit Corporation to Avant Diagnostics should Avant Diagnostics not become a publicly traded company within one year.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc., Avant Diagnostics, Inc, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress.  On February 10, 2014, Arrayit Corporation requested the removal of the State Action from the Superior Court of New Jersey, Law Division, Essex County to the United States District Court for the District of New Jersey.  Arrayit Corporation’s counsel requested that Plaintiff’s counsel dismiss Arrayit Corporation as a defendant in this matter stating there is no basis against Arrayit Corporation for the purported claim under CEPA just as there is no viable CEPA claim against any of the other non-controlling, minority shareholders (e.g. Plaintiff);  Plaintiff and Arrayit Corporation are not parties to any contractual agreements;  there is no viable legal theory for ‘indirect breach’;  Arrayit Corporation did not engage in any conduct, actions, communications or dealings with Plaintiff giving rise the purported claims against AC for alleged “economic duress,” “intentional infliction of emotional distress” or “tortious interference”; there is no good faith basis in law or fact for any of the claims attempted against Arrayit Corporation. Arrayit Corporation reserves all rights and specifically reserves all of its rights under FRCP Rule 11. On August 6, 2014 the United States District Court, District of New Jersey granted Arrayit Corp’s motion to dismiss and further ruled that leave to amend would not be granted.

On August 11, 2014, Plaintiff Reuben Taub sued Defendants Rene Schena, Mark Schena, Todd Martinsky and John Does 1-10 in the Supreme Court of the State of New York, County of New York, Index No. 652454/2014.  The nature of the action is loss of plaintiff’s investment in Arrayit Corporation which was induced by, inter alia, defendants’ fraud and failure to properly disclose withholding and other tax liabilities of the Company and misrepresentations concerning the development costs for, and the Company’s ownership interest in OvaDx®.   Relief sought is monetary damages of $500,000 plus interest costs and disbursements and attorney’s fees as permitted by law.  Rene Schena, Mark Schena and Todd Martinsky deny all of the allegations.  The parties are working toward settlement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended June 30, 2014, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K/A for the year ended December 31, 2013 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Results of Operations

Comparison of Operating Results –Three Months Ended June 30, 2014 and 2013

Gross revenues for the three months ended June 30, 2014 and 2013 were $1,949,195 and $602,672, respectively, representing a 223% increase in gross revenues for the period. The increase in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx®. The backlog of orders for the period ending June 30, 2014 is approximately $634,000 and the backlog of orders was approximately $285,000 for the period ending June 30, 2013.

The cost of sales for the three months ended June 30, 2014 and 2013 were $271,921 and $376,896, respectively resulting in gross profit for the period of $127,274 and $225,776, respectively.  The Company’s cost of sales is dependent upon product mix.  During the second quarter of 2014, the gross margin was 32% versus 37% for the first quarter of 2013.  The Company sold more commodity chemicals in the second quarter of 2013, which have a lower gross margin percentage than the microarray manufacturing instruments and consumables that were sold in the second quarter ended June 30, 2013.

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were $2,014,985 and $239,382, respectively.  The increase of $1,775,603 was due to increase in occupancy costs as the new premises have double the square footage of the prior location, increase in the cost of health insurance provided to employees, increase in payroll and consulting fees resulting from the addition of new employees and consultants, offset by reduction in insurance costs. Also, the Company established a $1,550,000 allowance for doubtful accounts against the June 2014 invoice to Avant Diagnostics and the related bad debt expense of $1,550,000 was recorded in selling, general and administrative expenses.

Legal expenses of $30,379 for the three months ended June 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.  Legal expenses of $7,692 for the three months ended June 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation and to patent maintenance expenses.

Net loss from operations was $414,440 for the three months ended June 30, 2014, compared with a net loss from operations of $22,513 for the three months ended June 30, 2013.  The increase in net operating loss is due primarily to the decrease in gross revenues and the increase in selling, general and administrative costs.

Interest expense was $32,248 for the three months ended June 30, 2014, compared to $73,739 for the three months ended June 30, 2013.  The reduction in interest costs is attributable to the absence of any judgement settlements during the three months ended June 30, 2014 and the reduction of funds borrowed to finance our working capital.

Comparison of Operating Results –Six Months Ended June 30, 2014 and 2013

Gross revenues for the six months ended June 30, 2014 and 2013 were $3,039,899 and $1,545,588, respectively, representing a 97% increase in gross revenues for the period.  The increase in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx®.

The cost of sales for the six months ended June 30, 2014 and 2014 were $980,753 and $832,408, respectively resulting in gross profit for the period of $509,146 and $713,180, respectively.  The Company’s cost of sales is dependent upon product mix.  During the six months ended June 30, 2014, the gross margin was 34% versus 46% for the six months ended June 30, 2013.

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 were $2,668,861 and $489,902, respectively.  The increase of $2,178,959 was due to increase in occupancy costs as the new premises have double the square footage of the prior location, increase in the cost of health insurance provided to employees, increase in payroll and consulting fees resulting from the addition of new employees and consultants, increased marketing costs, offset by reduction in insurance costs. Also, the Company established a $1,550,000 allowance for doubtful accounts against the June 2014 invoice to Avant Diagnostics, Inc and the related bad debt expense of $1,550,000 was recorded in selling, general and administrative expenses.

Legal expenses of $77,567 for the six months ended June 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters. Legal expenses of $37,907 for the six months ended June 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, litigation with Recap Marketing and Consulting LLP, and to patent maintenance expenses.

Net loss from operations was $740,580 for the six months ended June 30, 2014, compared with net income from operations was $184,156 for the six months ended June 30, 2013.  The increase in net operating loss is due primarily to the decrease in gross margins from revenues due to a change in product mix and the increase in selling, general and administrative costs.

Interest expense was $59,794 for the six months ended June 30, 2013, compared to $191,953 for the six months ended June 30, 2013.  The reduction in interest costs is attributable to the absence of any judgement settlements during the six months ended June 30, 2014 and the reduction of funds borrowed to finance our working capital. Other income for the six months ended June 30 includes a gain on extinguishment of liabilities of $391,994 whereas other income for the six months ended June 30, 2013 includes gain on extinguishment of liabilities of $165,534 and bad debt recovery of $5,312.

Liquidity and Capital Resources

Cash flows used in operations were $174,660 for the six months ended June 30, 2014, and cash flows used in operations were $92,627 for the six months ended June 30, 2013. As of June 30, 2014, we had a working capital deficiency of $6,013,183 and an accumulated deficit of $25,105,863.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At June 30, 2014, the Company had no commitments, understandings or arrangements for additional working capital.  We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short-term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defences of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  The case is currently scheduled for trial on January 5, 2015.

Sanders Ortoli Vaughn-Flam Rosenstadt LLP vs Arrayit Corporation, Case # 653313/13.  A law firm sued Arrayit for breach of contract regarding payment for services rendered.  The parties reached a settlement on February 26, 2014.

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc., Avant Diagnostics, Inc, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff alleged violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress. On August 6, 2014 the United States District Court, District of New Jersey granted Arrayit Corporation’s motion to dismiss and further ruled that leave to amend would not be granted.

On March 31, 2014, Avant Diagnostics, Inc. sued Arrayit Corporation and Crucible Capital Group, Inc. in The Superior Court of the State of Arizona in and for the County of Maricopa, Case No. CV2014-092882.  Avant alleged breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel.  Arrayit Corporation denied all allegations.  The parties reached an agreement to settle the litigation on August 8, 2014.

On August 11, 2014, Plaintiff Reuben Taub sued Defendants Rene Schena, Mark Schena, Todd Martinsky and John Does 1-10 in the Supreme Court of the State of New York, County of New York, Index No. 652454/2014. The nature of the action is loss of plaintiffs investment in Arrayit Corporation which was induced by, inter alia, defendants fraud and failure to properly disclose withholding and other tax liabilities of the Company and misrepresentations concerning the development costs for, and the Companys ownership interest in OvaDx. Relief sought is monetary damages of $500,000 plus interest costs and disbursements and attorneys fees as permitted by law. Rene Schena, Mark Schena and Todd Martinsky deny all of the allegations. The parties are working toward settlement.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2014 we issued 83,333 shares of common stock to consultants the total value of the services were $12,500. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.15 per share).

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURE

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

Arrayit Corporation

Dated: August 19, 2014	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director