Form 10-Q
period 2014-09-30
Arrayit Corp
filed 2014-11-19
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

As of November 18, 2014, there were 49,691,581 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended September 30, 2014
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013 (audited)	5
	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosure	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	unaudited
ASSETS
Current Assets
Cash	$19,787	$290,659
Accounts receivable, net	168,247	401,467
Inventory	573,598	457,678
Prepaid expenses	56,552	190,492
Total current assets	818,184	1,340,296

Property and equipment, net	185,407	78,485
Deposits	100,000	118,924
Total assets	$1,103,591	$1,537,705
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,158,728	$5,828,229
Due to related parties	-	478,533
Customer deposits	202,487	67,981
Notes payables, current portion including related parties	855,771	768,001
Total current liabilities	7,216,986	7,142,744
Notes payable, long term	-	-
Total liabilities	7,216,986	7,142,744
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 shares issued and outstanding	87	87
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 49,601,581 and 38,139,616 issued and outstanding	49,410	37,948
Additional paid-in capital	20,901,318	19,054,387
Accumulated deficit	(25,514,231)	(24,697,483)
Reciprocal shareholdings	(1,550,001)	-
Total stockholders’ equity (deficit)	(6,113,395)	(5,605,039)
Total liabilities and stockholders' deficit	$1,103,591	$1,537,705

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total revenues	$492,655	$829,201	$3,532,554	$2,374,789
Cost of sales	283,591	522,211	1,264,343	1,354,619
Gross margin	209,065	306,990	2,268,211	1,020,170

Selling, general and administrative	529,806	259,885	3,198,667	744,475
Research and development	4,717	8,934	58,015	10,149
Legal expense	50,560	15,566	128,127	53,473
Income (loss) from operations	(376,019)	22,605	(1,116,599)	212,073

Gain on extinguishment of liabilities	-	6,168	391,994	171,702
Bad debt recovery	-	-
Interest expense	(32,350)	(57,086)	(92,143)	(249,039)

Net Income (loss)	(408,368)	(28,313)	(816,748)	134,736

Income (loss) per share - basic	$(0.01)	$0.00	$(0.02)	$0.00

Basic weighted average number of common shares	39,530,168	30,085,700	39,095,873	28,948,749

Income (loss) per share - diluted	$(0.01)	$0.00	$(0.02)	$0.00

Diluted weighted average number of common shares	39,530,168	61,290,190	39,095,873	59,838,501

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(816,748)	$134,736
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,471	-
Gain on extinguishment of liabilities	(391,306)	(171,702)
Provision for bad debts	1,636,142	38,962
Bad debt recovery	-	(5,312)
Settlement of legal suit	(5,890)	-
Stock for Avant guarantee	74,140	-
Stock paid for services	42,285	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(1,402,922)	(132,452)
Inc/dec in inventory	(115,920)	(127,948)
Inc/dec in prepaids	133,940	-
Inc/dec in deposits	18,924	-
Inc/dec in accounts payable and accrued liabilities	400,230	76,365
Inc/dec in bank overdraft	-	(120,308)
Inc/dec in due to related parties	(19,101)	(51,500)
Inc/dec in accrued interest	-	250,838
Inc/dec in customer deposits	134,506	17,269
Net cash provided (used) by operating activities	(281,249)	(91,052)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(137,393)	(1,124)
Net cash used by investing activities	(137,393)	(1,124)
Cash flows from financing activities:
Proceeds from loans, net	114,730	-
Repayment of notes payable	(26,960)	(100,535)
Proceeds from issuance of common stock	60,000	193,000
Net cash provided (used) by financing activities	147,770	92,465

Net increase (decrease) in cash	(270,872)	289
Cash, beginning of period	290,659	518
Cash, end of period	$19,787	$807

Supplemental cash flow information:
Cash paid for interest	$57,581	$-
Cash paid for income taxes	$-	$-

Noncash Transaction:
Reciprocal shareholdings	$1,550,001	$-
Conversion of accrued interest to notes payable	$34,562	$20,348
Conversion of preferred stock	$-	$110
The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at September 30, 2014:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	September 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	54.72% owned by Arrayit Corporation at September 30, 2014. As the Avant super voting Preferred Series “A” shares provide effective control of the company, the Avant holding is not consolidated

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this is reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s September 30, 2014 unaudited financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from their exercise using the if-converted or treasury stock methods, and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “A” and “C” Preferred Shares) outstanding at September 30, 2014 should be excluded from diluted earnings per common share for the three months and for the nine months ended September 30, 2014.  The Company’s diluted earnings per share calculation excludes approximately 30 million potential shares for the three months and nine months ended September 30, 2014, respectively.

Both earnings per share and fully diluted earnings per share exclude the reciprocal shareholdings.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At September 30, 2014, Arrayit had a working capital deficit of $6,398,802 and an accumulated deficit of $25,514,231.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including past due payroll tax payments, as well as estimated penalties and interest, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sale of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	September 30, 2014	December 31, 2013
Gross accounts receivable	$427,977	$627,269
Less
Allowance for doubtful accounts	(127,001)	(115,000)
Loan value of receivables sold with recourse (see Note 5)	(132,729)	(110,802)
Total	$168,247	$401,467

Accounts receivable include $1,550,000 from Avant Diagnostics, which is 54.72% owned by Arrayit.   An allowance for doubtful accounts of $1,550,000 was established at September 30, 2014 against the Avant Diagnostics receivable.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at September 30, 2014, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2014, the balance outstanding under the recourse contracts was $132,729 net of a hold back reserve of $79,113 (December 31, 2013, $110,802 net of a hold back reserve of $113,788). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Fixed Assets – Cost	$465,041	$327,648
Less
Accumulated Depreciation	(279,634)	(249,163)
Total	$185,407	$78,485

Depreciation expense totalled $10,251 and $30,471, respectively, for the three and nine months ended September 30, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September 30, 2014	December 31, 2013

Trade Vendors	$1,466,655	$1,028,943
Professional Advisors	2,575,196	2,738,824

Total Accounts Payable	4,041,851	3,767,767

ACCRUED LIABILITIES

Payroll and applicable taxes	1,847,238	1,704,468
Judgment interest	87,981	181,481
Other	181,658	174,513

Total Accrued Liabilities	2,116,877	2,060,462

TOTAL	$6,158,728	$5,828,229

NOTE 8 – DEBT

	September 30, 2014	December 31, 2013

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	$250,000	$250,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	27,611	26,117
Convertible, redeemable 8% unsecured note due September 24, 2015. Until March 24, 2015 the note is redeemable at between 125% and 142% of the face value plus accrued interest. After March 24, 2015 the note is convertible into common shares of the Company at 60% of the lowest OTCQB quoted trading price for the twenty (20) trading days prior to the notice of exercise. There are additional discounts of up to 25% if certain conditions are not met. At September 30, 2014 the amount due included accrued interest of $105.	78,855
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	499,305	491,884

Total notes payable, including related parties	$855,771	$768,001

Long term debt	-	-
Short term debt	$855,771	$768,001

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at September 30, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2012	2,075,000	$0.08

Granted	4,956,154	$0.37
Cancelled/forfeited	-	-
Expired	1,265,000	$0.05
Exercised	650,000	0.3
Outstanding at December 31, 2013	5,116,154	$0.37

Granted	-	-
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at September 30, 2014	5,116,154	$0.37

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

There were no revenues generated during the fiscal period ended September 30, 2014 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended September 30, 2014 and 2013 include $Nil of stock-based compensation, arising from the granting of no unregistered common shares, respectively.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the three and nine months ended September 30, 2014 and 2013 there were no conversions.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Reciprocal	Total
Balance, December 31, 2013	22,034	$22	87,145	$87	38,139,616	$37,948	$19,054,387	$(24,697,483)		$(5,605,039)

Issuance of shares for cash	-	-	-	-	136,365	136	59,864	-		60,000

Issuance of shares for services	-	-	-	-	276,167	276	42,009	-		42,285

Issuance of shares for settlement of legal suit	-	-	-	-	90,000	90	63,750	-		63,840

Issuance of share for guarantee of Avant debt	-	-	-	-	500,000	500	73,642	-		74,142

Issuance of shares for debt conversion	-	-	-	-	459,433	459	67,667	-		68,126

Issuance of shares for shares in Avant					10,000,000	10,000	1,540,000	-		1,550,000

Acquisition of equity interest									(1,550,001)	(1,550,001)

Net Income (Loss) for the period ended
September 30, 2014	-	-	-	-	-	-	-	(816,748)		(816,748)
Balance, September 30, 2014	22,034	$22	87,145	$87	49,601,581	$49,410	$20,901,318	$(25,514,231)	$(1,550,001)	$(6,113,395)

NOTE 14 – INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $24 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $9.0 million and $9.0 million has been recorded against the deferred tax asset as of September 30, 2014 and December 31, 2013, respectively. The NOL carry-forwards will fully expire in 2033.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

Future minimum lease payments are as follows:
2014	58,500
2015	241,020
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408
$1,575,520

Rent expense was $82,968 and $39,479 for the three months ended September 30, 2014 and 2013, respectively.
Rent expense was $232,591 and $113,033 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 16 – RECIPROCAL SHAREHOLDINGS

At September 30, 2014, Arrayit owned an equity interest in Avant Diagnostics, Inc. (“Avant”) through ownership of 54.92% (December 31, 2013 – 38.46%) of its common shares.  The change in equity interest compared with the prior year reflects the issuance of ten million shares (10,000,000) by Avant as full settlement for the $1,550,000 invoice issued by Arrayit Corporation to Avant Diagnostics on September 20, 2014; an additional issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

At September 30, 2014, Avant owned an approximate 13.96% (December 31, 2013 – Nil) reciprocal shareholding in common shares, issued and outstanding of Arrayit.   The change in reciprocal shareholding compared with the prior year reflects the issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

As a result of Avant’s reciprocal shareholding in Arrayit common shares, the Company has an indirect pro-rata interest of 7.66% (December 31, 2013 – Nil) in its own shares.   Both the equity investment in Avant and stockholders’ equity have been reduced by the reciprocal shareholdings of $1,550,000 at September 30, 2014 (December 31, 2013 - $Nil).   Currently as Avant is a development stage company, the Company did not record any pro-rata share of earnings in Avant, nor adjust its equity investment in Avant for the three-month period ended September 30, 2014.

NOTE 17 – SUBSEQUENT EVENTS

On October 16, 2014 the Company issued 90,000 shares for services of $12,500.

On August 11, 2014, Plaintiff Reuben Taub sued Defendants Rene Schena, Mark Schena, Todd Martinsky and John Does 1-10 in the Supreme Court of the State of New York, County of New York, Index No. 652454/2014.  The nature of the action is loss of plaintiff’s investment in Arrayit Corporation which was induced by, inter alia, defendants’ fraud and failure to properly disclose withholding and other tax liabilities of the Company and misrepresentations concerning the development costs for, and the Company’s ownership interest in OvaDx®.   Relief sought is monetary damages of $500,000 plus interest costs and disbursements and attorney’s fees as permitted by law.  Rene Schena, Mark Schena and Todd Martinsky deny all of the allegations.  The parties are working toward settlement.   On August 20, 2014 the parties reached a settlement, which included inter alia:

●	A doubling of the 4,945,145 warrants issued in 2013 as part of the Private Placement
●	An issuance of 5,000,000 shares and 7,000,000 warrants
●
The requirement to file a Registration Statement with the Securities Exchange Commission to register the direct issuance of shares as well as the shares underlying the warrants.   Should a third party fund the Registration Statement the Company agreed to issue and additional 500,000 shares

●	The creation of a new company, to be 24% owned by the Company to commercialize certain third party developed food pathogen testing protocols.

To date the warrants and shares have not been issued, the Registration Statement has not been filed and the agreement with the third party food pathogen testing protocols has not been finalized.    Accordingly none of these events have been recorded by the Company for the nine month period ended September 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2014, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended September 30, 2014 and 2013

Gross revenues for the three months ended September 30, 2014 and 2013 were $492,655 and $829,201, respectively, representing a 41% decrease in gross revenues for the period.  The backlog of orders for the period ending September 30, 2014 is approximately $700,000 and the backlog of orders was approximately $250,000 for the period ending September 30, 2013.

The cost of sales for the three months ended September 30, 2014 and 2013 were $283,591 and $522,211, respectively resulting in gross profit for the period of $209,065 and $306,990, respectively.  The Company’s cost of sales is dependent upon product mix.  During the second quarter of 2014, the gross margin was 42% versus 37% for the third quarter of 2013.

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 were $529,806 and $259,885, respectively.  The increase of $269,921 was due to increase in occupancy costs as the new premises have double the square footage of the prior location, increase in the cost of health insurance provided to employees, increase in payroll and consulting fees resulting from the addition of new employees and consultants, offset by reduction in insurance costs, as well as a bad debt allowance for the Avant billing.

Legal expenses of $50,560 for the three months ended September 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.  Legal expenses of $15,566 for the three months ended September 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation and to patent maintenance expenses.

Net loss from operations was $376,019 for the three months ended September 30, 2014, compared with a net income from operations of $22,605 for the three months ended September 30, 2013.  The increase in net operating loss is due primarily to the decrease in gross revenues and the increase in selling, general and administrative costs.

Interest expense was $32,350 for the three months ended September 30, 2014, compared to $57,086 for the three months ended September 30, 2013.  The reduction in interest costs is attributable to the absence of any judgement settlements during the three months ended September 30, 2014 and the reduction of funds borrowed to finance our working capital.

Comparison of Operating Results –Nine Months Ended September 30, 2014 and 2013

Gross revenues for the nine months ended September 30, 2014 and 2013 were $3,532,554 and $2,374,789, respectively, which included the services rendered to Avant of $1,550,000, representing a 49% increase in gross revenues for the period.

The backlog of orders for the period ending September 30, 2014 is approximately $700,000 and the backlog of orders was approximately $250,000 for the period ending September 30, 2013.

The cost of sales for the nine months ended September 30, 2014 and 2014 were $1,264,343 and $1,354,619, respectively resulting in gross profit for the period of $2,268,211 and $1,020,170, respectively.  The Company’s cost of sales is dependent upon product mix.  During the nine months ended September 30, 2014, the gross margin was 64% versus 43% for the nine months ended September 30, 2013.  Much of the increase in gross margin was attributable to the services rendered to Avant.

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $3,198,667 and $744,475, respectively.  The increase of $2,454,192 was due to increase in occupancy costs as the new premises have double the square footage of the prior location, increase in the cost of health insurance provided to employees, increase in payroll and consulting fees resulting from the addition of new employees and consultants, increased marketing costs, as well as a bad debt allowance for the Avant billing.

Legal expenses of $128,127 for the nine months ended September 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters. Legal expenses of $53,473for the nine months ended September 30, 2013 were mostly attributable to litigation with Baker Hughes against our subsidiary TeleChem International, Inc. and Arrayit Corporation, litigation with Recap Marketing and Consulting LLP, and to patent maintenance expenses.

Net loss from operations was $816,748 for the nine months ended September 30, 2014, compared with net income from operations was $134,736 for the nine months ended September 30, 2013.  The increase in net operating loss is due primarily to the decrease in gross margins from revenues due to a change in product mix and the increase in selling, general and administrative costs.

Interest expense was $92,143 for the nine months ended September 30, 2013, compared to $249,039 for the nine months ended September 30, 2013.  The reduction in interest costs is attributable to the absence of any judgement settlements during the nine months ended September 30, 2014 and the reduction of funds borrowed to finance our working capital. Other income for the nine months ended September 30 includes a gain on extinguishment of liabilities of $391,994 whereas other income for the nine months ended September 30, 2013 includes gain on extinguishment of liabilities of $171,702.

Liquidity and Capital Resources

Cash flows used in operations were $281,249 for the nine months ended September 30, 2014, and cash flows used in operations were $91,052 for the nine months ended September 30, 2013. As of September 30, 2014, we had a working capital deficiency of $6,398,802 and an accumulated deficit of $25,514,231.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At September 30, 2014, the Company had no commitments, understandings or arrangements for additional working capital.  We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short-term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

On January 13, 2014, Plaintiff Tamarin Lindenberg sued Arrayit Corporation, Arrayit Diagnostics, Inc., Avant Diagnostics, Inc, John Howell, Steven Scott and Gregg Linn in Civil Action No. L7698-13.  Plaintiff alleges violations of the New Jersey Conscientious Employee Protection Act NJSA 34:19-1 to NJSA 34:19-8 (“CEPA”), breach of contract, breach of covenant of good faith and fair dealing, economic duress and intentional infliction of emotional distress.  On February 10, 2014, Arrayit Corporation requested the removal of the State Action from the Superior Court of New Jersey, Law Division, Essex County to the United States District Court for the District of New Jersey.  Arrayit Corporation’s counsel requested that Plaintiff’s counsel dismiss Arrayit Corporation as a defendant in this matter stating there is no basis against Arrayit Corporation for the purported claim under CEPA just as there is no viable CEPA claim against any of the other non-controlling, minority shareholders (e.g. Plaintiff);  Plaintiff and Arrayit Corporation are not parties to any contractual agreements;  there is no viable legal theory for ‘indirect breach’;  Arrayit Corporation did not engage in any conduct, actions, communications or dealings with Plaintiff giving rise the purported claims against AC for alleged “economic duress,” “intentional infliction of emotional distress” or “tortious interference”; there is no good faith basis in law or fact for any of the claims attempted against Arrayit Corporation. Arrayit Corporation reserves all rights and specifically reserves all of its rights under FRCP Rule 11.   The court dismissed the case against Arrayit Corporation and John Howell on August 6, 2014 without leave to amend.

On March 31, 2014, Avant Diagnostics, Inc. sued Arrayit Corporation and Crucible Capital Group, Inc. in The Superior Court of the State of Arizona in and for the County of Maricopa, Case No. CV2014-092882.  Avant alleges breach of contract, fraud, negligent misrepresentation, tortious interference with business expectancy, breach of duty of good faith and fair dealing, declaratory judgment, conversion, unjust enrichment, promissory estoppel.  Arrayit Corporation denied all allegations and filed a motion to dismiss on May 12, 2014.  The court dismissed Avant’s case for lack of jurisdiction on August 7, 2014.  The parties reached a settlement agreement on August 16, 2014.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2014 we issued 90,000 shares of common stock to consultants the total value of the services were $12,500. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.13.9 per share).

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

Arrayit Corporation

Dated: November 19, 2014,	By: /s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director