Form 10-K
period 2014-12-31
Arrayit Corp
filed 2015-04-15
CIK 1084507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-K
_________________

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The issuer’s revenues for the most recent fiscal year ended December 31, 2014 were $4,377,300.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,853.000.

As of April 7, 2015, there were 56,666,831 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

PART II

PART III

Audit Fees	79
Audit-Related Fees	79
Tax Fees	79
All Other Fees	79

PART IV

Item 15.	Exhibits, Financial Statement Schedules	80

PART I

ITEM 1. BUSINESS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ARRAYIT CORPORATION (THE "COMPANY", “ARRAYIT”, “TELECHEM”, “AVANT DIAGNOSTICS”, “ARRAYIT MARKETING”, “ARRAYIT SCIENTIFIC SOLUTIONS”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT UNDULY RELY ON THESE STATEMENTS.  FACTORS, RISKS, AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS:

☐	our ability to raise capital,
☐	our ability to provide our products and services at competitive rates,
☐	our ability to execute our business strategy in a very competitive environment,
☐	our degree of financial leverage,
☐	risks associated with our acquiring and integrating companies into our own,
☐	risks related to market acceptance and demand for our services,
☐	the impact of competitive services, and
☐	other risks referenced from time to time in our SEC filings.

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

REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2014.

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

TeleChem International, Inc., a wholly owned subsidiary

Arrayit Marketing, Inc, a wholly owned subsidiary

Arrayit Scientific Solutions, 98% majority owned subsidiary

Avant Diagnostics, Inc., 54.92% majority owned subsidiary, of which the Company has no voting rights.

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

Arrayit Products and Services

Since 1999, Arrayit has focused on developing microarray laboratory instruments, glass substrate slides, kits and reagents using an open platform strategy.  Arrayit’s patented printing technology has become an industry standard for microarray manufacturing, allowing customers to manufacture microarrays of all types including DNA, protein, patient DNA, antibody, antigen, peptide, carbohydrate, whole cell and many others.  This flexibility differentiates Arrayit’s microarray technology from competitors, who are generally limited to DNA microarrays.  Arrayit sells both small-scale microarray manufacturing robots (SpotBot®) and high throughput versions (NanoPrint™). The SpotBot® and NanoPrint product lines have been further enhanced to accommodate more stringent requirements for manufacturing protein microarrays.  Arrayit also offers personal microarray scanners (SpotLight™) as well as high-end scanning instruments (InnoScan®).  As the industry continues to grow and new applications are developed, Arrayit is providing more fully integrated platforms such as the company’s Platinum, Gold, Silver and Bronze Variation Identification Platform™ (VIP) genotyping systems, including cleanroom and laboratory versions. Arrayit is expanding its pre-printed microarray content to complement its flagship H25K Whole Human Genome Microarray, which is a premium product for biomarker discovery and drug compatibility testing.  Arrayit recently launched HuProt v2.0 containing 19,275 human proteins representing most of the human proteome.  Arrayit signed a Cooperative Research and Development Agreement (CRADA) with the United States Department of Agriculture (USDA) entitled “Rapid and Cost Effective Detection Technologies for Noroviruses and other Foodborne Pathogens”. Under the terms of the agreement, Arrayit and the USDA Agricultural Research Service (USDA ARS) will develop and validate a rapid, portable, cost-effective and high-throughput detection system for the surveillance of multiple bacterial and viral foodborne pathogens including hepatitis, E. coli, Salmonella, Listeria, Campylobacter and Norovirus. Arrayit is expanding its Microarray Services capabilities in connection with increased demand for microarrays of all kinds, and a trend toward outsourcing high end technical manufacturing.  With the investment proposed in its current business plan, Arrayit will create a variety of microarray based diagnostic tests using Arrayit’s patented VIP Healthcare technology and related proprietary approaches.  A full microarray product list with descriptions, scientific publications, protocols and pricing is available at http://arrayit.com.

The Microarray Industry

Arrayit’s core business is in the life sciences research market, with customers in laboratories at universities, medical research centers and government institutions, as well as biotechnology and pharmaceutical companies.  Researchers at these institutions use Arrayit products and services in a broad spectrum of scientific activities such as genotyping and gene expression, basic research into the function of genes in plants and animals, research on the human genome, development of diagnostics for personalized medicine, and diagnostic screening tools for drug development programs that identify toxicity patterns in patient populations.  Arrayit products are cited in more than 6,000 scientific publications to date.

Health Care Industry Segment

The analysis of genetic variation and function plays an increasingly important role in molecular biology,  By empowering genomic and proteomic analysis, Arrayit Corporation’s tools and trade secrets advance disease research, drug development, and the creation of molecular diagnostic tests. In addition to developing all types of microarray-based solutions for life science, applied science, and consumer markets, Arrayit is facilitating the transition to the clinic, by supporting and carrying out clinical trials to gather data for regulatory submissions in the US and globally, and establishing infrastructure to offer products designed and manufactured in compliance with global quality standards for medical devices.

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

Taiwan I280282

Israel 153848

Other worldwide patents pending

Strategic Relationships and Licensing Arrangements

As of December 31, 2014, Arrayit Corporation owns 39.35 million shares in Avant Diagnostics, Inc.  Avant was created as a vehicle to finance the FDA approval process and sales and marketing for Arrayit Corporation’s microarray based test for ovarian cancer.  Arrayit Corporation developed, manufactures, processes, and owns its ovarian cancer test and OvaDx® registered trademark.  Arrayit Corporation conferred the exclusive right to sell an ovarian cancer test upon FDA approval to Avant Diagnostics, Inc, and Avant was tasked with raising $3-5 million for the FDA approval process and sales and marketing.

Arrayit Corporation and Avant Diagnostics, Inc engaged the services of DOCRO, the top diagnostic oncology research organization in the United States, to assist with the pre-IDE and 510(k) submissions for FDA approval of OvaDx®, as well as for CLIA approval of Arrayit’s new microarray clean room laboratory facility in Sunnyvale, CA.  Arrayit believes it is in the best interests of the Company and its shareholders to closely cooperate with Avant Diagnostics, Inc and follow through with DOCRO and advance OvaDx® toward commercialization.

Human noroviruses cause up to 21 million cases of foodborne disease in the United States annually and are the most common cause of acute gastroenteritis in industrialized countries.  To reduce the burden of foodborne disease associated with viruses and bacterial pathogens, the United States Department of Agriculture and Arrayit Corporation used USDA’s biomarkers and Arrayit’s microarray platform to develop a method of simultaneously genotyping multiple pathogen strains associated with foodborne illness.  Arrayit signed a contract research and development agreement (CRADA) with the USDA in December 2014.  Arrayit intends to license USDA’s patent in this area and commercialize rapid and affordable multiplexed food safety tests worldwide.

Arrayit provides a variety of customized solutions for its life science and pharmaceutical customers.  We are the sole provider of custom microarray glass manufacturing services to a major life sciences tools company on an OEM basis.  Our microarray manufacturing technology and substrates are being used to create the first allergy microarrays approved for the Taiwanese and Chinese markets.  Arrayit provided OEM microarray manufacturing services for a breast cancer test, and CE approval was granted in 2013.

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

Competition within the Microarray Research and Development Industry

Arrayit competes with large and small, public and private companies around the globe.  Many of Arrayit’s competitors face mid to long term scientific and technological challenges because they are limited —to DNA microarrays.  Arrayit’s patented printing technology can deposit any type of biomolecule into a microarray, including DNA, proteins, antibodies, diagnostic elements and other compounds.  These next generation microarrays represent the largest growth opportunity in the industry.  Arrayit has a long-term advantage in its unique line of personal and high throughput microarray printers, highest sensitivity microarray scanners, top quality consumables, patented diagnostic methods, collaborative corporate culture, and competitive pricing.  Arrayit’s main competitors are:

Name and Location	Trading Symbol	Price per Common Share	Market Capitalization
Agilent Technologies, Inc., Santa Clara, California	NYSE: A	$42.44	$14.25B

Agilent Technologies, Inc. provides bio-analytical solutions and services to the life sciences, diagnostics and genomics, chemical analysis, communications, and electronics industries worldwide. The company’s Life Sciences and Diagnostics segment offers liquid chromatography systems, columns, and components; liquid chromatography mass spectrometry systems; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; nucleic acid solutions; nuclear magnetic resonance, magnetic resonance imaging, and X-ray diffraction systems; immunohistochemistry; in situ hybridization; hematoxylin and eosin staining; special staining, DNA mutation detection; genotyping; gene copy number determination; identification of gene rearrangements; DNA methylation and gene expression profiling; next generation sequencing target enrichment; and automated gel electrophoresis-based sample analysis systems. Its Chemical Analysis segment provides gas chromatography systems, columns, and components; gas chromatography mass spectrometry systems; inductively coupled plasma mass spectrometry instruments; atomic absorption instruments; inductively coupled plasma optical emission spectrometry instruments; molecular spectroscopy instruments; software and data systems; and vacuum pumps and measurement technologies. Agilent Technologies, Inc. sells its products through direct sales; and distributors, resellers, manufacturer's representatives, telesales, and electronic commerce.

Affymetrix, Inc., Santa Clara, California	NasdaqGS: AFFX	$12.37	$924.22M

Affymetrix, Inc. provides life science tools and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein, and cell level primarily in the United States, Europe, Latin America, and Asia. The company operates in two segments, Affymetrix Core and eBioscience. The Affymetrix Core segment is engaged in the development, manufacture, and commercialization of systems for genetic analysis in the life sciences and diagnostic industry. This segment develops and markets GeneChip gene expression products and services; genotyping product line, such as the Axiom product line; arrays and assays with clinical research applications, such as the CytoScan and OncoScan products; QuantiGene line of singleplex and multiplex assays to serve customers in the research and translational medicine markets; and GeneTitan family of products consisting of the GeneTitan instrument system that runs genotyping and gene expression array plates. It also offers life science reagents, such as ExoSAP-IT for a reagent for the clean-up of polymerase chain reaction, and HotStart-IT reagents to inhibit primer dimer formation; enzymes; purification kits; and biochemicals for life science researchers. The eBioscience segment is involved in the development, manufacturing, marketing, and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging, and other protein-based analyses. This segment offers a portfolio of antibodies and reagents, as well as a range of the QuantiGene and Procarta assay portfolio. The company sells its products directly and through third party distributors to genomic research centers, academic institutions, government, and private laboratories, as well as pharmaceutical, diagnostic, and biotechnology companies.

Illumina, Inc., San Diego, California	NasdaqGS: ILMN	$182.76	$26.28B

Illumina, Inc. develops, manufactures, and markets life science tools and integrated systems for the analysis of genetic variation and function in North America, Europe, Latin America, the Asia-Pacific, the Middle East, and South Africa. The company’s products include sequencing platforms that are based on its SBS technology are designed to meet the various demands of a range of sequencing applications; and array platforms consist of HiScan and iScan systems that are array scanners, which support the imaging of array-based genetic analysis products. It also offers various sample preparation and sequencing kits to simplify workflows and accelerate analysis. In addition, the company provides genotyping and whole genome sequencing services. It serves genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies. The company sells its products directly, as well as through distributors. It has strategic partnerships with AstraZeneca PLC; Janssen Biotech, Inc.; and Sanofi to focus on the transition from single-analyte companion diagnostics to panel-based assays that select for companion therapeutics.

(1)	Share price and market cap values as of April 7, 2015. Source http://finance.yahoo.com

Research and Development

During 2014 we spent $62,018 (2013 - $63,534) on Research and Development, none of which was borne directly by our customers.

Advertising, Marketing and Sales

Arrayit has become a recognized brand through major broadcast television news media, full page advertisements in top scientific journals, trade shows and workshops, vendor fairs, direct mail campaigns, feature articles in major trade publications and via e-mail newsletters.  All advertising and marketing efforts drive traffic to the Arrayit.com website and web based store resulting in sales.  The Arrayit.com web site regularly receives more than 1,000 unique visitors per day and 30,000 visitors per month and over 660,000 hits per month.  Because of the wealth of scientific information and protocols on the site, many consider it be the scientific portal of the microarray industry.

The Company’s sales strategy relies on providing exceptional customer service and technical support.  Arrayit has developed a network of more than 50 international distributors in Eastern and Western Europe, Asia, the Middle East, South Africa, India and other locations world-wide.  These global distributors purchase directly from Arrayit for resale on net 30 day terms, and represent approximately 28% of the Company’s 2014 revenues.  These foreign receivables are insured through Atradius Trade Credit Insurance, Inc.

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

Regulatory Matters

Arrayit Corporation and its customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

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

Many of our products are labeled for research use only.  Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

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

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.  Our costs of compliance with environmental laws and regulations has been minimal, amounting to less than $7,000 during 2014.

Employees

As of April 7, 2015, we had seven full time employees.  We had no part-time employees.  None of our employees are covered by a collective bargaining agreement with a union.  We consider our relationship with our employees to be good.

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

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

☐	availability, quality and price as compared to competitive products and services;
☐	the functionality of new and existing products and services;
☐	the timing of introduction of our products and services as compared to competitive products and services;
☐	the existence of product defects;
☐	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;
☐	citation of our products in published research; and
☐	general trends in life science research and life science informatics software development.

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

Factors that affect the success of our acquisitions include:

☐	our ability to retain key employees of the acquired company;
☐	the performance of the acquired business, technology, product or service;
☐	our ability to integrate operations, financial and other systems;
☐
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

☐	any disruption in order fulfillment due to integration processes and therefore loss of sales;
☐	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
☐
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; and

☐
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

Factors that could affect the spending levels of our customers include:

☐	weakness in the global economy and changing market conditions that affect our customers;
☐	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;
☐	changes in government programs that provide funding to companies and research institutions;
☐	changes in the regulatory environment affecting life science companies and life science research;
☐	impact of consolidation within the pharmaceutical industry; and
☐	cost reduction initiatives of customers.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

☐	our partners may develop technologies or components competitive with our products and services;
☐	our existing collaborations may preclude us from entering into additional future arrangements;
☐	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
☐	some of our agreements may terminate prematurely due to disagreements between us and our partners;
☐	our partners may not devote sufficient resources to the development and sale of our products and services;
☐	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;
☐	our collaborations may be unsuccessful; or
☐	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

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

Although we have been operating for over twenty years, we have been unable to consistently operate profitably.  As of December 31, 2014, we had an accumulated deficit of approximately $28,013,077.  We have reported net losses of approximately $3,315,594 and $381,894 for the fiscal years ended December 31, 2014 and 2013, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of product and licensing fees.  We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

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

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

● technological innovations or new products and services by us or our competitors;

● additions or departures of key personnel;

● limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

● our ability to execute our business plan;

● operating results that fall below expectations;

● loss of any strategic relationship;

● industry developments;

● we have issued warrants and options that may have a dilutive effect for our stockholders;

● economic and other external factors; and

● period-to-period fluctuations in our financial results.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares covered by a Private Placement Memorandum, upon the expiration of any regulatory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

☐	competition;
☐	our inability to produce products in sufficient quantities and with appropriate quality;
☐	the frequency of experiments conducted by our customers;
☐	our customers’ inventory of products;
☐	the receipt of relatively large orders with short lead times; and
☐	our customers’ expectations as to how long it takes us to fill future orders.

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

We incur significant costs as a result of operating as a fully reporting company in connection with section 404 of the Sarbanes-Oxley Act, and our management is required to devote substantial time to compliance initiatives.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission and files all required reports under the Exchange Act of 1934, as amended.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100F Street NE,Washington DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Arrayit’s corporate offices and research facilities are located at 927 Thompson Place, Sunnyvale, California 94085. The corporate headquarters covers 15,000 square feet, which in addition to the executive offices, shipping and receiving, include a 1500 square foot microarray manufacturing cleanroom, preparation and packing facilities, and quality control and quality assurance work stations.  The base rent is $19,500 per month plus a monthly operating expense charge of $3,750.  The lease expires on December 31, 2021.

Avant Diagnostics, Inc. operates from offices located at 8561 East Anderson Drive, Suite 104, Scottsdale, AZ 85255.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defenses of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  The case is currently scheduled for trial in May of 2015.

On March 31, 2015, Plaintiffs Reuben Taub, Irwin L Zalcberg and Irwin Zalcberg Profit Sharing Plan sued Defendants Arrayit Corporation, Rene Schena, Mark Schena and Todd Martinsky in the United States District Court Southern District of New York case number 15 Civ 01366 (ALC).  This action was commenced in the Supreme Court of the State of New York, County of New York, and was removed by Defendants to this Court pursuant to 28 U.S.C. 1322(a) on the grounds that the matter in controversy exceeds the sum or value of $75,000, exclusive of interest and costs, and is between citizens of different states.  Plaintiffs allege gross mismanagement, tax fraud and misfeasance in connection with the operation of Arrayit and breach of a Contribution Agreement.  Plaintiffs seek monetary damages not less than $252,835,000, appointment of a receiver and/or granting a temporary, preliminary and/or permanent injunction enjoining and restraining Arrayit from issuing a ten million share dividend of Avant shares, pledging Avant shares as collateral and/or issuing common stock to any person exercising debentures rights issued in violation of the Contribution Agreement, punitive damages, costs and disbursements including reasonable attorney’s fees and for such other and further relief that the Court may seem just and proper.  Arrayit Corporation has engaged counsel and is preparing a motion to dismiss and/or an answer to the Complaint that asserts counter claims against Plaintiffs.

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

QUARTER ENDED	HIGH	LOW
January 1, 2015 – April 7, 2015	$0.12	$0.06

December 31, 2014	$0.16	$0.10
September 30, 2014	$0.21	$0.14
June 30, 2014	$0.20	$0.10
March 31, 2014	$0.54	$0.14

December 31, 2013	$0.95	$0.29
September 30, 2013	$0.75	$0.10
June 30, 2013	$0.19	$0.09
March 31, 2013	$0.20	$0.11

As of December 31, 2014, we had 54,691,581 shares of common stock issued and outstanding held by approximately 375 shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 22,034 shares of Series A Convertible Preferred Stock issued and outstanding and 87,145 shares of Series C Convertible Preferred Stock issued and outstanding.

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

On March 6, 2014, we issued 90,000 unregistered common in partial settlement of a law suit.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On March 28, 2014 we issued 45,455 unregistered common shares in exchange for $20,000 cash from an accredited investor.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On March 28, 2014 we issued 90,910 unregistered common shares in exchange for $40,000 cash from an accredited investor.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On March 28, 2014, we issued 500,000 unregistered common shares in exchange for extinguishment of guarantee of debt of $60,000 in Avant Diagnostics, Inc.  The Company relied upon the exemption under Section 4(2) of the Securities Act.

On March 28, 2014 we issued 106,834 unregistered common shares to consultants the total value of the services was $16,025. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.15 per share).  Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

On June 27, 2014 we issued 86,000 unregistered common shares to consultants the total value of the services was $13,760. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.16 per share).  Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

On August 19, 2014, we agreed to issue 5 million common shares and warrants pursuant to a Contribution Agreement as follows:

Double the share purchase warrants issued on June 30, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.15 thereafter.
Double the share purchase warrants issued on June 30, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.18 thereafter.
Double the share purchase warrants issued on December 18, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.45 thereafter.
Issue 500,000 share purchase warrants as partial compensation for the funding by a third party of the registration statement mandated by the agreement, exercisable at $0.10 expiring on August 19, 2019.

On October 16, 2014 we issued 90,000 shares of common stock to consultants the total value of the services were $12,500. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.139 per share).  Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

Use of Estimates

The Company’s significant estimates include unpaid payroll tax and penalties, fair value of derivative, stocks and warrants, and an allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

Arrayit Corporation is the controlling interest of the affiliated group, since it maintains an investment in each of the operating entities.   As of December 31, 2014, Arrayit Corporation had a 54.92% ownership investment in Avant Diagnostics, Inc. and 100% ownership investment in TeleChem International, Inc. and Arrayit Marketing, Inc, and 98% ownership investment in Arrayit Scientific Solutions, Inc.   A non-controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non-controlling interest is the ownership held by owners other than the consolidating parent.   The non-controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During fiscal 2015, we plan to continue investing to support our long-term growth initiatives. We plan to partner with other alliances, enter new markets and further expand our presence in existing markets.  Should we not be successful in raising funds, we will curtail the development of our diagnostics business and concentrate our efforts on the sale of our tools and consumables.

DEBT OBLIGATIONS

At December 31, 2014, the Company had $1,078,167 of debt (2013 - $768,001).  The debt is comprised of advances from creditors of $Nil (2013 - $26,117); a past due loan from minority shareholders of $250,000 (2013 - $250,000); convertible debt of $323,145 (2013 - $Nil); and $505,022 (2013 - $491,884) is due to shareholders, Arrayit Officers and Directors, and their families.  To date, the Company has been able to meet the servicing of debts from cash flow generated by operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Gross revenues for the twelve months ended December 31, 2014 and 2013 were $4,377,300 and $2,902,135, respectively, representing a 51% increase from the prior period. The increase in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx.

The cost of sales for the twelve months ended December 31, 2014 and 2013 were $1,802,241 and $1,777,348, respectively, resulting in a gross profit for the twelve months ended December 31, 2014 and 2013 of $2,575,058 and $1,124,787, respectively.  The Company’s cost of sales and gross profit are dependent upon product mix.

Selling, general and administrative expenses for the twelve months ended December 31, 2014 and 2013 were $5,885,930 and $1,765,971, respectively.  The majority of the increase of $4,119,959 is attributable to a $1,550,000 reserve against Avant transactions, while it was still a private entity; $780,000 to record the fair market value of shares issued to settle the August 2014 law suit; and $1,261,114 to record the fair market value of warrants issued to settle the August 2014 law suit; and $62,422 to record the fair market value of warrants issued to fund a registration statement on Form S-3.    These non-cash, non-recurring charges included in selling, general and administrative expenses totaled $3,653,536.  Without these non-cash charges, the company would have recorded a $31,018 income from operations.

Net loss from operations was $3,622,518 and $779,931 for the year ended December 31, 2014 and 2013 respectively.  The decrease in net income is primarily attributable to an increase in general and administrative expenses.  Without the non-cash charges to selling, general and administrative expense described in the preceding paragraph, the company would have recorded a $31,018 income from operations.

Legal expenses for the year ended December 31, 2014 and 2013 were $249,628 and $75,213, respectively.  Legal expenses incurred during 2014 were comprised of $87,987 to defend various lawsuits; $85,426 for general corporate matters including securities; $62,422 for the costs of our forthcoming registration statement Form S-3; $11,050 in connection with debt financing; and $2,743 for patent registration.  The majority of legal expenses for 2013 related to litigation with Baker Hughes.

Interest expense was $197,701 and $298,562 for the years ended December 31, 2014 and 2013, respectively.  The interest costs for 2014 and 2013 include the amortized cost of debt arrangement fees, embedded derivative and beneficial conversion feature amortization and warrants issued in connection with financing.  The decrease in total interest costs was the result of lower factoring levels during 2014.

The Company had net loss attributable to common shareholders of $3,315,594 and $381,894 for the year ended December 31, 2014 and 2013 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,000,389 and total liabilities of $7,496,593 as of December 31, 2014. We had total negative working capital of $6,770,869 as of December 31, 2014.

We had total assets of $1,537,705 and total liabilities of $7,142,744 as of December 31, 2013. We had total negative working capital of $5,802,448 as of December 31, 2013.

We had accounts payable and accrued liabilities of $5,993,522 at December 31, 2014 compared to $5,828,229 at December 31, 2013.

For the year ended December 31, 2014, net cash used in operating activities was $749,721 compared to $1,859,701 for the year ended December 31, 2013.

For the year ended December 31, 2014, net cash used in investing activities was $136,578 compared to $57,446 for the year ended December 31, 2013.

For the year ended December 31, 2014, net cash provided by financing activities was $618,227 compared to $2,207,288 for the year ended December 31, 2013

We relied on our officers and directors and our shareholders to supplement our operations or provide us with financing.  If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARRAYIT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

ARRAYIT CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrayit Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Arrayit Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Arrayit Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrayit Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and has working capital and stockholder deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida

April 15, 2015

ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets
Cash	$22,587	$290,659
Accounts receivable, net	198,195	401,467
Inventory	464,192	457,678
Prepaid expenses	40,750	190,492
Total current assets	725,724	1,340,296

Property and equipment, net	174,665	78,485
Deposits	100,000	118,924
Total assets	$1,000,389	$1,537,705

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,993,522	$5,828,229
Due to related parties	-	478,533
Derivative liability	273,239	-
Customer deposits	151,665	67,981
Notes payables, current portion including related parties	1,078,167	768,001
Total current liabilities	7,496,593	7,142,744
Notes payable, long term	-	-
Total liabilities	7,496,593	7,142,744
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 shares issued and outstanding	87	87
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 54,691,581 and 38,139,616 issued and outstanding	54,500	37,948
Additional paid-in capital	23,012,265	19,054,387
Accumulated deficit	(28,013,077)	(24,697,483)
Reciprocal shareholdings	(1,550,001)	-
Total stockholders’ equity (deficit)	(6,496,204)	(5,605,039)
Total liabilities and stockholders' deficit	$1,000,389	$1,537,705

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013

	2014	2013

Total revenues	$4,377,300	$2,902,135
Cost of sales	1,802,242	1,777,348
Gross margin	2,575,058	1,124,787

Selling, general and administrative	5,885,930	1,765,971
Research and development	62,018	63,534
Legal expense	249,628	75,213
Income (loss) from operations	(3,622,518)	(779,931)

Gain on extinguishment of liabilities	404,232	696,599
Gain (loss) on derivatives	100,393	-
Interest income (expense)	(197,701)	(298,562)

Net income (loss)	$(3,315,594)	$(381,894)

Income (loss) per share – basic and diluted	$(0.08)	$(0.01)

Basic and diluted weighted average number of common shares	43,132,490	29,740,979

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2014 and 2013

							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Reciprocal	Total
Balance, December 31, 2012	22,034	$22	88,888	$89	28,179,096	$27,988	$16,645,345	$(24,315,589)	$-	$(7,642,145)

Convert Preferred C to Common	-	-	(1,743)	(2)	610,015	610	(608)	-	-	-

Issuance of shares on exercise of options	-	-	-	-	184,350	184	(184)	-	-	-

Issuance of shares for debt conversion	-	-	-	-	500,000	500	59,500	-	-	60,000

Issuance of shares for cash	-	-	-	-	8,666,155	8,666	2,350,334	-	-	2,359,000

Net Income (Loss) for the year ended December 31, 2013	-	-	-	-	-	-	-	(381,894)	-	(381,894)
Balance, December 31, 2013	22,034	$22	87,145	$87	38,139,616	$37,948	$19,054,387	$(24,697,483)	$-	$(5,605,039)

Issuance of shares for cash	-	-	-	-	136,365	136	59,864	-	-	60,000

Issuance of shares for services	-	-	-	-	5,366,167	5,366	829,419	-	-	834,785

Issuance of warrants for services	-	-	-	-	-	-	768,339	-	-	768,338

Issuance of shares for settlement of legal suit	-	-	-	-	90,000	90	63,750	-	-	63,840

Issuance of warrants for settlement of legal suit	-	-	-	-	-	-	492,776	-	-	492,776

Issuance of warrants for funding legal services	-	-	-	-	-	-	62,422	-	-	62,422

Issuance of share for guarantee of Avant debt	-	-	-	-	500,000	500	73,642	-	-	74,142

Issuance of shares for debt conversion	-	-	-	-	459,433	459	67,667	-	-	68,126

Issuance of shares for shares in Avant	-	-	-	-	10,000,000	10,000	1,540,000	-	-	1,550,000

Acquisition of equity interest	-	-	-	-	-	-	-	-	(1,550,001)	(1,550,001)

Net Income (Loss) for the period ended December 31, 2014	-	-	-	-	-	-	-	(3,315,594)	-	(3,315,594)
Balance, December 31, 2014	22,034	$22	87,145	$87	54,691,581	$54,500	$23,012,265	$(28,013,077)	$(1,550,001)	$(6,496,204)

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(3,315,594)	$(381,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	10,539	-
Depreciation	40,398	-
Gain on extinguishment of liabilities	(403,544)	(696,599)
Change in fair value of derivative liability	(100,392)	-
Provision (recovery) for bad debts	1,636,142	20,961
Inventory reserve	75,000	-
Amortization of debt discount (debt offset)	60,126	-
Non –cash interest (capitalized interest)	67,142	-
Settlement of legal suit	549,307	-
Stock for Avant guarantee	74,142	-
Stock paid for services	834,785	-
Warrants issued for services	768,339	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(1,432,872)	(155,724)
Inc/dec in inventory	(81,514)	(140,871)
Inc/dec in prepaids	149,742	(188,244)
Inc/dec in deposits	18,924	(100,559)
Inc/dec in accounts payable and accrued liabilities	235,025	(42)
Inc/dec in bank overdraft	-	(227,699)
Inc/dec in due to related parties	(19,100)	(98,500)
Inc/dec in accrued interest	-	46,384
Inc/dec in customer deposits	83,684	63,086
Net cash used in operating activities	(749,721)	(1,859,701)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(136,578)	(57,446)
Net cash used in investing activities	(136,578)	(57,446)
Cash flows from financing activities:
Proceeds from loans, net	618,750	237,156
Repayment of notes payable	(60,523)	(388,868)
Proceeds from issuance of common stock	60,000	2,359,000
Net cash provided by financing activities	618,227	2,207,288
Net increase (decrease) in cash	(268,072)	290,141
Cash, beginning of period	290,659	518
Cash, end of period	$22,587	$290,659
Supplemental cash flow information:
Cash paid for interest	$182,670	$215,767
Cash paid for income taxes	$-	$-
Noncash Transaction:
Reciprocal shareholdings	$1,550,001	$-
Liquidation of debt from former subsidiary for shares	$-	$60,000
Conversion of accrued interest to notes payable	$10,126	$46,382
Beneficial conversion feature – notes payable	$373,631	$-
Conversion of preferred stock	$-	$610

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Effective Thursday, March 19, 2009, the final steps of the business combination with Integrated Media Holdings, Inc. (IMHI) were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “ARYC”. In addition, the Company changed its name to “Arrayit Corporation”, was reincorporated to Nevada from Delaware, and reverse-split its common stock and Series A Convertible Preferred stock in the ratio of one for thirty shares.  The reverse split was only applicable to the Company’s Class “A” Preferred shares and its Common Shares.  The Class “C” Preferred Shares were not affected by the reverse split.  The reverse split had no effect upon the convertible debt which fixed the amount of shares to be issued at 12,478,357 both pre and post split.  As the March 19, 2009, Directors Resolution did not change the authorized share capital of the Company, the authorized number of Common Shares was reduced from 100,000,000 to 3,333,333.  The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTCBB.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at December 31, 2014:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	54.92% owned by Arrayit Corporation at December 31, 2014. As the Avant super voting Preferred Series “A” shares provide effective control of the Company, the Avant holding is not consolidated

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this was reflected in the consolidated financial statements for the year ended December 31, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock, which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s 2014 and 2013 financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

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

On December 12, 2011, Arrayit signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby shares of common stock of Avant Diagnostics (currently 39,350,000 shares or 54.92% of the total outstanding) owned by Arrayit will be distributed ratably to the shareholders of Arrayit on the record date which will occur upon approval by the SEC of a Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

Summary of Significant Accounting Policies

Financial Reporting:

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “ Derivatives and Hedging ” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Black-Scholes Option Pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Black-Scholes Option Pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from their exercise using the if-converted or treasury stock methods, and the average market price per share during the year.  The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series “A” and “C” Preferred Shares) outstanding at December 31, 2014 should be excluded from diluted earnings per common share for the year ended December 31, 2014.  The Company’s diluted earnings per share calculation excludes approximately 44 and 31 million potential shares for the years ended December 31, 2014 and 2013, respectively.

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

Deferred Offering Costs

The Company may incur legal and accounting fees, as well as due diligence fees related to the preparation of pending financings.  Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Equity Method Investments

Investments where the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting in the balance sheet.  Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee.  Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income (expense) in the statements of operations.  The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.  If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.  As of December 31, 2014 and 2013, equity method investments totaled zero and the Company’s share of net earnings related to these investments was zero in 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition.  ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

The Company has evaluated all other newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At December 31, 2014, Arrayit had a working capital deficit of $6,770,869, and an accumulated deficit of $28,013,077.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and payroll tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	December 31, 2014	December 31, 2013
Gross accounts receivable	$570,720	$627,269
Less
Allowance for doubtful accounts	(127,001)	(115,000)
Loan value of receivables sold with recourse (see Note 5)	(245,524)	(110,802)
Total	$198,195	$401,467

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at December 31, 2014, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At December 31, 2014, the balance outstanding under the recourse contracts was $245,524 net of a hold back reserve of $120,117 (December 31, 2013, $110,802 net of a hold back reserve of $113,788). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Fixed Assets – Cost	$464,225	$327,648
Less
Accumulated Depreciation	(289,560)	(249,163)
Total	$174,665	$78,485
Depreciation expense totalled $40,398 and $Nil, respectively

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	December 31, 2014	December 31, 2013
ACCOUNTS PAYABLE

Trade vendors	$1,059,752	$1,028,943
Professional advisors	2,759,747	2,738,824

Total Accounts Payable	3,819,499	3,767,767

ACCRUED LIABILITIES

Payroll and applicable taxes	1,881,649	1,704,468
Judgment interest	51,981	181,481
Other	240,393	174,513

Total Accrued Liabilities	2,174,023	2,060,462

TOTAL	$5,993,522	$5,828,229

NOTE 8 – DEBT

	December 31, 2014	December 31, 2013

Convertible note payable, due September 24, 2015 including accrued interest of $1,682	$80,432	$-
Convertible note payable, due October 14, 2015 including accrued interest of $2,382, net of unamortized OID of $14,778	121,604	-
Convertible note payable, due October 23, 2015 including accrued interest of $1,054, net of unamortized debt discount and OID of $88,359	22,695	-
Convertible note payable, due November 12, 2015 including accrued interest of $1,192, net of unamortized debt discount and OID of $84,785	26,407	-
Convertible note payable, due December 01, 2015 including accrued interest of $729, net of unamortized debt discount and OID of $80,208	8,021	-
Convertible note payable, due December 08, 2015 including accrued interest of $322, net of unamortized OID of $12,169	51,153	-
Convertible note payable, due October 08, 2016, net of unamortized debt discount and OID of $97,167	12,833	-
Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman	250,000	250,000
Notes payable, interest at 8%, unsecured due on demand from Arrayit creditors	-	26,117
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	505,022	491,884

Total notes payable, including related parties	$1,078,167	$768,001

Long term debt	-	-
Short term debt	$1,078,167	$768,001

LG Capital Funding, LLC

On September 24, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible note in the principal amount of $78,500 (the "Note"). The financing closed on September 24, 2014. The total net proceeds the Company received from this Offering was $78,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 24, 2015.  Until March 24, 2015 the note is redeemable at between 125% and 142% of the face value plus accrued interest.   After March 24, 2015 the note is convertible into common shares of the Company at 60% of the lowest OTCQB quoted trading price for the twenty (20) trading days prior to the notice of exercise.  There are additional discounts of up to 25% if certain conditions are not met.

KBM Worldwide, Inc.

On October 14, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $134,000 (the "Note"). The financing closed on October 14, 2014. The total net proceeds the Company received from this Offering was $115,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 14, 2015.  Until April 14, 2015 the note is redeemable at between 110% and 135% of the face value plus accrued interest.   After April 14, 2015 the Note is convertible into common stock, at KBM’s option, at a 30% discount to the average of the three lowest OTCQB closing bid prices of the common stock during the 10 trading day period prior to conversion.

On December 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note"). The financing closed on December 8, 2014. The total net proceeds the Company received from this Offering was $50,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 8, 2015.  Until June 8, 2015 the note is redeemable at between 110% and 135% of the face value plus accrued interest.   After June 8, 2015 the Note is convertible into common stock, at KBM’s option, at a 30% discount to the average of the three lowest OTCQB closing bid prices of the common stock during the 10 trading day period prior to conversion.

Macallan Partners, LLC

On October 23, 2014, the Company entered into a Securities Purchase Agreement with Macallan Partners, LLC ("Macallan"), for the sale of a 5% convertible note in the principal amount of $110,000 (the "Note"). The financing closed on October 23, 2014. The total net proceeds the Company received from this Offering was $100,000.

The Note bears interest at the rate of 5% per annum. All interest and principal must be repaid on October 23, 2015.  Until April 23, 2015 the note is redeemable at between 130% and 150% of the face value plus accrued interest.   The Note is convertible into common stock, at Macallan’s option, at a 40% discount to the lowest OTCQB trading price of the common stock during the 20 trading day period prior to conversion.

Should the shares not be eligible for DWAC, there is a conversion premium of 5%; should the shares not be eligible for DTC, there is a conversion premium of 10%; and if the bid price is below $0.01 there is an addition conversion premium of 15%

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the date when the conversion feature first became applicable, and to fair value as of each subsequent reporting date.

The determined fair value of the debt derivatives of $99,310 was charged as a debt discount.

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $56,980. The Company recorded a gain from change in fair value of debt derivatives of $42,330 for the year ended December 31, 2014

Tangiers Investment Corp., LLC

On November 12, 2014, the Company entered into a Securities Purchase Agreement with Tangiers Investment Corp., LLC ("Tangiers"), for the sale of a 10% convertible note in the principal amount up to $220,000 (the "Note"). The first financing closed on November 12, 2014 for $110,000. The total net proceeds the Company received from this offering was $100,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on November 12, 2015.  Until May 12, 2015 the note is redeemable at 35% of the face value plus accrued interest.   The Note is convertible into common stock, at Tangiers’s option, at a 40% discount to the lowest OTCQB trading price of the common stock during the 20 trading day period prior to conversion.

Should the shares not be eligible for DWAC, there is a conversion premium of 5%; and should the shares not be eligible for DTC, there is a conversion premium of 10%.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the date when the conversion feature first became applicable, and to fair value as of each subsequent reporting date.

The determined fair value of the debt derivatives of $99,321 was charged as a debt discount.

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $57,051. The Company recorded a gain from change in fair value of debt derivatives of $42,271 for the year ended December 31, 2014

Typenex Co-Investment, LLC

On December 1, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $87,500 (the "Note"). The financing closed on December 1, 2014. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on December 1, 2015.  Until June 1, 2015 the note is redeemable at 35% of the face value plus accrued interest.   The Note is convertible into common stock, at Typenex’s option, at a 40% discount to the lowest OTCQB trading price of the common stock during the 20 trading day period prior to conversion.

Should the shares not be eligible for DWAC, there is a conversion premium of 5%; and should the shares not be eligible for DTC, there is a conversion premium of 5%.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the date when the conversion feature first became applicable, and to fair value as of each subsequent reporting date.

The determined fair value of the debt derivatives of $79,006 was charged as a debt discount up to the net proceeds of the note with the remainder of $4,006 charged to current period operations as non-cash interest expense.

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $45,269. The Company recorded a gain from change in fair value of debt derivatives of $33,737 for the year ended December 31, 2014

JMJ Financial

On October 8, 2014, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on October 8, 2014.

The first tranche of the Note has been funded to the Company by the Purchaser upon execution of the Purchase Agreement, for the sale of an 12% convertible note in the principal amount of $110,000 (the "Note"). The financing closed on October 8, 2014, with a maturity date of October 8, 2016. The total net proceeds the Company received from this Offering was $100,000.

The JMJ Notes bear interest at 0% for the first 90 days and a one-time interest charge of 12% will be applied to the Principal Sum thereafter.

All interest and principal must be repaid on October 8, 2016.  The Note is convertible into common stock, at JMJ’s option, at the lesser of: (1) $0.18, or (2) 60% of the lowest trade price in the 25 trading day period prior to conversion.

Should the shares not be eligible for DWAC, there is a conversion premium of 10%; and should the shares not be eligible for DTC, there is a conversion premium of 5%.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the date when the conversion feature first became applicable, and to fair value as of each subsequent reporting date.

The determined fair value of the debt derivatives of $117,545 was charged as a debt discount up to the net proceeds of the note with the remainder of $17,545 charged to current period operations as non-cash interest expense.

At December 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $113,939. The Company recorded a gain from change in fair value of debt derivatives of $3,606 for the year ended December 31, 2014

Embedded Derivative Liabilities in Convertible Notes

As of December 31, 2014, the fair value of the Company’s derivative liabilities was $273,239, and $126,943was recognized as a loss on derivatives due to change in fair value of the liability during the year ended December 31, 2014.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2013	$-
ASC 815-15 additions	395,1824
Change in fair value	(121,943)
ASC 815-15 deletions
Balance at December 31, 2014	$273,239

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income(Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(121,943)
Derivative expense	21,550
Loss for year ended December 31, 2014	$(100,393)

The fair values of derivative instruments were estimated using the Black-Scholes Option Pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.11% - 0.46%
Expected volatility	100%
Expected life	9 – 21 months

NOTE 9 – WARRANTS AND OPTIONS

Warrants
On January 19, 2008 the Company issued 1,250,000 warrants, expiring on January 19, 2013, exercisable at $0.01.
On September 30, 2010 the Company issued 200,000 share purchase warrants expiring on October 1, 2014 exercisable at $0.20 to the President of Avant Diagnostics, Inc.  The 200,000 warrants were exercised in September 2013.

On October 14, 2010 the Company issued 175,000 share purchase warrants expiring on February 15, 2014 exercisable at $0.22 in connection with a debt financing.
On January 19, 2013 1,250,000 warrants issued in 2008 expired.   The warrants holders are disputing the expiry and have launched legal action to compel the Company to issue shares underlying these warrants.   The Company disagrees and is defending its action in court. An additional 15,000 warrants also expired in 2013.

On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.15 expiring on June 30, 2016
On June 30, 2013 the Company issued 673,077 share purchase warrants exercisable at $0.18 expiring on June 30, 2016
On December 18, 2013 the Company issued 3,610,000 share purchase warrants exercisable at $0.45 expiring on December 18, 2016
On August 19, 2014 the Company pursuant to the Contribution Agreement between itself, Z Investors LLC, Irwin Zalcberg, and Reuben Taub, issued warrants as follows:
Double the share purchase warrants issued on June 30, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.15 thereafter.
Double the share purchase warrants issued on June 30, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.18 thereafter.
Double the share purchase warrants issued on December 18, 2013 exercisable at $0.10 until six months after there is an effective registration statement, and at $0.45 thereafter.
Issue 500,000 share purchase warrants as partial compensation for the funding by a third party of the registration statement mandated by the agreement, exercisable at $0.10 expiring on August 19, 2019
Issue 7,000,000 share purchase warrants, exercisable at $0.10 until six months after there is an effective registration statement and at $0.20 thereafter, expiring on August 19, 2017

Options
On October 1, 2009, the Company granted 450,000 options to the President of Avant Diagnostics, Inc. at an exercise price of $0.32.  The $189,000 intrinsic value of these options was recorded as an expense on that date. The 450,000 options were exercised in September 2013.

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2012	2,075,000	$0.08

Granted	4,956,154	0.37
Cancelled/forfeited	-	-
Expired	1,425,000	0.05
Exercised	650,000	0.30
Outstanding at December 31, 2013	4,956,154	$0.37
Granted	12,566,154	0.10
Cancelled/forfeited	-	-
Expired	175,000	0.22
Exercised	-	-
Outstanding at December 31, 2014	17,522,308	$0.18

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

There were no revenues generated during the fiscal years ended December 31 2014 and 2013, hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the years ended December 31, 2014 and 2013 include $834,785 and $Nil of stock-based compensation, arising from the granting of 5,366,167 and 0 unregistered common shares, respectively.  Restricted shares were issued in exchange for services related to financial consulting and engineering during 2014 and website consulting and investor relations during 2013. The Company relied upon the exemption under Section 4(2) of the Securities Act.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the fiscal years ended December 31, 2014 and 2013, respectively, 0 and 1,743 Series C Preferred Stock shares were converted into 0 and 610,015 and shares of common stock, respectively.

NOTE 13 – INCOME TAXES

The components of the net deferred tax assets are as follows at December 31:

	2014	2013

Operating loss carry forwards	$11,548,193	$8,742,401
Tax depreciation	117,398	19,511
Other temporary differences	505,536	219,182

	12,171,127	8,981,094
Less valuation allowance	(12,171,127)	(8,981,094)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2014	2013
Tax benefit at U.S. statutory rates	(34.00%)	(34.00%)
State tax benefit	(8.84%)	(8.84%)
Expiring state NOL’s	0.00%	0.00%
Valuation allowance	42.84%	42.84%

	0.00%	0.00%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. Operations were in a loss position for the year ended December 31, 2014 and in a cumulative loss position for the thirty-six month period ended December 31, 2014. Accordingly, based on the current year and cumulative loss in the U.S. and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at December 31, 2014. The valuation allowance for the U.S. operations totaled $12.2 million at December 31, 2014 and had a net increase of $3.2 million from the prior year-end mainly due to current year activity.

The Company will continue to monitor the need for a valuation allowance throughout 2015, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable earnings trend for its historic and projected results for its U.S. operations, a reduction in the valuation allowance and a corresponding income tax benefit may result.

NOTE 14 – RELATED PARTY TRANSACTIONS

Pursuant to a previous consulting agreement with Dr. Mark Schena, Director, which ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.  Amounts outstanding at December 31, 2014 and 2013 of $Nil and $478,533, respectively, are unsecured, non-interest bearing and due on demand.

During 2014, the Company issued 459,333 shares to Dr. Schena valued at $68,126 to fulfill its then $459,433 obligation to him for royalties. A gain on extinguishment of liabilities of $391,307 was recorded on the transaction.

For the years ended December 31, 2014 and 2013, the Company incurred expenses of $73,500 and $0, respectively, for consulting services received from Mark Schena, Inc., a related entity owned by Dr. Schena. No amounts were outstanding to Mark Schena, Inc. at December 31, 2014. The Company believes that payments made to Mark Schena Inc. during 2014 were fair and reasonable for services rendered.

During 2014 and 2013, the Company incurred expenses of $106,560 and $69,200, respectively, for sales and marketing services received from Axelle Incorporated, a related entity owned by Paul Haje, the Company’s Vice President of Sales and Marketing. No amounts were outstanding to Axelle Incorporated at December 31, 2014 or 2013. The Company believes that payments made to Axelle Incorporated during 2014 and 2013 were fair and reasonable for services rendered.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Disclosure regarding lawsuits

The Company accrues interest each quarter on outstanding judgments.  The Company records interest expense equal to the court indicated interest rate applied to the outstanding judgment and records an increase in judgment interest payable, which corresponds to the interest expense recognized during the year.  During the fourth quarter of 2013 the Company reached settlements with holders of the outstanding judgments, pursuant to which it was no longer required to pay interest on outstanding amounts.

Outstanding amounts due to legal firms with respect to litigation:

Legal Firm	Amount Payable	Description

Morrison & Foerster LLP	$534,860
Morrison & Foerster LLP vs TeleChem International, Inc., Case # CGC-07-469964 Morrison & Foerster LLP, a law firm, sued TeleChem for breach of contract regarding payment for services rendered, resulting in a judgment against TeleChem plus interest, costs and attorneys’fees.

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

Outstanding legal actions

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap seeks damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defences of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  The case is currently scheduled for trial in June of 2015.

Long Term Lease Commitments

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

2015	241,020
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

1,517,020
Rent expense was $304,984 and $150,044 for the year ended December 31, 2014 and 2013, respectively.

NOTE 16 – RECIPROCAL SHAREHOLDINGS

At December 31, 2014, Arrayit owned an equity interest in Avant Diagnostics, Inc. (“Avant”) through ownership of 54.92% (December 31, 2013 – 38.46%) of its common shares.  The change in equity interest compared with the prior year reflects the issuance of ten million shares (10,000,000) by Avant as full settlement for the $1,550,000 invoice issued by Arrayit Corporation to Avant Diagnostics on September 20, 2014; an additional issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

At December 31, 2014, Avant owned an approximate 7.12% (December 31, 2013 – Nil) reciprocal shareholding in common shares, issued and outstanding of Arrayit.   The change in reciprocal shareholding compared with the prior year reflects the issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

As a result of Avant’s reciprocal shareholding in Arrayit common shares, the Company has an indirect pro-rata interest of 7.66% (December 31, 2013 – Nil) in its own shares.   Both the equity investment in Avant and stockholders’ equity have been reduced by the reciprocal shareholdings of $1,550,000 at December 31, 2014 (December 31, 2013 - $Nil).   Currently as Avant is a development stage company, the Company did not record any pro-rata share of earnings in Avant, nor adjust its equity investment in Avant for the year ended December 31, 2014.

The Company also recorded revenues of $1,550,000 and bad debt expense of $1,550,000 related to the Avant transactions during 2014. The bad debt expense is included in selling, general and administration expenses in the statement of operations.

NOTE 17 - STOCKHOLDERS' EQUITY (DEFICIT)

As more fully described in Notes 5 and 7 the Company has entered into a number of convertible notes.   Amongst other terms, these convertible notes require the Company's Transfer Agent to reserve 257,000,000 shares for the note holders.   Accordingly the Company is restricted in the number of unissued shares it has available to issue.

Conversion of Debt to Common Stock

During 2014 trade creditors converted $68,156 accounts payable into 459,433 shares of common stock.

During 2013, trade creditors converted no accounts payable into shares of common stock.

Common Shares Issued for Service

During 2014, the Company issued 5,366,167 common shares to consultants under consulting agreements, including 5 million shares to be issued pursuant to a 2014 Contribution Agreement which is subject to legal actions disclosed in Note 18.  These shares have not been issued but were deemed to have been issued and outstanding at December 31, 2014 in the accompanying financial statements.  The associated expense was $834,785.

Common Shares Issued for Cash

During 2014, 136,365 common shares were issued for a cash consideration of $60,000.

During 2013, 8,666,155 common shares were issued for a cash consideration of $2,359,000.

Common Shares Issued on Exercise of Options

No shares were issued for options during 2014.

During 2013, 184,350 shares were issued on the exercise of options.

No shares were issued for options during 2014.

Common Shares Issued as part of a share swap

During 2014, the Company issued ten million shares (10,000,000) as part of a share swap between Avant and the Company.

No warrants were issued for services during 2013.

Issuance of Warrants in connection with a legal settlement

During 2014, 7 million warrants and an additional 4,956,154 warrants to match the 2013 warrants were issued as part of a settlement of a legal suit and pursuant to a Contribution Agreement which is subject to legal actions disclosed in Note 18.  They were valued at $768,339 and $492,776 respectively.

Issuance of Warrants in connection with funding of registration statement

During 2014, 500,000 warrants issued as recognition for the payment of $25,000 of legal costs with respect to an SEC registration statement.    A charge of $62,422 was recorded upon issuance of the 500,000 warrants.

No warrants were issued for funding of legal services during 2013

Series “A” Convertible Preferred Stock

The Series “A” Preferred Stock, $0.001 par value, has no stated dividend rate and has a liquidation preference of $.001 per share. The Series “A” Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. There are 166,667 authorized and 22,034 (2013 – 22,034) issued and outstanding shares.

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

The 103,143 Series “C” Preferred Stock was issued on February 21, 2008 as part of the merger with TeleChem, and at December 31, 2014 there were 87,145 (2013 – 87,145) issued and outstanding shares.   These Series “C” Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.

On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common to shares to 10% of the holders’ original holdings in any quarter.

NOTE 18 – SUBSEQUENT EVENTS

Legal actions

On March 31, 2015, Plaintiffs Reuben Taub, Irwin L Zalcberg and Irwin Zalcberg Profit Sharing Plan sued Defendants Arrayit Corporation, Rene Schena, Mark Schena and Todd Martinsky in the United States District Court Southern District of New York case number 15 Civ 01366 (ALC).  This action was commenced in the Supreme Court of the State of New York, County of New York, and was removed by Defendants to this Court pursuant to 28 U.S.C. 1322(a) on the grounds that the matter in controversy exceeds the sum or value of $75,000, exclusive of interest and costs, and is between citizens of different states.  Plaintiffs allege gross mismanagement, tax fraud and misfeasance in connection with the operation of Arrayit and breach of a Contribution Agreement.  Plaintiffs seek monetary damages not less than $252,835,000, appointment of a receiver and/or granting a temporary, preliminary and/or permanent injunction enjoining and restraining Arrayit from issuing a ten million share dividend of Avant shares, pledging Avant shares as collateral and/or issuing common stock to any person exercising debentures rights issued in violation of the Contribution Agreement, punitive damages, costs and disbursements including reasonable attorney’s fees and for such other and further relief that the Court may seem just and proper.  Arrayit Corporation has engaged counsel and is preparing a motion to dismiss and/or an answer to the Complaint that asserts counter claims against Plaintiffs.

There are no other legal proceedings, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

Share issuances

(1)
On January 14, 2015, the Company issued 1,600,000 shares for a cash consideration of $73,750, accrued wages of $26,458 and reimbursement of expenses of $19,634 and issued 1,045,000 warrants to purchase common shares at $.10 per share.

(2)	On January 14, 2015, the Company issued 90,000 shares for accounting services of $12,500.

(3)	On January 14, 2015, the Company issued 23,500 shares for engineering services of $3,525.

(4)	On March 18, 2015, the Company issued 250,000 shares under a warrant exercise for $25,000.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Rene Schena Age 51	Chairman, Director, CEO and CFO	2007
Todd J Martinsky Age 49	Vice President and Director	2007
Mark Schena, Ph.D Age 51	President, Chief Technology Officer, Secretary and Treasury	2007

Rene Schena – Chairman, Chief Executive Officer and Chief Financial Officer

Arrayit Corporation was formed from the Biotech Division of TeleChem International Inc., a company Rene Schena co-founded in 1993.  Arrayit has emerged as a world leader in microarray technology under her leadership, being distinguished by Inc. Magazine in 2002 and 2003 as one of the nation’s Top 500 Fastest Growing privately-held companies; and in 2005 was recognized by the Silicon Valley Business Journal as the 11th largest woman-owned business in Silicon Valley.

Rene Schena holds a degree in Language Studies from the University of California, Santa Cruz.  She has 30 years experience in international business, including translation, contract documentation and commodities trading.  She worked in commodities trading with a subsidiary of ConAgra (1985-1988) and as a chemical import and distribution specialist, department manager, and later President of NuSource Chemical Corporation (1988-1993).  Rene Schena co-founded TeleChem International, Inc., which focused on traditional chemical distribution before expanding into the government and biotech sectors.  At Arrayit, she manages all corporate financial, tax, legal, regulatory and human resource activities.  Rene Schena is married to Dr. Mark Schena.

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

Dr. Schena has authored five foundational books on the subject of microarrays, including the best-selling text, “Microarray Analysis” (J. Wiley and Sons); and has published more than 30 important papers in scientific journals.  Dr. Schena has organized symposia and course work, chaired societal meetings and promoted the expansion of microarray technology - accruing over one million travel miles worldwide to speak to audiences of PhDs, MDs and life science professionals.  Dr. Schena holds the key microarray diagnostics patent (issued in 2005) that provides for 100,000 patients to be screened for a health condition in a single, simple laboratory test.  In 2001, this discovery was featured in the NOVA television documentary “Cracking the Code of Life,”, wherein Dr. Schena introduced the use of microarrays as a diagnostic tool for the first time, and presented his vision for preventative, personalized medicine through pre-symptomatic testing.  Mark’s innovation, product development ideas, world-respected credentials and scientific celebrity extend the ultimate scientific credibility to the Arrayit companies and their leading-edge products and services.  Dr. Mark Schena is married to Rene Schena.

Todd Martinsky – Senior Vice President and Director

Todd Martinsky received a Bachelor of Arts degree from San Jose State University, after which he served as Director of Education and Consulting at the Codd and Date Consulting Group, whose founder was famous for creating the relational database.  Todd Martinsky co-founded TeleChem International, Inc. in 1993, and oversaw the Arrayit biotech division beginning in 1996.  His computer science consulting experience had measurable impact on the evolution of Arrayit’s business, as he led the design, development and implementation of the Company’s online presence and related e-commerce platform – the first of its kind in the biotech sector.

Todd Martinsky is recognized as a leader in the microarray field.  He has guided and consulted with microarray professionals since the advent of commercial microarrays.  He has presented as a Keynote Speaker for key microarray workshops and scientific meetings and has served on various microarray manufacturing panels.  Over the past decade, Todd Martinsky has served as a guest speaker at events sponsored by the Centers for Disease Control (CDC), The United States Department of Agriculture (USDA), and a number of major universities.  Serving as an advisor to the U.S. Pharmacopeia (USP), he authored a chapter for a compendium on nucleic acid test methods for which he received Doctoral-level recognition.  In addition, Todd Martinsky has authored chapters on microarray manufacturing methods for five books, including the new 2009 “Microarray Methods and Protocols” (CRC Press).  On the web, he authors and manages a popular microarray blog and is a respected member of the email-based microarray Gene-Arrays List Serve.  Todd Martinsky has been recognized as the “number one most-quoted microarray executive” through Arrayit’s educational outreach program, appearing in numerous feature articles and scientific publications.  During his tenure at Arrayit, he has established numerous successful and mission critical business alliances that continue today.  Todd Martinsky is the brother of Rene Schena.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

There have been no annuity, pension or retirement benefits paid to our officers or directors during the past two fiscal years. We currently do not have an employment agreement with the Company’s Chief Executive Officer.
The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	All Other	Total
						Compensation
		($)	($)	($)	($)	($)	($)

Rene A Schena	2014	$78,750	0	0	0	$78,750	$0
Chairman, Director, CEO, CFO	2013	0	0	0	0	0	$0

Todd J Martinsky	2014	84,375	0	0	0	84,375	$0
Vice President and Director	2013	50,000	0	0	0	50,000	$0

Mark Schena, Ph.D	2014	5,625	0	0	0	5,625	$0
President, Chief Technology Officer, Secretary & Treasurer, and Director	2013	0	0	0	0	0	$0

Fair value of stock awards was computed in accordance with FASB ASC Topic 718 (column (e)).

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

☐	simplicity, clarity, and fairness to both the employee and the Company;
☐	preservation of Company resources, including available cash; and
☐	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

☐	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
☐	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards require approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2014 and 2013:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 15, 2015.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 54,691,581 shares of common stock equivalents outstanding.

At December 31, 2014 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	22,034	0.32	7,051
Class C	87,145	350	30,500,750
Common	54,691,581	1	54,691,581
Warrants	17,522,308	1	17,522,308
			86,721,690

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following is a description of transactions since January 1, 2013 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholder of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Pursuant to a previous consulting agreement with Dr. Mark Schena ended December 31, 2010, the Company was obligated to pay a royalty of 5% of gross sales to him as a royalty for unfettered use of his patents and knowledge.   On March 31, 2014, Dr. Mark Schena agreed to convert the outstanding royalties due from Arrayit into restricted common shares of ARYC at $1 per share.  Arrayit issued 459,433 shares of restricted common stock to settle this debt.  Amounts outstanding at December 31, 2014 and December 31, 2013 were $0 and $478,533 respectively.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended December 31, 2014, Rene Schena, Mark Schena and Todd Martinsky acted as the Company’s directors and principal executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2014 and December 31, 2013 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $59,396 and $58,190, respectively.

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

Arrayit Corporation

Date: April 15, 2015	By:	/s/Rene Schena
Rene Schena
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Schena	Chairman, Director, Chief Executive Officer	April 15, 2015

/s/ Mark Schena	Director, President	April 15, 2015

/s/ Todd Martinsky	Director, Executive Vice President	April 15, 2015