Form 10-Q
period 2015-03-31
Arrayit Corp
filed 2015-05-20
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 12, 2015, there were 64,371,019 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended March 31, 2015

 TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014 (audited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28
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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$58,761	$22,587
Accounts receivable, net	187,353	198,195
Inventory	477,202	464,192
Prepaid expenses	-	40,750
Total current assets	723,316	725,724

Property and equipment, net	164,724	174,665
Deposits	100,000	100,000
Total assets	$988,040	$1,000,389

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,894,281	$5,993,522
Due to related parties	-	-
Derivative liability	753,555	273,239
Customer deposits	140,840	151,665
Notes payables, current portion including related parties	1,235,434	1,078,167
Total current liabilities	8,024,110	7,496,593
Notes payable, long term	-	-
Total liabilities	8,024,110	7,496,593
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 shares issued and outstanding	87	87
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 56,779,289 and 54,691,581 issued and outstanding	56,588	54,500
Additional paid-in capital	23,943,633	23,012,265
Accumulated deficit	(29,486,399)	(28,013,077)
Reciprocal shareholdings	(1,550,001)	(1,550,001)
Total stockholders’ equity (deficit)	(7,036,070)	(6,496,204)
Total liabilities and stockholders' deficit	$988,040	$1,000,389

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014

Total revenues	$787,038	$1,090,704
Cost of sales	402,915	708,832
Gross margin	384,123	381,872

Selling, general and administrative	1,152,381	653,876
Research and development	72,740	6,949
Legal expense	41,054	47,188
Income (loss) from operations	(882,052)	(326,141)

Gain on Extinguishment of Liabilities	223	391,306
Gain (loss) on derivatives	(422,323)	-
Interest (expense)	(169,169)	(27,545)

Net income (loss)	(1,473,322)	37,620

Income (loss) per share - basic	$(0.03)	$(0.00)

Basic and diluted weighted average number of common shares	56,326,229	38,189,606

The accompanying notes are an integral part of these consolidated financial statements

 ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net loss	$(1,473,322)	$37,620
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	18,625	-
Depreciation	9,941	10,017
Gain on extinguishment of liabilities	-	(391,306)
Change in fair value of derivative liability	422,323	-
Provision (recovery) for bad debts	-	86,142
Issuance of shares for unpaid compensation	26,459	-
Amortization of debt discount (debt offset)	95,664	-
Non -cash interest (capitalized interest)	25,176	-
Settlement of legal suit	-	(5,890)
Stock for Avant guarantee	-	74,142
Stock paid for services	16,025	16,025
Issuance of shares for debt conversion	23,885	-
Warrants issued for services	768,338	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	10,841	(200,715)
Inc/dec in inventory	(13,010)	(71,319)
Inc/dec in prepaids	40,750	124,242
Inc/dec in deposits	-	-
Inc/dec in accounts payable and accrued liabilities	(99,241)	408,615
Inc/dec in bank overdraft	-	-
Inc/dec in due to related parties	-	(19,101)
Inc/dec in accrued interest	-	-
Inc/dec in customer deposits	(10,825)	(67,981)
Net cash used by operating activities	(138,371)	491
Cash flows from investing activities:
Cash paid for purchase of fixed assets	-	(134,456)
Net cash used by investing activities	-	(134,456)
Cash flows from financing activities:
Proceeds from loans, net	75,000	10,889
Repayment of notes payable	796	(6,632)
Issuance of shares on warrant exercise	25,000	-
Proceeds from issuance of common stock	73,749	60,000
Net cash provided by financing activities	174,545	64,257

Net increase (decrease) in cash	36,174	(69,708)
Cash, beginning of period	22,587	290,659

Cash, end of period	$58,761	$220,951

Supplemental cash flow information:
Cash paid for interest	$165,328	$16,657
Cash paid for income taxes	$-	$-

Noncash Transaction:
Conversion of accrued interest to notes payable	$120,839	$10,889
Beneficial conversion feature - notes payable	$57,993	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
March 31, 2015

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Arrayit’s Annual Report filed with the SEC on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2014 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at March 31, 2015:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	41.7% owned by Arrayit Corporation at March 31, 2015. As the Avant super voting Preferred Series “A” shares provide effective control of the Company, the Avant holding is not consolidated

The Company had previously consolidated the financial statements of Avant Diagnostics, Inc. as a majority owned subsidiary and this was reflected in the consolidated financial statements for the year ended December 31, 2012.  On December 31, 2012, Avant Diagnostics, Inc. issued additional shares of its common stock, which reduced the Company’s ownership interest in Avant Diagnostics, Inc. so that the Company no longer had a controlling financial interest.  In accordance with FASB ASC 810-10-40, “Deconsolidation of a Subsidiary or Derecognition of a Group of Assets”, as of December 31, 2012, the Company deconsolidated its majority ownership interest and recognized a non-cash, net gain on the transaction.  Thus, the Company’s 2015 and 2014 financial statements do not include the effect of the financial statements of Avant Diagnostics, Inc.

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

On December 12, 2011, Arrayit signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., whereby shares of common stock of Avant Diagnostics (currently 39,350,000 shares or 41.7% of the total outstanding) owned by Arrayit will be distributed ratably to the shareholders of Arrayit on the record date which will occur upon approval by the SEC of a Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the converted or treasury stock method and the average market price per share during the year. The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series "A" and "C" Preferred Shares) outstanding at March 31, 2015 should be excluded from diluted earnings per common share for the year ended March 31, 2015. The Company's diluted earnings per share calculation excludes approximately 72 million potential shares for the three months ended March 31, 2015.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At March 31, 2015, Arrayit had a working capital deficit of $7,300,794, and an accumulated deficit of $29,486,399.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and income tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	March 31, 2015	December 31, 2014
Gross accounts receivable	$704,903	$570,720
Less
Allowance for doubtful accounts	(127,001)	(127,001)
Loan value of receivables sold with recourse (see Note 5)	(390,550)	(245,524)
Total	$187,352	$198,195

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at March 31, 2015, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At March 31, 2015, the balance outstanding under the recourse contracts was $390,550 net of a hold back reserve of $170,136 (December 31, 2014, $245,524 net of a hold back reserve of $120,117). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

	March 31, 2015	December 31, 2014
Fixed Assets – Cost	$464,225	$464,225
Less
Accumulated Depreciation	(299,501)	(289,560)
Total	$164,724	$174,665

Depreciation expense totalled $9,941 and $10,017, respectively for the three months ended March 31, 2015 and 2014

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	March 31, 2015	December 31, 2014
ACCOUNTS PAYABLE

Trade Vendors	$1,010,523	$1,059,752
Professional Advisors	2,759,747	2,759,747

Total Accounts Payable	3,770,270	3,819,499

ACCRUED LIABILITIES

Payroll and applicable taxes	1,874,355	1,881,649
Judgment interest	12,981	51,981
Other	236,675	240,392

Total Accrued Liabilities	2,124,011	2,174,023

TOTAL	$5,894,281	$5,993,522

NOTE 8 – DEBT

	March 31, 2015	December 31, 2014

Convertible note payable, due September 24, 2015 including accrued interest of $3,290	$22,052	$80,432

Convertible note payable, due October 14, 2015 including accrued interest of $5,062, net of unamortized OID of $10,028	129,034	121,604

Convertible note payable, due October 23, 2015 including accrued interest of $2,429, net of unamortized debt discount and OID of $61,031	51,398	22,695

Convertible note payable, due November 12, 2015 including accrued interest of $3,942, net of unamortized debt discount and OID of $57,455	56,487	26,407

Convertible note payable, due December 01, 2015 including accrued interest of $2,917, net of unamortized debt discount and OID of $58,333	32,083	8,021

Convertible note payable, due December 08, 2015 including accrued interest of $1,582, net of unamortized OID of $8,919	55,663	51,153

Convertible note payable, due March 24, 2016 including accrued interest of $115	75,115	-

Convertible note payable, due October 08, 2016, net of unamortized debt discount and OID of $69,667	53,533	12,833

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	250,000	250,000
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	510,069	505,022

Total notes payable, including related parties	$1,235,434	$1,078,167

Long term debt	-	-
Short term debt	$1,235,434	$1,078,167

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

On March 24, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC  ("LG"), for the sale of an 8% convertible note in the principal amount of $75,000 (the "Note"). The financing closed on March 24, 2015. The total net proceeds the Company received from this Offering was $75,000.

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

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $162,106. The Company recorded a loss from change in fair value of debt derivatives of $105,126 for the period ended March 31, 2015

Tangiers Investment Corp., LLC

On November 12, 2014, the Company entered into a Securities Purchase Agreement with Tangiers Investment Corp., LLC ("Tangiers"), for the sale of a 10% convertible note in the principal amount of $220,000 (the "Note"). The financing closed on November 12, 2014. The total net proceeds the Company received from this Offering was $200,000.

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

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $164,187. The Company recorded a loss from change in fair value of debt derivatives of $107,237 for the period ended March 31, 2015;

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

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $152,505. The Company recorded a loss from change in fair value of debt derivatives of $107,237 for the period ended March 31, 2015.

JMJ Financial

On October 8, 2014, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) providing JMJ with the ability to invest up to $350,000 which contains a 10% original issue discount (the “JMJ Note”). The transaction closed on October 8, 2014.

The first tranche of the Note has been funded to the Company by the Purchaser upon execution of the Purchase Agreement, for the sale of a 12% convertible note in the principal amount of $110,000 (the "Note"). The financing closed on October 8, 2014, with a maturity date of October 8, 2016. The total net proceeds the Company received from this Offering was $100,000.

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

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $200,359. The Company recorded a loss from change in fair value of debt derivatives of $86,420 for the period ended March 31, 2015.

As of March 31, 2015, the fair value of the Company’s derivative liabilities was $753,555, and $422,323 was recognized as a loss on derivatives due to change in fair value of the liability during the year ended March 31, 2015.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$273,239
ASC 815-15 additions	57,993
Change in fair value	422,323
ASC 815-15 deletions
Balance at March 31, 2015	$753,555

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income(Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(422,323)
Derivative expense	-
Loss for period ended March 31, 2015	$(422,323)

The fair values of derivative instruments were estimated using the Black-Scholes Option Pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.11% - 0.46%
Expected volatility	100%
Expected life	6 - 18 months

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at March 31, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2014	17,397,308	$0.18

Granted	1,600,000	0.10
Cancelled/forfeited	-	-
Expired	-	-
Exercised	250,000	0.10
Outstanding at March 31, 2015	19,247,308	$0.17

On January 7, 2015 the Company issued 1,600,000 share purchase warrants exercisable at $0.10 expiring on January 7, 2018

On January 7, 2015 the 250,000 warrants were exercised at $0.10

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

There were no revenues generated during the fiscal period ended March 31, 2015 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Reciprocal	Total
Balance, December 31, 2014	22,034	$22	87,145	$87	54,691,581	$54,500	$23,012,266	$(28,013,077)	$(1,550,001)	$(6,496,204)

Issuance of shares for cash on warrant exercise	-	-	-	-	250,000	250	24,750	-	-	25,000

Issuance of shares for cash	-	-	-	-	983,333	983	72,767	-	-	73,750

Issuance of shares for services	-	-	-	-	125,250	125	15,900	-	-	16,025

Issuance of shares for unpaid compensation	-	-	-	-	352,779	353	26,106	-	-	26,458

Issuance of shares for debt conversion	-	-	-	-	376,346	376	23,509	-	-	23,885

Issuance of warrants for services	-	-	-	-	-	-	768,338	-	-	768,338

Net Income (Loss) for the period ended March 31, 2015	-	-	-	-	-	-	-	(1,473,322)		(1,473,322)
Balance, March 31, 2015	22,034	$22	87,145	$87	56,779,289	$56,588	$23,943,635	$(29,486,399)	$(1,550,001)	$(7,036,070)

As more fully described in Notes 5 and 7 the Company has entered into a number of convertible notes.   Amongst other terms, these convertible notes require the Company's Transfer Agent to reserve 257,000,000 shares for the note holders.   Accordingly the Company is restricted in the number of unissued shares it has available to issue.

NOTE 14 – RECIPROCAL SHAREHOLDINGS

At March 31, 2015, Arrayit owned an equity interest in Avant Diagnostics, Inc. (“Avant”) through ownership of 41.7% (December 31, 2014 – 54.92%) of its common shares.  The change in equity interest compared with the prior year reflects the issuance of ten million shares (10,000,000) by Avant as full settlement for the $1,550,000 invoice issued by Arrayit Corporation to Avant Diagnostics on September 20, 2014; an additional issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

At March 31, 2015, Avant owned an approximate 7.12% (December 31, 2014 – 7.12%) reciprocal shareholding in common shares, issued and outstanding of Arrayit.   The change in reciprocal shareholding compared with the prior year reflects the issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

As a result of Avant’s reciprocal shareholding in Arrayit common shares, the Company has an indirect pro-rata interest of 7.66% (December 31, 2014 – 7.66%) in its own shares.   Both the equity investment in Avant and stockholders’ equity have been reduced by the reciprocal shareholdings of $1,550,000 at March 31, 2015 (December 31, 2014 - $1,550,000).   Currently as Avant is a development stage company, the Company did not record any pro-rata share of earnings in Avant, nor adjust its equity investment in Avant for the period ended March 31, 2015.

The Company also recorded revenues of $1,550,000 and bad debt expense of $1,550,000 related to the Avant transactions during 2014. The bad debt expense is included in selling, general and administration expenses in the statement of operations.

NOTE 14 – INCOME TAXES

At March 31, 2015 and December 31, 2014, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $28 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $11.0 million has been recorded against the deferred tax asset as of March 31, 2015 and December 31, 2014, respectively. The NOL carry-forwards will fully expire in 2034.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

2015	$180,765
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

$1,456,765

Rent expense was $88,945 and $77,230 for the three months ended December 31, 2015 and 2014, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On April 8, 2015 the Company issued 250,000 shares, at $0.0378 on conversion of debt of $9,450.

On April 16, 2015 the Company issued 351,288 shares, at $0.0427 on conversion of debt of $15,000.

On April 23, 2015 the Company issued 468,750 shares, at $0.032 on conversion of debt of $15,000.

On April 24, 2015 the Company issued 425,000 shares, at $0.05 for services of $21,250.

On April 24, 2015 the Company issued 400,000 shares, at $0.05 for services of $20,000.

On May 1, 2015 the Company issued 500,000 shares, at $0.0108 on conversion of debt of $20,000.

On May 1, 2015 the Company issued 2,525,253 shares, at $0.0099 on conversion of debt of $25,000.

On May 4, 2015 the Company issued 961,538 shares, at $0.0208 on conversion of debt of $20,000.

On May 4, 2015 the Company issued 887,534 shares, at $0.0108 on conversion of debt of $9,500 and accrued interest of $85.

On May 11, 2015 the Company issued 3,000,000 shares, at $0.0085 on conversion of debt of $15,000.

On May 11, 2015 the Company issued 2,823,529 shares, at $0.0085 on conversion of debt of $24,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2015, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those to be identified in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Results of Operations

Comparison of Operating Results –Three Months Ended March 31, 2015 and 2014

Gross revenues for the three months ended March 31, 2015 and 2014 were $787,038 and 1,090,704, respectively, representing a 28% decrease in gross revenues for the period.  The Company shipped one TissueMax Tissue Microarrayer, fifteen microarray scanners, and five SpotBot Microarray Printers during the three months ended March 31, 2015.  The Company shipped three NanoPrint Microarray Printers, five SpotBot Microarray Printers and a Colorimetric Microarray Platform during the three months ended March 31, 2014.

The cost of sales for the three months ended March 31, 2015 and 2014 were $402,915 and $708,832, respectively resulting in gross profit for the period of $384,123 and $381,872, respectively.  The Company’s cost of sales is dependent upon product mix.  During the first quarter of 2015, the gross margin was 48.8% versus 35% for the first quarter of 2014.  The Company sold more substrates and microarray manufacturing and processing services in the first quarter of 2015, which have a higher gross margin percentage than the high throughput microarray manufacturing instruments that were sold in the first quarter ended March 31, 2014.

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 were $1,152,381 and $653,876, respectively.  The increase of $498,505 is mostly attributable to an increase in derivative liabilities during the three months ended March 31, 2015 versus the cost of adding staff, new advertising and trade show promotions, increases in rent and utilities, and consulting and other fees associated with the FDA approval process for OvaDx® during the three months ended March 31, 2014.

Legal expenses of $41,054 for the three months ended March 31, 2015 were mostly attributable to litigation with Reuben Taub.  Legal expenses of $47,188 for the three months ended March 31, 2014 were mostly attributable to litigation with Avant and general corporate matters.

Net loss from operations was $1,473,322 for the three months ended March 31, 2015, compared with a net income from operations of $37,620 for the three months ended March 31, 2014.  The increase in net loss from operations is mostly attributable to an increase in interest expenses and derivative liabilities during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Interest expense was $169,169 for the three months ended March 31, 2015, compared to $27,545 for the three months ended March 31, 2014.  The increase in interest costs was the result of accrued interest on convertible notes during the period ending March 31, 2015.

Liquidity and Capital Resources

Cash flows used in operations were $138,371 for the three months ended March 31, 2015. Cash flows provided by operations were $491 for the three months ended March 31, 2015. As of March 31, 2014, we had a working capital deficiency of $7,300,794 and an accumulated deficit of $29,486,399.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap sought damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defenses of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  Trial was scheduled for May 18, 2015, and the parties reached a confidential settlement agreement on May 18, 2015.

On March 31, 2015, Plaintiffs Reuben Taub, Irwin L Zalcberg and Irwin Zalcberg Profit Sharing Plan sued Defendants Arrayit Corporation, Rene Schena, Mark Schena and Todd Martinsky in the United States District Court Southern District of New York case number 15 Civ 01366 (ALC).  This action was commenced in the Supreme Court of the State of New York, County of New York, and was removed by Defendants to this Court pursuant to 28 U.S.C. 1322(a) on the grounds that the matter in controversy exceeds the sum or value of $75,000, exclusive of interest and costs, and is between citizens of different states.  Plaintiffs allege gross mismanagement, tax fraud and misfeasance in connection with the operation of Arrayit and breach of a Contribution Agreement.  Plaintiffs seek monetary damages not less than $252,835,000, appointment of a receiver and/or granting a temporary, preliminary and/or permanent injunction enjoining and restraining Arrayit from issuing a ten million share dividend of Avant shares, pledging Avant shares as collateral and/or issuing common stock to any person exercising debentures rights issued in violation of the Contribution Agreement, punitive damages, costs and disbursements including reasonable attorney’s fees and for such other and further relief that the Court may seem just and proper.  On April 23, 2015, Plaintiffs moved for a preliminary injunction against Defendants, restraining them from issuing shares of common stock pursuant to the provision of convertible promissory notes. For the reasons stated on the record at the hearing held on April 29, 2015, Plaintiffs' application was denied. A mediation between the parties is scheduled for May 26, 2015.

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

Arrayit Corporation

Dated: May 20, 2015	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director