Form 10-Q
period 2015-06-30
Arrayit Corp
filed 2015-08-19
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File No. 001-16381

_________________

Arrayit Corporation
(Exact name of registrant as specified in its charter)
_________________

Nevada	001-16381	76-0600966
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,645,307.

As of August 19, 2015, there were 427,478,258 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended June 30, 2015

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

PART I – FINANCIAL INFORMATION
ITEM 1.

ARRAYIT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$-	$22,587
Accounts receivable, net	271,448	198,195
Inventory	517,068	464,192
Prepaid expenses	-	40,750
Total current assets	788,516	725,724

Property and equipment, net	161,378	174,665
Deposits	100,000	100,000
Total assets	$1,049,894	$1,000,389

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$6,763	$-
Accounts payable and accrued liabilities	6,015,855	5,993,522
Due to related parties	-	-
Derivative liability	784,246	273,239
Customer deposits	134,394	151,665
Notes payables, current portion including related parties	1,017,588	1,078,167
Total current liabilities	7,958,846	7,496,593
Notes payable, long term	-	-
Total liabilities	7,958,846	7,496,593
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 87,145 shares issued and outstanding	87	87
Common stock, $0.001 par value, voting, 480,000,000 shares authorized, 350,065,388 and 38,139,616 issued and outstanding	349,874	54,500
Additional paid-in capital	23,694,593	23,012,265
Accumulated deficit	(29,403,527)	(28,013,077)
Reciprocal shareholdings	(1,550,001)	(1,550,001)
Total stockholders’ equity (deficit)	(6,908,952)	(6,496,204)
Total liabilities and stockholders' deficit	$1,049,894	$1,000,389

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Total revenues	$573,361	$1,949,195	$1,360,399	$3,039,899
Cost of sales	243,439	271,921	646,354	980,753
Gross margin	329,921	1,677,274	714,044	2,059,146

Selling, general and administrative	449,546	2,014,985	1,081,412	2,668,861
Research and development	1,260	46,350	74,000	53,298
Legal expense	25,341	30,379	66,395	77,567
Loss from operations	(146,226)	(414,440)	(507,763)	(740,580)

Gain on Extinguishment of Liabilities	3,311	688	3,534	391,994
Gain (loss) on derivatives	(30,781)	-	(453,014)
Interest (expense)	(264,038)	(32,248)	(433,207)	(59,794)

Net Loss	(437,734)	(446,000)	(1,390,450)	(408,380)

Loss per share - basic	$(0.01)	$0.00	$(0.01)	$ (0.01)

Basic & diluted weighted average number of common shares	205,073,086	39,495,567	260,780,346	38,846,194

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30
	2015	2014
Cash flows from operating activities:
Net loss	$(1,390,450)	$37,620
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	57,920	-
Depreciation	20,235	10,017
Gain on extinguishment of liabilities	-	(391,306)
Change in fair value of derivative liability	453,014	-
Provision (recovery) for bad debts	-	86,142
Issuance of shares for unpaid compensation	26,459	-
Amortization of debt discount (debt offset)	261,680	-
Settlement of legal suit	4,750	(5,890)
Stock for Avant guarantee	-	74,142
Stock paid for services	57,275	16,025
Warrants issued for services	247,823	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(73,254)	(200,715)
Inc/dec in inventory	(52,876)	(71,319)
Inc/dec in prepaids	40,750	124,242
Inc/dec in deposits	-	-
Inc/dec in accounts payable and accrued liabilities	128,217	408,615
Inc/dec in bank overdraft	6,763	-
Inc/dec in due to related parties	-	(19,101)
Inc/dec in accrued interest	-	-
Inc/dec in customer deposits	(17,271)	(67,981)
Net cash used by operating activities	(228,964)	491
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(6,948)	(134,456)
Net cash used by investing activities	(6,948)	(134,456)
Cash flows from financing activities:
Proceeds from loans, net	135,000	10,889
Repayment of notes payable	20,424	(6,632)
Issuance of shares on warrant exercise	25,000	-
Proceeds from issuance of common stock	73,749	60,000
Net cash used in (provided by) financing activities	114,576	64,257

Net increase (decrease) in cash	(22,587)	(69,708)
Cash, beginning of period	22,587	290,659

Cash, end of period	$0	$220,951

Supplemental cash flow information:
Cash paid for interest	$165,328	$16,657
Cash paid for income taxes	$-	$-

Noncash Transaction:
Conversion of notes and accrued interest toequity	$542,645	$10,889
Beneficial conversion feature - notes payable	$57,993	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
June 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at March 31, 2015:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation

Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation

Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.

Avant Diagnostics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	41.7% owned by Arrayit Corporation at June 30, 2015.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the converted or treasury stock method and the average market price per share during the year. The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series "A" and "C" Preferred Shares) outstanding at June 30, 2015 should be excluded from diluted earnings per common share for the year ended June 30, 2015.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At June 30, 2015, Arrayit had a working capital deficit of $7,170,330, and an accumulated deficit of $29,403,527.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and income tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

	June 30, 2015	December 31, 2014
Gross accounts receivable	$514,677	$570,720
Less
Allowance for doubtful accounts	(125,827)	(127,001)
Loan value of receivables sold with recourse (see Note 5)	(117,402)	(245,524)
Total	$271,448	$198,195

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at June 30, 2015, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At June 30, 2015, the balance outstanding under the recourse contracts was $117,402 net of a hold back reserve of $150,299 (December 31, 2014, $245,524 net of a hold back reserve of $120,117). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.

NOTE 6 – FIXED ASSETS

	June 30, 2015	December 31, 2014
Fixed Assets – Cost	$471,623	$464,225
Less
Accumulated Depreciation	(310,245)	(289,560)
Total	$161,378	$174,665

Depreciation expense totalled $10,294 and $10,203, respectively, for the three months ended June 30, 2015 and 2014, and $20,235 and $20,220, respectively, for the six months ended June 30, 2015 and 2014.
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	June 30, 2015	December 31, 2014

Trade Vendors	$1,090,850	$1,059,752
Professional Advisors	2,759,747	2,759,747

Total Accounts Payable	3,850,597	3,819,499

ACCRUED LIABILITIES

Payroll and applicable taxes	1,921,830	1,881,649
Judgment interest	7,052	51,981
Other	236,378	240,392

Total Accrued Liabilities	2,165,259	2,174,023

TOTAL	$6,015,855	$5,993,522

NOTE 8 – DEBT

	June 30, 2015	December 31, 2014

Convertible note payable, due September 24, 2015 including accrued interest of $4,073	$9,107	$80,432

Convertible note payable, due October 14, 2015	-	$121,604

Convertible note payable, due October 23, 2015 including accrued interest of $743, net of unamortized debt discount and OID of $21,719	11,523	$22,695

Convertible note payable, due November 12, 2015	-	$26,407

Convertible note payable, due December 01, 2015 including accrued interest of $5,900, net of unamortized debt discount and OID of $16,311	57,520	$8,021

Convertible note payable, due December 08, 2015 including accrued interest of $, net of unamortized OID of $	-	$51,153

Convertible note payable, due March 24, 2016 including accrued interest of $1,710	76,710	$-

Convertible note payable, due October 08, 2016, net of unamortized debt discount and OID of $40,365	40,308	$12,833

Convertible note payable, due April 22, 2016 including accrued interest of $1,159, net of unamortized OID of $11,681	63,978	-

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	250,000	250,000
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

Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	508,442	505,022

Total notes payable, including related parties	$1,017,588	$1,078,167

Long term debt	-	-
Short term debt	$1,017,588	$1,078,167

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

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $84,620. The Company recorded a loss from change in fair value of debt derivatives of $27,640 for the period ended June 30, 2015

Tangiers Investment Corp., LLC

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

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $209,220. The Company recorded a loss from change in fair value of debt derivatives of $163,951 for the period ended June 30, 2015.

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

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $208,043. The Company recorded a gain from change in fair value of debt derivatives of $94,104 for the period ended June 30, 2015.

Vis Vires Group, Inc.

On April 20, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc.  ("VVG"), for the sale of an 8% convertible note in the principal amount of $74,500 (the "Note"). The financing closed on October 14, 2014. The total net proceeds the Company received from this Offering was $60,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 22, 2016.  Until October 20, 2015 the note is redeemable at between 110% and 135% of the face value plus accrued interest.   After October 20, 2015 the Note is convertible into common stock, at VVG’s option, at a 30% discount to the average of the three lowest OTCQB closing bid prices of the common stock during the 10 trading day period prior to conversion.

Embedded Derivative Liabilities in Convertible Notes

As of June 30, 2015, the fair value of the Company’s derivative liabilities was $784,246, and $453,014 was recognized as a loss on derivatives due to change in fair value of the liability during the year ended June 30, 2015.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$273,239
ASC 815-15 additions	57,993
Change in fair value	453,014
ASC 815-15 deletions	-
Balance at June 30, 2015	$784,246

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(453,014)
Derivative expense	-
Loss for period ended June 30, 2015	$(453,014)

The fair values of derivative instruments were estimated using the Black-Scholes Option Pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.11% - 0.46%
Expected volatility	100%
Expected life	6 - 15 months

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at June 30, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	17,397,308	$0.18
Granted	1,600,000	0.10
Cancelled/forfeited	-	-
Expired	-	-
Exercised	250,000	0.10
Outstanding at June 30, 2015	18,747,308	$0.18

On January 7, 2015, the Company issued 1,600,000 share purchase warrants exercisable at $0.10 expiring on January 7, 2018.

On January 7, 2015, the 250,000 warrants were exercised at $0.10.

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

There were no revenues generated during the fiscal period ended June 30, 2015 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended June 30, 2015 and 2014 include $Nil and $Nil of stock-based compensation, arising from the granting of no unregistered common shares, respectively.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  The 103,143 Series C Preferred Stock was issued on February 21, 2008.  These Series C Preferred shares are convertible into 36,100,000 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the three months ended June 30, 2015 and 2014 there were no conversions.

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Reciprocal	Total
Balance, December 31, 2013	22,034	$22	87,145	$87	38,139,616	$37,948	$19,054,387	$(24,697,483)		$(5,605,039)

Issuance of shares for cash	-	-	-	-	136,365	136	59,864	-	-	60,000

Issuance of shares for services	-	-	-	-	5,366,167	5,366	829,419	-	-	834,785

Issuance of warrants for services	-	-	-	-	-	-	768,339	-	-	768,339

Issuance of shares for settlement of legal suit	-	-	-	-	90,000	90	63,750	-	-	63,840

Issuance of warrants for settlement of legal suit	-	-	-	-	-	-	492,776	-	-	492,776

issuance of warrants for funding legal services	-	-	-	-	-	-	62,422	-	-	62,422

Issuance of share for guarantee of Avant debt	-	-	-	-	500,000	500	73,642	-	-	74,142

Issuance of shares for debt conversion	-	-	-	-	459,433	459	67,667	-	-	68,126

Issuance of shares for shares in Avant					10,000,000	10,000	1,540,000	-	-	1,550,000

Acquisition of equity interest									(1,550,001)	(1,550,001)

Net Income (Loss) for the period ended December 31, 2014	-	-	-	-	-	-	-	(3,315,594)		(3,315,594)
	22,034	$22	87,145	$87	54,691,581	$54,500	$23,012,266	$(28,013,077)	$(1,550,001)	$(6,496,204)

Issuance of shares for cash on warrant exercise	-	-	-	-	250,000	250	24,750	-	-	25,000

Issuance of shares for cash	-	-	-	-	983,333	983	72,767	-	-	73,750

Issuance of shares for services	-	-	-	-	950,250	950	56,325	-	-	57,275

Issuance of shares for unpaid compensation	-	-	-	-	352,779	353	26,106	-	-	26,458

Issuance of shares for debt conversion	-	-	-	-	291,587,445	291,586	251,058	-	-	542,644

Issuance of shares for settlement of legal suit	-	-	-	-	1,250,000	1,250	3,500	-	-	4,750
Issuance of warrants for services	-	-	-	-	-	-	247,823	-	-	247,823

Net Income (Loss) for the period ended June 30, 2015	-	-	-	-	-	-	-	(1,390,450)		(1,390,450)
Balance, June 30, 2015	22,034	$22	87,145	$87	350,065,388	$349,873	$23,694,594	$(29,403,527)	$(1,550,001)	$(6,908,954)

As more fully described in Note 8 the Company has entered into a number of convertible notes.   Amongst other terms, these convertible notes require the Company's Transfer Agent to reserve shares for the note holders.   Accordingly the Company is restricted in the number of unissued shares it has available to issue. The Company lacks sufficient authorized common share capital to enable the conversion to common shares by all the preferred shareholders and convertible debt holders.  It is the Company’s intention to increase its authorized common share capital before the end of the current fiscal year.

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

At June 30, 2015, Avant owned an approximate 3.63% (December 31, 2014 – 7.12%) reciprocal shareholding in common shares, issued and outstanding of Arrayit.   The change in reciprocal shareholding compared with the prior year reflects the issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

As a result of Avant’s reciprocal shareholding in Arrayit common shares, the Company has an indirect pro-rata interest of 1.51% (December 31, 2014 – 7.66%) in its own shares.   Both the equity investment in Avant and stockholders’ equity have been reduced by the reciprocal shareholdings of $1,550,000 at June 30, 2015 (December 31, 2014 - $1,550,000).   Currently as Avant is a development stage company, the Company did not record any pro-rata share of earnings in Avant, nor adjust its equity investment in Avant for the period ended June 30, 2015.

The Company also recorded revenues of $1,550,000 and bad debt expense of $1,550,000 related to the Avant transactions during 2014. The bad debt expense is included in selling, general and administration expenses in the statement of operations.

NOTE 14 – INCOME TAXES

At June 30, 2015 and December 31, 2014, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $29 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $12.0 million has been recorded against the deferred tax asset as of June 30, 2015 and December 31, 2014, respectively. The NOL carry-forwards will fully expire in 2034.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

2015	120,510
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408
1,396,510

Rent expense was $163,093 and $149,623 for the six months ended June 30, 2015 and 2014, respectively.

The Company lacks sufficient authorized common share capital to enable the conversion to common shares by all the preferred shareholders and convertible debt holders.  It is the Company’s intention to increase its authorized common share capital before the end of the current fiscal year.

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2015 the company issued 34,700,000 of its common shares, upon the conversion of $31,230 of convertible debt.

On July 13, 2015 the company issued 34,700,000 of its common shares, upon the conversion of $31,275 of convertible debt.

On July 31, 2015 the company issued 8,712,132 of its common shares, upon the conversion of $12,546 of convertible debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended June 30, 2015, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended June 30, 2015 and 2014

Gross revenues for the three months ended June 30, 2015 and 2014 were $573,361 and $1,949,195, respectively, representing a 70.6% decrease in gross revenues for the period. The decrease in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx®.  Sales to unrelated customers increased by $174,166 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The backlog of orders for the period ending June 30, 2015 was approximately $850,000 and the backlog of orders was approximately $634,000 for the period ending June 30, 2014.

The cost of sales for the three months ended June 30, 2015 and 2014 were $243,439 and $271,921, respectively resulting in gross profit for the period of $329,921 and $1,677,274, respectively.  The Company’s cost of sales is largely dependent upon product mix.  During the second quarter of 2015, the gross margin was 57.5% versus 52.5% for the first quarter of 2014.  The Company increased sales of high-throughput laboratory equipment and higher quality substrate slides during the second quarter of 2015 and increased gross margins over a similar product mix during the second quarter ended June 30, 2014.

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 were $449,546 and $2,014,985, respectively.  The decrease of $2,176,668 is attributable to the Company’s overall efforts to reduce general and administrative costs. Further, the Company established a $1,550,000 allowance for doubtful accounts against the June 2014 invoice to Avant Diagnostics and the related bad debt expense of $1,550,000 was recorded in selling, general and administrative expenses for the three months ended June 30, 2014.

Legal expenses of $25,341 for the three months ended June 30, 2015 were attributable to the costs of defending litigation with Reuben Taub, as well as settling the litigation with Recap Marketing and Consulting.  Legal expenses of $30,279 for the three months ended June 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.

Net loss from operations was $146,226 for the three months ended June 30, 2015, compared with a net loss from operations of $414,440 for the three months ended June 30, 2014.  The increase in net operating income is primarily to the Company’s overall efforts to improve profit margins and reduce general and administrative expenses.

Interest expense was $264,038 for the three months ended June 30, 2015, compared to $32,248 for the three months ended June 30, 2014.  The increase in interest costs is attributable to the interest payable on the convertible notes during the three months ended June 30, 2015.

Comparison of Operating Results –Six Months Ended June 30, 2015 and 2014

Gross revenues for the six months ended June 30, 2015 and 2014 were $1,360,399 and $3,039,899, respectively, representing a 45% decrease in gross revenues for the period.  The decrease in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx®.  Sales to unrelated customers decreased by $129,500 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The cost of sales for the six months ended June 30, 2015 and 2014 were $646,354 and $980,753, respectively resulting in gross profit for the period of $714,044 and $509,146, respectively.  The Company’s cost of sales is largely dependent upon product mix.  During the six months ended June 30, 2015, the gross margin was 52.5% versus 34% for the six months ended June 30, 2014.   The Company was able to reduce the cost of manufacturing certain laboratory instruments during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 were $1,081,412 and $2,668,861, respectively.  The decrease of $1,587,449 is attributable to the Company’s overall efforts to reduce general and administrative expenses.  During the quarter, as new information became available, the Company revalued warrants issued during the first quarter which resulted in a reduction of previously reported selling, general and administrative expenses of $520,515 and a reduction of the previously reported net loss by the same amount.

Legal expenses of $66,395 for the six months ended June 30, 2015 were attributable to the costs of defending litigation with Reuben Taub, reaching a settlement with Recap Marketing and Consulting, as well as patent maintenance and general corporate matters. Legal expenses of $77,567 for the six months ended June 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.

Net loss from operations was $507,763 for the six months ended June 30, 2015, compared with net loss from operations was $740,580 for the six months ended June 30, 2014.  The decrease in net operating loss is due primarily to increased profit margins on some laboratory instruments and a lower reserve for bad debt.

Interest expense was $433,207 for the six months ended June 30, 2014, compared to $59,794 for the six months ended June 30, 2014.  The increase in interest costs is attributable to interest payable on convertible notes.

Other income for the six months ended June 30, 2015 includes a gain on extinguishment of liabilities of $3,534 whereas other income for the six months ended June 30, 2014 includes gain on extinguishment of liabilities of a gain on extinguishment of liabilities of $391,994.

Liquidity and Capital Resources

Cash flows used in operations were $228,964 for the six months ended June 30, 2015, and cash flows generated in operations were $491,660 for the six months ended June 30, 2014. As of June 30, 2015, we had a working capital deficiency of $7,170,330 and an accumulated deficit of $29,403,527.  The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At June 30, 2015, the Company had no commitments, understandings or arrangements for additional working capital.  We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short-term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2013, Plaintiffs Recap Marketing and Consulting LLP sued Defendants Arrayit Corporation in Fort Bend County Texas Case No. 13-DCV-204747 for breach of contract with regard to warrants to purchase common stock.  Recap sought damages or specific performance, exemplary damages, costs of court and reasonable attorney’s fees.  On April 16, 2013, the Company’s counsel submitted an unopposed motion to transfer venue to Harris County Texas and, subject to the motion to transfer venue, original answer denying the allegations and offered the affirmative defenses of failure of condition precedent and expiration of contract, estoppel, failure of consideration and waiver, and in the alternative that the number of shares is incorrect.  The parties attended a voluntary mediation conference on September 18, 2013, but were unable to reach a settlement agreement.  Trial was scheduled for May 18, 2015, and the parties reached a confidential settlement agreement on May 18, 2015.  In conjunction with the settlement the Company issued 1,250,000 of its common shares to Recap.

On March 31, 2015, Plaintiffs Reuben Taub, Irwin L Zalcberg and Irwin Zalcberg Profit Sharing Plan sued Defendants Arrayit Corporation, Rene Schena, Mark Schena and Todd Martinsky in the United States District Court Southern District of New York case number 15 Civ 01366 (ALC).  This action was commenced in the Supreme Court of the State of New York, County of New York, and was removed by Defendants to this Court pursuant to 28 U.S.C. 1322(a) on the grounds that the matter in controversy exceeds the sum or value of $75,000, exclusive of interest and costs, and is between citizens of different states.  Plaintiffs allege gross mismanagement, tax fraud and misfeasance in connection with the operation of Arrayit and breach of a Contribution Agreement.  Plaintiffs seek monetary damages not less than $252,835,000, appointment of a receiver and/or granting a temporary, preliminary and/or permanent injunction enjoining and restraining Arrayit from issuing a ten million share dividend of Avant shares, pledging Avant shares as collateral and/or issuing common stock to any person exercising debentures rights issued in violation of the Contribution Agreement, punitive damages, costs and disbursements including reasonable attorney’s fees and for such other and further relief that the Court may seem just and proper.  On April 23, 2015, Plaintiffs moved for a preliminary injunction against Defendants, restraining them from issuing shares of common stock pursuant to the provision of convertible promissory notes. For the reasons stated on the record at the hearing held on April 29, 2015, Plaintiffs' application was denied. A mediation between the parties occurred on May 26, 2015.  The parties were unable to reach a settlement agreement.

Arrayit Corporation, through its attorneys Higgins & Trippett LLC, submitted a Memorandum of Law in support of their motion, pursuant to Fed. R. Civ. P. 12(b)(6), for partial dismissal of the Amended Complaint dated June 29, 2015. Initial discovery notices have been rendered. Depositions are to be completed by November 20, 2015. A court teleconference is scheduled for December 1, 2015. A trial date has not been set.

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

Arrayit Corporation

Dated: August 19, 2015	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director