Form 10-Q
period 2015-09-30
Arrayit Corp
filed 2015-11-20
CIK 1084507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

As of November 20, 2015, there were 696,321,311 shares of common stock outstanding.

Form 10-Q
For the Quarterly Period Ended September 30, 2015

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014 (audited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosure	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		30
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

PART I – FINANCIAL INFORMATION
ITEM 1.
ARRAYIT CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$-	$22,587
Accounts receivable, net	209,664	198,195
Inventory	545,726	464,192
Prepaid expenses	-	40,750
Total current assets	755,390	725,724

Property and equipment, net	154,176	174,665
Deposits	100,000	100,000
Total assets	$1,009,566	$1,000,389

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$27,693	$-
Accounts payable and accrued liabilities	6,080,530	5,993,522
Derivative liability	716,713	273,239
Customer deposits	133,522	151,665
Notes payables, current portion including related parties	896,805	1,078,167
Total current liabilities	7,855,263	7,496,593
Notes payable, long term	-	-
Total liabilities	7,855,263	7,496,593
Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Preferred stock, Series 'A' 22,034 shares issued and outstanding	22	22
Preferred stock, Series 'C' 1,587,145 and 87,145 shares issued and outstanding	1,587	87
Common stock, $0.001 par value, voting, 960,000,000 and 480,000,000 shares authorized, 472,951,421 and 54,691,581 issued and outstanding	472,760	54,500
Additional paid-in capital	26,269,307	23,012,265
Accumulated deficit	(32,039,372)	(28,013,077)
Reciprocal shareholdings	(1,550,001)	(1,550,001)
Total stockholders’ deficit	(6,845,697)	(6,496,204)
Total liabilities and stockholders' deficit	$1,009,566	$1,000,389

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Total revenues	$615,151	$492,655	$1,975,550	$3,532,554
Cost of sales	244,105	283,591	890,459	1,264,343
Gross margin	371,046	209,064	1,085,091	2,268,211

Selling, general and administrative (includes related party stock compensation of 2,572,500 for the three and nine months 2015)	3,490,186	529,806	4,051,083	3,198,667
Research and development	9,970	4,717	83,970	58,015
Legal expense	68,389	50,560	134,785	128,127
Income (loss) from operations	(3,197,499)	(376,019)	(3,184,747)	(1,116,598)

Gain on extinguishment of liabilities	263	-	3,796	391,994
Gain (loss) on derivatives	142,533	-	(310,481)	-
Interest (expense)	(101,658)	(32,350)	(534,865)	(92,143)

Net Income (loss)	(3,156,361)	(408,369)	(4,026,297)	(816,747)

Income (loss) per share - basic	$(0.01)	$(0.01)	$(0.01)	$ (0.02)

Basic & diluted weighted average number of common shares	412,183,602	39,530,168	227,268,578	39,095,873

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(4,026,297)	$(816,748)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	405,278	-
Depreciation	31,751	30,471
Gain on extinguishment of liabilities	-	(391,306)
Derivative expenses	194,401	-
Change in fair value of derivative liability	116,080	-
Provision (recovery) for bad debts	11,796	1,636,142
Issuance of shares for unpaid compensation (includes related amounts of $2,572,500 for 2015)	2,598,959	-
Non-cash interest	70,872	-
Settlement of legal suit	4,750	(5,890)
Stock for Avant guarantee	-	74,140
Stock paid for services	57,275	42,285
Issuance of shares for debt conversion	-	-
Warrants issued for services	247,823	-
Changes in operating assets and liabilities
Inc/dec in accounts receivable	(23,266)	(1,402,922)
Inc/dec in inventory	(81,534)	(115,920)
Inc/dec in prepaids	40,750	133,940
Inc/dec in prepaids-		18,924
Inc/dec in accounts payable and accrued liabilities	123,575	400,230
Inc/dec in bank overdraft	27,693	-
Inc/dec in due to related parties	-	(19,101)
Inc/dec in customer deposits	(18,143)	134,506
Net cash used by operating activities	(218,237)	(281,249)
Cash flows from investing activities:
Cash paid for purchase of fixed assets	(11,262)	(137,393)
Net cash used by investing activities	(11,262)	(137,393)
Cash flows from financing activities:
Proceeds from loans, net	140,000	114,730
Repayment of notes payable	(31,838)	(26,960)
Issuance of shares on warrant exercise	25,000	-
Proceeds from issuance of common stock	73,750	60,000
Net cash provided by financing activities	(206,912)	147,770
Net increase (decrease) in cash	(22,587)	(270,872)
Cash, beginning of period	22,587	290,659
Cash, end of period	$0	$19,787
Supplemental cash flow information:
Cash paid for interest	$66,890	$57,581
Cash paid for income taxes	$-	$-

Noncash Transaction:
Reciprocal shareholdings	$-	$1,550,001
Conversion of notes and accrued interest to equity	$669,245	$34,562
Beneficial conversion feature - notes payable	$132,993	$-

The accompanying notes are an integral part of these consolidated financial statements

ARRAYIT CORPORATION
NOTES TO CONSOLIDATED UNAUDITED STATEMENTS
September 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The following includes a description of subsidiaries and percentage ownership at September 30, 2015:

Subsidiary	Date of Incorporation	Business of Entity	Ownership
TeleChem International, Inc.	November 1, 1993	Import, export, manufacturing and distribution of wholesale industrial chemicals	100% owned by Arrayit Corporation
Arrayit Marketing Inc.	September 3, 2008	Inactive	100% owned by Arrayit Corporation
Arrayit Scientific Solutions, Inc.	October 15, 2009	Markets a test for Parkinson’s Disease incorporating the technology and equipment developed by Arrayit Corporation	98% owned by Arrayit Corporation and 2% owned by the former President of Arrayit Scientific Solutions, Inc.
Avant Diagnositics, Inc.	June 2, 2009	Markets a test for Ovarian Cancer incorporating the technology and equipment developed by Arrayit Corporation	41.0% owned by Arrayit Corporation at September 30, 2015.

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

On December 12, 2011, Arrayit signed an Agreement and Plan of Distribution with its subsidiary, Avant Diagnostics, Inc., (“Avant”) whereby shares of common stock of Avant (currently 39,350,000 shares or 41.0% of the total outstanding) owned by Arrayit will be distributed ratably to the shareholders of Arrayit on the record date which will occur upon approval by the SEC of a Form S-1 registration statement to be submitted by Avant Diagnostics, Inc.    On September 30, 2015 the Board of Directors of Arrayit approved a Stock In Kind dividend of 10,000,000 shares of Avant to all common shareholders of Arrayit as of September 30, 2015.  On October 17, 2015 the Board of Arrayit, on the advice of counsel and in order to comply with FINRA regulations, amended the record date for the Dividend In Kind to October 31, 2015.   Arrayit will not record the Dividend In Kind until the Company receives regulatory approval.

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

Income/Loss per Common and Common Equivalent Share

The computation of basic income/loss per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the if converted or treasury stock method and the average market price per share during the year. The Company determined that the effect of common stock equivalents (Stock Options, Stock Warrants and convertible Series "A" and "C" Preferred Shares) outstanding at September 30, 2015 should be excluded from diluted earnings per common share for the period ended September 30, 2015.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has large working capital deficits and accumulated deficits. At September 30, 2015, Arrayit had a working capital deficit of $7,099,873 and an accumulated deficit of $32,039,372.  The Company currently devotes a significant amount of its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures, including required past due payroll and income tax payments, over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including its parent company, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowance for doubtful accounts.  As more fully explained in Note 5 below, accounts receivable has been reduced by accounts receivable loans sold with recourse.

	September 30, 2015	December 31, 2014
Gross accounts receivable	$516,095	$570,720
Less
Allowance for doubtful accounts	(125,827)	(127,001)
Loan value of receivables sold with recourse (see Note 5)	(180,604)	(245,524)
Total	$209,664	$198,195

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH RECOURSE

Pursuant to an agreement dated July 5, 2007 and renewed on September 10, 2013, the Company has sold some of its Accounts Receivable to a financial institution with full recourse.  The financial institution retains a 15% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the Receivables are collected.  The maximum commitment under this facility is $450,000, and is limited to receivables that are less than 31 days outstanding. The facility bears interest at 16% at September 30, 2015, and is secured by an unconditional guarantee of the Company and a first charge against the Accounts Receivable.  At September 30, 2015, the balance outstanding under the recourse contracts was $180,604 net of a hold back reserve of $150,299 (December 31, 2014, $245,524 net of a hold back reserve of $120,117). Because of the Company’s credit policies, repossession losses and refunds in the event of default have not been significant and losses under the present recourse obligations are not expected to be significant, it is at least reasonably possible that the Company’s estimate will change within the near term.
NOTE 6 – FIXED ASSETS

	September 30, 2015	December 31, 2014
Fixed assets – cost	$475,487	$464,225
Less
Accumulated depreciation	(321,311)	(289,560)
Total	$154,176	$174,665

Depreciation expense totalled $11,066 and $10,251, respectively, for the three months ended September 30, 2015  and 2014, and $31,751 and $30,471, respectively, for the nine months ended September 30, 2015 and 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, consisted of the following:

	September 30, 2015	December 31, 2014

Trade Vendors	$1,266,662	$1,059,752
Professional Advisors	2,622,937	2,759,747

Total Accounts Payable	3,889,599	3,819,499

ACCRUED LIABILITIES

Payroll and applicable taxes	1,949,009	1,881,649
Judgment interest	7,052	51,982
Other	234,870	240,392

Total Accrued Liabilities	2,190,931	2,174,023

TOTAL	$6,080,530	$5,993,522

NOTE 8 – DEBT

	September 30, 2015	December 31, 2014

Convertible note payable, due September 24, 2015 including accrued interest of $4,287 and $1,682	$10,887	$80,432

Convertible note payable, due October 14, 2015 including accrued interest of $2,382, net of unamortized OID of $14,778	-	$121,604

Convertible note payable, due October 23, 2015 including accrued interest of $1,167 and $1,054, net of unamortized debt discount and OID of $7,724 and $88,359	10,943	$22,695

Convertible note payable, due November 12, 2015 including accrued interest of $1,192, net of unamortized debt discount and OID of $84,785	-	$26,407

Convertible note payable, due December 01, 2015 including accrued interest of $729, net of unamortized debt discount and OID of $12,169	-	$8,021

Convertible note payable, due December 08, 2015 including accrued interest of $322, net of unamortized OID of $12,169	22,020	$51,153

Convertible note payable, due March 24, 2016 including accrued interest of $3,189, net of unamortized debt discount of $72,083	6,106	-

Convertible note payable, due October 08, 2016, including accrued interest of $0 and $18,118, net of unamortized debt discount and OID of $38,463 and $97,167	17,973	$12,833

Convertible note payable, due April 22, 2016 including accrued interest of $2,318, net of unamortized OID of $8,056	68,762	-

Notes payable, interest at 10%, which was due August 10, 2010 and is now past due, secured by 1,000,000 shares out of the Company's common stock, pledged to the private lender without compensation by the Company's Chairman.	250,000	250,000
Notes payable, interest at rates varying from 8% to 10%, unsecured due on demand from Officers and Directors, their families and other shareholders	510,114	505,022

Total notes payable, including related parties	$896,805	$1,078,167

Long term debt	-	-
Short term debt	$896,805	$1,078,167

LG Capital Funding, LLC

On September 24, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC  ("LG"), for the sale of an 8% convertible note in the principal amount of $78,500 (the "Note"). The financing closed on September 24, 2014. The total net proceeds the Company received from this Offering was $78,500.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 24, 2015.  Until March 24, 2015 the note is redeamable at between 125% and 142% of the face value plus accrued interest.   After March 24, 2015 the note is convertible into common shares of the Company at 60% of the lowest OTCQB quoted trading price for the twenty (20) trading days prior to the notice of exercise.  There are additional discounts of up to 25% if certain conditions are not met.

On March 24, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC  ("LG"), for the sale of an 8% convertible note in the principal amount of $78,750 (the "Note"). The financing closed on March 24,2015. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 24, 2015.  Until March 24, 2015 the note is redeamable at between 125% and 142% of the face value plus accrued interest.   After March 24, 2015 the note is convertible into common shares of the Company at 60% of the lowest OTCQB quoted trading price for the twenty (20) trading days prior to the notice of exercise.  There are additional discounts of up to 25% if certain conditions are not met.

KBM Worldwide, Inc.

On October 14, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $134,000 (the "Note"). The financing closed on October 14, 2014. The total net proceeds the Company received from this Offering was $115,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 14, 2015.  Until April 14, 2015 the note is redeamable at between 110% and 135% of the face value plus accrued interest.   After April 14, 2015 the Note is convertible into common stock, at KBM’s option, at a 30% discount to the average of the three lowest OTCQB closing bid prices of the common stock during the 10 trading day period prior to conversion.

On December 8, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note"). The financing closed on December 8, 2014. The total net proceeds the Company received from this Offering was $50,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 8, 2015.  Until June 8, 2015 the note is redeamable at between 110% and 135% of the face value plus accrued interest.   After June 8, 2015 the Note is convertible into common stock, at KBM’s option, at a 30% discount to the average of the three lowest OTCQB closing bid prices of the common stock during the 10 trading day period prior to conversion.

Macallan Partners, LLC

On October 23, 2014, the Company entered into a Securities Purchase Agreement with Macallan Partners, LLC ("Macallan"), for the sale of an 5% convertible note in the principal amount of $110,000 (the "Note"). The financing closed on October 23, 2014. The total net proceeds the Company received from this Offering was $100,000.

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

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $89,271. The Company recorded a loss from change in fair value of debt derivatives of $32,291 for the period ended September 30, 2015

Tangiers Investment Corp., LLC

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

The Company recorded a gain from change in fair value of debt derivatives of $57,051 for the period ended September 30, 2015;

Typenex Co-Investment, LLC

On December 1, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of an 10% convertible note in the principal amount of $87,500 (the "Note"). The financing closed on December 1, 2014. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on December 1, 2015.  Until June 1, 2015 the note is redeamable at 35% of the face value plus accrued interest.   The Note is convertible into common stock, at Typenex’s option, at a 40% discount to the lowest OTCQB trading price of the common stock during the 20 trading day period prior to conversion.

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

The Company recorded a gain from change in fair value of debt derivatives of $45,269 for the period ended September 30, 2015.

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

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $256,220. The Company recorded a loss from change in fair value of debt derivatives of $142,281 for the period ended September 30, 2015.

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

Embedded Derivative Liabilities in Convertible Notes

As of September 30, 2015, the fair value of the Company’s derivative liabilities was $716,713, and $116,080 was recognized as a loss on derivatives due to change in fair value of the liability during the year ended September 30, 2015.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$273,239
ASC 815-15 additions	327,394
Change in fair value	116,080
ASC 815-15 deletions	-
Balance at September 30, 2015	$716,713

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(116,080)
Derivative expense	(194,401)
Loss for period ended September 30, 2015	$(310,481)

The fair values of derivative instruments were estimated using the Black-Scholes Option Pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.33% - 0.64%
Expected volatility	100%
Expected life	6 - 15 months

NOTE 9 – WARRANTS AND OPTIONS

The following table summarizes options and warrants outstanding at September 30, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2014	17,397,308	$0.18
Granted	1,600,000	0.10
Cancelled/forfeited	-	-
Expired	-	-
Exercised	250,000	0.10
Outstanding at September 30, 2015	18,747,308	$0.18

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

There were no revenues generated during the fiscal period ended September 30, 2015 and hence no obligation to pay any royalties to the Parkinson’s Institute.

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

Operations for the periods ended September 30, 2015 and 2014 include $2,598,958 and $Nil of stock-based compensation, arising from the issuance of unregistered common and preferred shares, respectively.

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

The Series C Preferred Stock has no stated dividend rate.  The Series C Preferred Stock also has voting rights that entitle the preferred shareholders to vote with the common shareholders as if the preferred stock had converted to common. The conversion ratio of the preferred into common is not subject to revision upon reverse stock dividends or splits that reduce the total shares outstanding.  On February 21, 2008, 103,143 Series C Preferred Stock was issued as part of the reverse merger transaction with Integrated Media Holdings Inc.  On September 27, 2015, the Company issued 1.5 million shares of Series C Preferred to three board members and recognized compensation expense of $2,572,500.  These Series C Preferred shares are convertible into 555,501,100 common shares at the rate of 350:1.  On August 15, 2008 the articles of designation for the Series C Preferred Stock were amended to limit the conversion to common shares to 10% of the holders’ original holdings in any quarter.  During the nine months ended September 30, 2015 and 2014 there were no conversions.

Common Stock

On September 21, 2015 – Arrayit Corporation filed a Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (Pursuant to NRS 78.385 and 78.390 – After Issuance of Stock) to increase authorized shares.  Article V Capital Stock has been amended to read as follows:

Number and Designation.  The total number of shares of all classes that this Corporation shall have authority to issue shall be 980,000,000, of which 960,000,000 shall be shares of common stock, par value $.0.001 per share (“Common Stock”) , and 20,000,000 shall be shares of preferred stock, par value $.0.001 per share (“Preferred Stock”).

NOTE 13 – STOCKHOLDERS’ EQUITY

	TOTAL ARRAYIT CORPORATION STOCKHOLDERS' EQUITY (DEFICIENCY)
							Additional
	Preferred Series A		Preferred Series C		Common Stock		Paid In	Accumulated
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Reciprocal	Total
Balance, December 31, 2014	22,034	$22	87,145	$87	54,691,581	$54,501	$23,012,265	$(28,013,075)	$(1,550,001)	$(6,496,201)

Issuance of shares for cash on warrant exercise	-	-	-	-	250,000	250	24,750	-	-	25,000

Issuance of shares for cash	-	-	-	-	983,333	983	72,767	-	-	73,750

Issuance of shares for services	-	-	-	-	950,250	950	56,325	-	-	57,275

Issuance of shares for unpaid compensation	-	-	1,500,000	1,500	352,779	353	2,597,106	-	-	2,598,959

Issuance of shares for debt conversion	-	-	-	-	414,473,478	414,472	254,772	-	-	669,244

Issuance of shares for settlement of legal suit	-	-	-	-	1,250,000	1,250	3,500	-	-	4,750

Issuance of warrants for services	-	-	-	-	-	-	247,823	-	-	247,823

Net loss for the period ended September 30, 2015	-	-	-	-	-	-	-	(4,026,297)		(4,026,297)
Balance, September 30, 2015	22,034	$22	1,587,145	$1,587	472,951,421	$472,760	$26,269,307	$(32,039,372)	$(1,550,001)	$(6,845,697)

As more fully described in Note 8 the Company has entered into a number of convertible notes.   Amongst other terms, these convertible notes require the Company's Transfer Agent to reserve shares for the note holders.   Accordingly the Company is restricted in the number of unissued shares it has available to issue.

NOTE 14 – RECIPROCAL SHAREHOLDINGS

At September 30, 2015, Arrayit owned an equity interest in Avant Diagnostics, Inc. (“Avant”) through ownership of 41.0% (December 31, 2014 – 54.92%) of its common shares.  The change in equity interest compared with the prior year reflects the issuance of ten million shares (10,000,000) by Avant as full settlement for the $1,550,000 invoice issued by Arrayit Corporation to Avant Diagnostics on September 20, 2014; an additional issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

At September 30, 2015, Avant owned an approximate 2.11% (December 31, 2014 – 7.12%) reciprocal shareholding in common shares, issued and outstanding of Arrayit.   The change in reciprocal shareholding compared with the prior year reflects the issuance of ten million shares (10,000,000) as part of a share swap between Avant and Arrayit; as well as the issuance of shares by Avant to parties other than Arrayit.

As a result of Avant’s reciprocal shareholding in Arrayit common shares, the Company has an indirect pro-rata interest of 0.87% (December 31, 2014 – 7.66%) in its own shares.   Both the equity investment in Avant and stockholders’ equity have been reduced by the reciprocal shareholdings of $1,550,000 at September 30, 2015 (December 31, 2014 - $1,550,000).   Currently as Avant is a development stage company, the Company did not record any pro-rata share of earnings in Avant, nor adjust its equity investment in Avant for the period ended September 30, 2015.

The Company also recorded revenues of $1,550,000 and bad debt expense of $1,550,000 related to the Avant transactions during 2014. The bad debt expense is included in selling, general and administration expenses in the statement of operations.

NOTE 14 – INCOME TAXES

At September 30, 2015 and December 31, 2014, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $32 million and $28 million respectively. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is likely that utilization of the NOL carry-forwards are limited based on changes in control. A valuation allowance of approximately $14.0 million has been recorded against the deferred tax asset as of September 30, 2015 and $12 million at December 31, 2014, respectively. The NOL carry-forwards will fully expire in 2034.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Long Term Lease Commitments

The Company leases its office facility in Sunnyvale, California under operating leases that expire December 31, 2020.

Future minimum lease payments are as follows:

2015	$60,255
2016	227,568
2017	234,388
2018	263,364
2019	271,272
2020	279,408

$1,336,255

Rent expense was $99,240 and $82,968 for the three months ended September 30, 2015 and 2014, respectively.
Rent expense was $262,333 and $232,591 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On October 5, 2015 the company issued 11,000,000 of its common shares, upon the conversion of $14,520 of convertible debt.

On October 7, 2015 the company issued 23,500,000 of its common shares, upon the conversion of $18,692 of convertible debt.

On October 13, 2015 the company issued 13,000,000 of its common shares, upon the conversion of $11,700 of convertible debt.

On October 15, 2015 the company issued 7,662,833 of its common shares, upon the conversion of $6,896 of convertible debt.

On October 20, 2015 the company issued 10,555,400 of its common shares, upon the conversion of $9,500 of convertible debt.

On October 23, 2015 the company issued 15,000,000 of its common shares, upon the conversion of $12,600 of convertible debt.

On November 2, 2015 the company issued 27,272,728 of its common shares, upon the conversion of $30,000 of convertible debt.

On November 5, 2015 the company issued 24,390,244 of its common shares, upon the conversion of $20,000 of convertible debt.

On November 9, 2015 the company issued 20,000,000 of its common shares, upon the conversion of $10,800 of convertible debt.

On November 11, 2015 the company issued 12,116,888 of its common shares, upon the conversion of $6,543.12 of convertible debt.

On November 12, 2015 the company issued 42,952,381 of its common shares, upon the conversion of $24,500 of convertible debt.

On November 16, 2015 the company issued 15,919,416 of its common shares, upon the conversion of $7,641 of convertible debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended September 30, 2015, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Unaudited Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Results of Operations

Comparison of Operating Results –Three Months Ended September 30, 2015 and 2014

Gross revenues for the three months ended September 30, 2015 and 2014 were $615,151 and $492,655, respectively, representing a 24.9% increase in gross revenues for the period.

The cost of sales for the three months ended September 30, 2015 and 2014 were $244,105 and $283,591, respectively resulting in gross profit for the period of $371,047 and $209,064, respectively.  The Company’s cost of sales is largely dependent upon product mix.  During the third quarter of 2015, the gross margin was 60.3% versus 42.4% for the third quarter of 2014.  During the third quarter of 2015 the company licensed some of its technology which increased its gross margin.

Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 were $3,490,186 and $529,806, respectively.  The increase of $2,960,380 is largely attributable to the Company’s issuance of Series “C” preferred shares, whose fair market value was recorded as compensation expense.

Legal expenses of $68,389 for the three months ended September 30, 2015 were attributable to the costs of defending litigation with Reuben Taub, as well as the costs of increasing the Company’s authorized share capital and declaration of a Dividend In Kind.  Legal expenses of $50,560 for the three months ended September 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.

Net loss from operations was $3,197,499 for the three months ended September 30, 2015, compared with a net loss from operations of $376,019 for the three months ended September 30, 2014.  The increase in net operating loss is primarily due to the Company’s recognition of compensation expense for shares issued to its directors.

Interest expense was $101,658 for the three months ended September 30, 2015, compared to $32,350 for the three months ended September 30, 2014.  The increase in interest costs is attributable to the interest payable on the convertible notes during the three months ended September 30, 2015.

Comparison of Operating Results – Nine Months Ended September 30, 2015 and 2014

Gross revenues for the nine months ended September 30, 2015 and 2014 were $1,975,550 and $3,532,554, respectively, representing a 44.1% decrease in gross revenues for the period. The decrease in sales was a result of Arrayit Corporation invoicing Avant Diagnostics, Inc. $1,550,000 in June 2014 for work it performed toward FDA approval of OvaDx®. .

The cost of sales for the nine months ended September 30, 2015 and 2014 were $890,459 and $1,264,343, respectively resulting in gross profit for the period of $1,085,091 and $2,268,211, respectively.  The Company’s cost of sales is largely dependent upon product mix.  During the nine months ended September 30, 2015, the gross margin was 54.9% versus 64.2% for the nine months ended September 30, 2014.

Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $4,051,083 and $3,198,667, respectively.  The increase of $852,416 is attributable to the Company’s issuance of Series “C” preferred shares, whose fair market value was recorded as compensation expense, offset by a bad debt expense of $1,550,000 recorded in 2014 against the sale to Avant.

Legal expenses of $134,785 for the nine months ended September 30, 2015 were attributable to the costs of defending litigation with Reuben Taub, reaching a settlement with Recap Marketing and Consulting, as well as patent maintenance and general corporate matters. Legal expenses of $128,127 for the nine months ended September 30, 2014 were attributable to the costs of defending litigation with Avant, ReCap and Tamarin Lindenberg, as well as patent maintenance and general corporate matters.
Net loss from operations was $3,184,747 for the nine months ended September 30, 2015, compared with net loss from operations was $1,116,598 for the nine months ended September 30, 2014.  The decrease in net operating loss is due primarily to increased profit margins on some laboratory instruments and a lower reserve for bad debt.

Interest expense was $534,865 for the nine months ended September 30, 2014, compared to $92,143 for the nine months ended September 30, 2014.  The increase in interest costs is attributable to interest payable on convertible notes.

Other income for the nine months ended September 30, 2015 includes a gain on extinguishment of liabilities of $3,796 whereas other income for the nine months ended September 30, 2014 includes gain on extinguishment of liabilities of a gain on extinguishment of liabilities of $391,994.

Liquidity and Capital Resources

Cash flows used in operations were $218,237 for the nine months ended September 30, 2015, and cash flows used in operations were $281,249 for the nine months ended September 30, 2014. As of September 30, 2015, we had a working capital deficiency of $7,099,873 and an accumulated deficit of $32,039,372. The working capital deficiency, in addition to amounts payable in the normal course of business, is primarily attributable to accrued legal expenses, deferred compensation, and judgment interest.

At September 30, 2015, the Company had no commitments, understandings or arrangements for additional working capital.  We estimate that we may require approximately $2 million over the next twelve (12) months to meet our expenses and to expand current operations to meet customer demands for our products and services.  We may require additional funds over the next eighteen (18) months to assist in realizing our business objectives and for continuing research and development.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs and funding its development from operations supplemented by short-term borrowings from officers and third parties.   We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

On October 22, 2015, Plaintiffs The Nemours Foundation on behalf of the Alfred I. Dupont Hospital for Children, in case number 1:15-CV-00956-RGA launched an action against Arrayit Corporation seeking damages and other relief based on its purchase of a tissue microarrayer instrument, in the amount of $94,925.  On November 16, 2015 the parties reached a settlement in the amount of $21,000, of which $11,000 was paid on November 18, 2015 and the balance of $10,000 is due on December 1, 2015.

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

Arrayit Corporation

Dated: November 20, 2015	By:	/s/ RENE A. SCHENA
Rene A. Schena
Chairman and Director